Form 10-K405
period 1996-12-31
TRANSCRYPT INTERNATIONAL INC
filed 1997-03-05
CIK 1023516

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-21681

                         TRANSCRYPT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                            47-0801192
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

                 4800 NW FIRST STREET, LINCOLN, NEBRASKA 68521
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (402) 474-4800

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ____ NO X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on February 28, 1997, as reported on the Nasdaq National Market System, was approximately $35,879,735. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, 9,283,078 shares of the Registrant's Common Stock were outstanding.

The Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year ended December 31, 1996, is incorporated herein by reference in Part III of this Report on Form 10-K.

                                     PART I

         Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Transcrypt International, Inc. ("Transcrypt" or the "Company") operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "ITEM 1. BUSINESS -- SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE."

ITEM 1.  BUSINESS.

GENERAL

         The Company designs and manufactures information security products which prevent unauthorized access to sensitive voice and data communications. The Company focuses on developing and providing information security products for telecommunications markets, including the land mobile radio ("LMR"), telephony and data security markets. The Company's products are based primarily on a wide range of proprietary analog scrambling and digital encryption technologies. The Company's core technologies offer a number of significant benefits, including high levels of information security and sound quality, high-speed, real-time data transmission, low power consumption, small size and cost effective manufacturing.

INDUSTRY BACKGROUND

         The electronic information security industry is comprised generally of products designed to protect the transmission of voice and data communications through both wireless and wireline mediums. Wireless communication devices operate in specific, designated frequency bands, and include cellular telephones, LMRs, pagers and the new personal communication services devices. Relatively inexpensive radio scanners, available from many consumer electronics stores, can intercept or be easily modified to intercept most types of analog wireless voice transmissions. Without active electronic protection, many forms of electronic communications are vulnerable to interception and theft. The Company's information security products prevent unauthorized access to wireless voice communications.

         Today's information security industry originated from the need to secure sensitive wireless military communications. By the late 1970s, the availability, quality and cost of information security devices had improved such that the use of these devices by non-military governmental users (i.e., law enforcement, fire, emergency medical and public safety personnel) and large commercial users became economically and functionally feasible. Although a variety of manufacturers introduced new products throughout this time period, Motorola, Inc. ("Motorola") emerged as the leader in wireless voice communications and a developer of limited analog information security products.

         Initially, all electronic communications were transmitted in analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio "carrier" wave. An analog transmission can be made secure by "scrambling" or manipulating the original signal at the point of transmission and reconstituting the original signal at the receiving end. By the late 1980s, accelerating use of wireless communications devices, such as LMRs and cellular telephones, resulted in increased demand for limited radio spectrum. In response to this demand, and enabled by the low-cost availability of digital signal processors ("DSPs"), electronics manufacturers developed spectrally efficient (i.e., low-bandwidth) digital communications devices. In digital communications, an analog signal is "digitized," or converted into a series of discrete information "bits" in the form of ones and zeroes prior to transmission. Digital transmissions can be made secure by a process known as "encryption," which involves the use of a mathematical algorithm to rearrange the bit-stream prior to transmission and a decoding algorithm to reconstitute the transmitted information back into its original form at the receiving end.

         Land Mobile Radio Market

         One of the earliest applications of information security technology outside of the military was in protecting LMR voice communications. Land mobile radios consist of hand-held or mobile (vehicle mounted) two-way radios commonly used by public safety workers (e.g., police, fire and medical emergency personnel), businesses (e.g., fleet operators, taxi dispatch, construction and other commercial users) and a wide variety of United States and foreign government agencies. A typical LMR system consists of one or more base control stations networked with each other and with multiple mobile (vehicle-mounted) or hand-held portable LMRs.

         As with all other major forms of wireless communications devices, LMRs transmit information in either analog or digital format, although the substantial majority of LMRs currently in use operate in analog format only.
In 1995, as a result of increasing frequency spectrum capacity constraints, the FCC mandated that all new LMR equipment utilize a more spectrally-efficient, narrow-band (12.5 kHz) transmission system, which will effectively require all LMR users to migrate to digital LMR systems. In response to this mandate, an advisory body of the Association of Public Safety Communications Officials International, Inc. ("APCO"), including a number of LMR manufacturers, recommended an industry standard for digital LMR devices which would both meet the requirements of the FCC mandate and provide solutions for several actual or potential problems which increasingly troubled public safety LMR users. These problems included: (i) the lack of interoperability, or the failure of existing systems to communicate with other systems produced by the same or other manufacturers; (ii) the lack of backwards compatibility between older analog LMR systems and the new proposed digital LMR systems; and (iii) the interception of sensitive public safety communications by third party eavesdroppers. As a result, the APCO advisory body eventually promulgated an open standard for digital LMR products, which has come to be known as the "APCO 25 standard."

         In order to comply with the APCO 25 standard, a digital LMR system must utilize a "common air interface" to achieve interoperability with other digital systems, be compatible with existing analog LMR infrastructure and provide the user with the ability to use advanced encryption technologies. Motorola, the largest LMR manufacturer, played a significant role in the formulation of the APCO 25 standard and has been a major proponent of its adoption by the LMR public safety market. Certain competitive LMR system standards have been proposed by other LMR manufacturers, primarily the "EDACS" standard proposed by Ericsson, Inc. ("Ericsson"). Ericsson's EDACS standard is based on time division multiple access technology, compared with the APCO 25 frequency division multiple access technology. See "ITEM 1. BUSINESS -- INTELLECTUAL PROPERTY."

         Telephony Market

         Since its inception in 1983, cellular telephone service has grown rapidly and become available to the substantial majority of the population of
the United States.   Cellular telephone subscribers and revenues have grown
rapidly in recent years. The increased volume has raised significant new security and privacy issues and an increased sensitivity to the potential risks involved in intercepted signals. Unprotected cellular telephone transmissions generally provide minimal or no security and allow eavesdropping by even casual listeners with compatible scanners.

PRODUCTS AND CORE TECHNOLOGIES

         The Company first entered the information security market in 1978 with simple, transistor-based add-on scrambling modules for use in analog LMRs employing basic single-inversion scrambling techniques, which the Company marketed primarily to public safety agencies and international governments. Since that time, the Company has further developed and improved upon its core information security technologies, which the Company has implemented into its scrambler modules, as well as in other types of products within the Company's two major product families, LMR Security and Telephony Security. Such core technologies currently include the following methods, listed in ascending order of sophistication of security technique: (i) frequency inversion (inverting or otherwise adjusting the phase of a signal based on a consistent method); (ii) split-band transmission (spreading a signal across multiple channels); (iii) rolling code transmission (incrementally stepping codes); (iv) hopping code transmission (randomly setting codes based upon an algorithm); (v) frequency hopping transmission (changing broadcast frequencies multiple times per second based upon an algorithm); and (vi) digital encryption (encoding a digital bit-stream based upon a mathematical encryption algorithm).

         The Company typically charges higher prices for devices featuring more advanced levels of security. Therefore, the types of end users at each level of security tend to vary based upon the importance of the information for which security is desired. Typical users of the most basic form of scrambler, the frequency inversion scrambler, include taxi dispatchers, other types of consumer businesses and football and other sports teams that need to provide real-time secure communications between players and coaches. Typical users for medium-level security devices include commercial and industrial users and international customers for which an export license has not been obtained. High-level scrambling devices are used primarily by public safety agencies and federal government personnel.

         As with all of the Company's information security products, the use of scrambling equipment is required on both the transmitting and receiving sides of communications in order to operate in secure mode. For example, in order to achieve secure LMR communications, it would be necessary for both the transmitting and receiving equipment, including hand-held and mobile devices and base stations, to be equipped with one of the Company's scramblers, whether as an add-on installation or in the form of one of the Company's complete LMRs. In the Company's cellular telephony family, a scrambled cellular telephone may communicate in secure mode only with another of the Company's secure cellular telephones, a PBX interchange or cellular service provider that has installed one of the Company's Voice Privacy Exchange Units, or a landline telephone equipped with one of the Company's external desktop scrambling units. However, all of the Company's products can be used in the clear, non-scrambled mode with equipment that does not contain a Transcrypt security device.

         The Company offers a variety of add-on LMR scrambling products featuring the Company's different core technologies and varying levels of security. Add-on scramblers are available in two packages, a modular package consisting of a circuit board that is designed to be permanently soldered into existing circuitry, and a socket package designed to be installed in sockets with standard pin configurations installed by OEM manufacturers. Motorola currently stocks and sells directly one of the Company's socket modules pursuant to an August 1995 agreement with the Company. Other products sold by the Company are compatible with sockets of other OEM manufacturers, including Icom America, Inc. and Kenwood Radio. The Company also produces modules that add signaling features to OEM radios, including "man-down" (emergency signal broadcast if radio position becomes horizontal), "stun-kill" (disables lost or stolen radios remotely) and "over-the-air reprogramming" (changes encryption and scrambling codes remotely). Sales of LMR related products accounted for approximately 69% and 80% of total revenues in the fiscal years ended
December 31, 1996 and in 1995, respectively.

         In August 1996, the Company introduced a complete hand-held digital LMR complying with the APCO 25 "common air interface" standard and featuring the Company's advanced core scrambling and digital encryption technologies. The Company intends to introduce additional secure LMR models, including mobile
radios, in 1997.   All of the Company's APCO 25 compliant "dual-mode" digital radios are expected to be compatible and fully interoperable with older analog radio systems, as well as optionally compatible with Motorola's proprietary analog trunking technology (Smartnet(TM)) and proprietary digital encryption
algorithm.   See "ITEM 1. BUSINESS -- SUMMARY OF CERTAIN FACTORS THAT MAY AFFECT
FUTURE RESULTS OF OPERATION AND/OR STOCK PRICE -- TRANSITION FROM ADD-ON TO STAND-ALONE WIRELESS SECURITY PRODUCTS."

         The Company's add-on scramblers for cellular telephones typically consist of a modular circuit board designed to be permanently soldered into existing telephone circuitry. The add-on scrambler product line includes a model designed specifically for Motorola's MicroTAC(TM) telephones as well as a "generic" scrambler for use in a variety of OEM cellular telephone equipment and featuring advanced digital signal processing technology. Additionally, the Company markets a complete, Transcrypt-branded, Motorola MicroTAC(TM) cellular telephone upgraded to include the Company's advanced add-on scrambling modules. The Company also provides Transcrypt-branded secure cellular telephones and the Company's Voice Privacy Exchange Units to a regional Bell operating company, which resells the telephones to its customers in one metropolitan area and charges additional monthly fees for secure service. In the area of landline telephone voice security, the Company has, since 1995, produced landline scrambling and encryption devices for installation between the handset and telephone base, which have been purchased primarily by overseas government and corporate users.

         The Company's plans to introduce in the future data security products incorporating the Company's core digital encryption technologies, including the real-time, high-speed digital encryption techniques originally developed for the Company's digital radio products and landline encryption device. Data security products under development include a "T1" network server capable of performing high speed, real-time authentication and encryption/decryption for up to 24 simultaneous computer users, an encrypted landline modem, an encrypted cellular modem, an encrypted fax/modem PCMCIA card and a desktop facsimile encryption device. The Company's data security products are in the initial design and experimentation stage of development. No assurance can be given that the Company will be able to successfully develop any of these products or, if developed, that any such products will be commercially viable or result in material sales by the Company.

CUSTOMERS

         The Company's customers use information security products in a variety of situations involving differing security needs. For example, domestic and international police forces typically have a medium to high need for security, while military users which are often faced with hostile and determined threats, and therefore typically have a high need for security. Purchasers of the Company's products include public safety agencies and police forces, federal government agencies, foreign governments, the military, cellular service providers, LMR manufacturers and business and corporate users in finance, manufacturing and media/entertainment, among other industries. Other than Motorola, no customer accounted for more than 10% of aggregate sales during the year ended December 31, 1996.

MOTOROLA RELATIONSHIP

         The Company depends to a large extent on a number of significant relationships with Motorola. Motorola has been one of the Company's largest customers since 1994, and the Company believes that Motorola is likely to account for a significant portion of the Company's sales in the near future. Sales to Motorola totaled $2.2 million in 1996, $460,000 in 1995 and $2.0 million in 1994. Sales in 1996 consisted primarily of Motorola-labeled LMR socket scrambling modules available for resale by Motorola as an accessory to certain of Motorola's portable LMRs sold in North America. In August 1995, the Company entered into a three-year supply agreement with Motorola's Radio Products Americas Group to provide socket scrambler modules at fixed prices in lots of 100 or more. Such agreement provides for minimum purchases by Motorola of $3.7 million of socket scrambler modules during the 18-month period beginning on April 1, 1996 (of which $2.1 million had been purchased as of December 31, 1996), after which the agreement terminates in August 1998 or is otherwise terminable at will by either party upon 60 days' prior notice.

         Motorola is also a key manufacturer of electronic components used by the Company, including microprocessors used in most of the Company's scramblers, which are supplied to the Company through an electronics wholesaler. In addition, Motorola has agreed to sell to the Company, at fixed prices and upon the Company's request, radio frequency platforms for use in various products. Purchases by the Company of Motorola components totaled approximately $1.9 million in 1996 and $726,000 in 1995. Furthermore, pursuant to a product sales agreement executed in June 1996 with Motorola, Motorola has agreed to sell to the Company, upon the Company's request, original equipment cellular telephones and related accessories from Motorola's MicroTAC(TM) line, which the Company intends to resell equipped with the Company's DSP-based encryption devices and labeled with the Transcrypt logo. Such agreement specifies fixed prices for purchases of such equipment, and its original term expires on December 31, 1997, after which it is terminable at will by either party upon 30 days' prior notice. The Company has, as of December 31, 1996, purchased $198,000 in cellular telephones from Motorola pursuant to such agreement.

         The Company has obtained from Motorola a royalty-bearing, irrevocable, non-exclusive, worldwide license (the "IPR License") to manufacture products containing certain proprietary LMR and digital encryption technology. The IPR License includes rights to use Motorola's proprietary analog trunking technology (Smartnet(TM)) and certain Motorola digital encryption algorithms in LMR products. The digital encryption technology may also be incorporated into certain other information security products. The IPR License was obtained initially in August 1994 and was amended to cover a broader range of products in June 1996. The IPR License provides for minimum royalty payments and per unit payments in amounts which the Company believes are standard for the LMR industry. See "ITEM 1. BUSINESS -- SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE -- RELIANCE ON MOTOROLA."

SALES, MARKETING AND DISTRIBUTION

         The Company sells its products domestically through six sales managers. Add-on products are sold domestically primarily to distributors, OEMs and self-servicing end users, while complete radio products are sold domestically primarily to end users. The Company is actively seeking to hire an additional eight sales persons for radio sales in the United States. The Company also markets its radio and other complete products to its existing add-on customer base.

         The Company conducts international sales through four sales managers, each of whom focuses on specific regions of the world outside of the United States. The majority of international sales are made by the sales managers in conjunction with a Company-authorized distributor, which typically provides a local contact and arranges for technical training in foreign countries. International sales accounted for 49.0%, 71.4% and 57.3% of the Company's revenues in the 1996, 1995 and 1994, respectively. International sales have been, in most cases, denominated in U.S. dollars, and the Company seeks to reduce the risks of payment in foreign sales by obtaining advance payment and confirmed, irrevocable letters of credit.

         The Company distributes its add-on information security products to both end users in the LMR and telephony markets and to distributors, such as LMR dealers, that resell the Company's products to end users. The Company has sold its self-branded, complete, analog secure cellular telephone primarily through distributors and cellular service resellers, and the Company intends in the future to also sell such analog cellular telephone and the digital version through cellular service providers.

         Sales to public safety agencies and other governmental entities have comprised a significant portion of the Company's total sales. Such sales often involve competitive, open bidding characteristic of public sector procurement programs. Under the Company's plan to sell stand-alone communication devices, such as LMR units, to such types of customers, the Company will likely be required to increase its participation in public bidding and procurement processes. Among other requirements, suppliers of LMR units in quantity are often required by public sector end-users issuing requests for bids to supply a bond from an approved surety company at the time that the bid is submitted and at the time that the contract is awarded. The availability of such bonds is limited by a number of factors, including the applicant's financial condition and operating results, the applicant's record for completing similar systems contracts in the past and the extent to which the applicant has bonds in place for other projects.

         The Company's basic marketing strategy has been to increase market awareness of the need for information security products and to convey the technical capabilities of the Company's products. The Company conducts promotions through a mix of print advertising, trade shows, direct mail campaigns, press releases, technical articles, white paper publication, periodic newsletters, training and presentation material, and distribution of demonstration and loaner equipment, which are sometimes coordinated with product launches and trade shows.

         The Company provides toll-free telephone access for technical and other calls, 24-hour voicemail and 24-hour emergency pager contact for customers with technical or other problems. Product training, which includes classes, seminars and video programs, is available at both the customer's site and the Company's Lincoln facility. The Company offers a standard warranty on all products, which covers parts and labor for a period of one year from purchase, with an extended warranty service option available at an additional cost.

         The Company installs, for a fee, all models of the Company's scrambler modules into customers' LMRs and telephones. During 1996, the Company performed installations in less than 10% of total units sold. Scrambler modules not installed by the Company are generally installed by local radio and cellular telephone dealers. The Company documents installation instructions for its products in OEM devices ("application notes"), and has developed application notes for more than 2,000 OEM products, including almost all commercially available two-way radio models sold worldwide.

INTELLECTUAL PROPERTY

         The Company presently holds seven registered copyrights, which cover software containing algorithms for frequency hopping, scrambling and signaling technologies for LMR and cellular telephony, and one domestic patent, which covers continuous synchronization methods used in analog scrambling products. The Company has also applied for nine additional domestic patents relating to high-end scrambling techniques and methods of integrating after-market devices, such as the Company's modules, into OEM products. These patent applications were the result of the Company's expanded intellectual property program, which is intended to enhance the patent protection afforded the Company's new and advanced intellectual property rights. The Company also holds three registered trademarks related to the "Transcrypt" name and product names.

         In addition to copyright and patent laws, the Company relies on trade secret law and employee and third-party non-disclosure agreements to protect its proprietary intellectual property rights. Furthermore, the Company designs its information security devices to render the underlying software and processes difficult to reverse engineer, providing an additional level of protection.

         The information security and wireless communications industries in which the Company sells its products are characterized by substantial litigation and assertions of claims regarding patent and other intellectual property rights. At various times over the last several years, most recently in December 1996, Ericsson has notified the APCO 25 Project Steering Committee and certain current and proposed manufacturers of APCO 25 products (including the Company, Motorola and E.F. Johnson Co.) that it believes that products complying with the APCO 25 standard will necessarily infringe various Ericsson patents and that APCO 25 manufacturers must obtain licenses under such patents. The Company does not believe that the APCO 25 standard or any of the Company's products infringe the relevant Ericsson patents or any valid intellectual property right of others based, in part, on reliance upon the advice of the Company's patent counsel. However, there can be no assurance that Ericsson will not continue to assert these or other claims of patent infringement or other wrongful conduct against the APCO 25 standard, manufacturers of APCO 25 products, including the Company, or present or future products of the Company. Further, there can be no assurance that any litigation which may be instituted in the future by Ericsson or any other party alleging infringement of intellectual property rights or other wrongful conduct will not have an adverse effect upon the Company, including the imposition of monetary damages, expenses of litigation, diversion of management and other resources and injunction against continued manufacture, use or sale of certain processes or products.

         Under the terms of a July 1993 Memorandum of Understanding (the "MOU") among various manufacturers involved in the APCO 25 project, signatories to the MOU (which include the Company, Ericsson, Motorola, E.F. Johnson Co., DVSI, Cycomm Corporation and Glenayre Technologies, among others) are required to make available to other signatories licenses to intellectual property rights that are essential to the implementation of the APCO 25 standard on "fair and reasonable terms." Ericsson has offered a license to the Company with regard to its allegedly infringed patents, and has notified the Company that if it fails to negotiate a license to such patents, Ericsson may take the position that the Company's right to obtain any license from Ericsson under the MOU would be lost. If Ericsson were successful in asserting infringement claims, there can be no assurance that a license would be available from Ericsson under the MOU. To the Company's knowledge, none of the signatories to the MOU have recognized the validity of Ericsson's position.

RESEARCH AND DEVELOPMENT

         Since December 1991, the Company has invested approximately $7.5 million in internal research and development related to its proprietary advances in information security products. During 1996, the Company increased research and development staffing to 31 individuals, including 24 engineers, from 22 individuals, including 18 engineers. Research and development personnel have expertise in various fields, including cryptography, analog hardware, digital hardware, object-oriented software, RF design and mechanical design. The research and development staff designs and develops products incorporating digital signal processing, voice coding (including improved multi-band excitation), encryption, spectral manipulation and rotation, systems simulation and mixed signal scrambling. In 1995 and 1996, the Company's research and development efforts increased significantly, as the Company commenced development of APCO 25 compliant digital LMRs and expanded development of secure telephony products. As a result, research and development expenses increased to $2.2 million in 1996 and $2.0 million in 1995 from $1.2 million in 1994. In order to facilitate the Company's new product line development plans, research and development staffing has been augmented with additional expertise in the areas of data networking, communications systems software, RF design, mechanical design, cryptography and digital signal processing. The Company believes that its research and development efforts have been, and continue to be, sufficient to support planned new products lines and enhancements to existing product lines. Based on current projections, management expects to continue to increase the Company's research and development staff, primarily in the areas of radio, signal processing and digital logic development.

MANUFACTURING AND SUPPLIERS

         The Company manufactures all of its products at its facility in Lincoln, Nebraska, mostly from commercially available subassemblies, parts and components, such as integrated circuits, printed circuit boards, and plastic and metal parts, manufactured by the Company and by outside suppliers. Certain items manufactured by suppliers are made to the Company's specific design criteria. The Company's manufacturing processes utilize principles that conform to ISO 9001 standards, for which the Company received full certification in December 1995. See "ITEM 2. PROPERTIES."

         The Company obtains most of its electronic parts and components from one principal distributor, Arrow/Schwebber Electronics Group. The distributor stores several months' supply of basic components, such as resistors, capacitors and connectors, on-site at the Company's manufacturing location on a consignment basis, reducing the Company's inventory maintenance costs. Additionally, certain high-end subassemblies, such as RF boards for use in complete LMR units manufactured by the Company, are expected to be purchased from other manufacturers such as Motorola.

GOVERNMENT REGULATION AND EXPORT CONTROLS

The Company's information security products are subject to export restrictions administered by the National Security Agency, the Department of State and the Department of Commerce, which permit the export of encryption products only with the required level of export license. U.S. export laws also prohibit the export of encryption products to a number of specified hostile countries. Although to date the Company has been able to secure most required U.S. export licenses, including for export to 108 countries since 1978, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future or at all. Additionally, in certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported.

         The Company's radio and cellular telephone products are subject to FCC regulations and regulations of the telecommunications regulatory authority in each country where the Company sells its products. These regulations are in the form of general approval to sell products within a given country for operation in a given frequency band, one-time equipment certification, and, at times, local approval for installation. In the United States, all Transcrypt wireless products are subject to FCC Part 15 rules on unlicensed spread spectrum operation. In those countries that have accepted certain worldwide standards, such as the FCC rulings or those from the European Telecommunications Standards Institute, the Company has not experienced significant regulatory issues in bringing its products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance. However, many developing countries, including certain markets in Asia, have not fully developed or have no frequency allocation, equipment certification or telecommunications regulatory standards.

         Recently, the Clinton administration and the Congress have reviewed federal export control policies related to encryption control products. On November 15, 1996, President Clinton issued an Executive Order altering the federal government's policies governing the export of encryption products, such as those currently offered and proposed to be offered by the Company. The Executive Order shifts jurisdiction for export controls on, and licensing of, encryption technology from the Department of State to the Department of Commerce and removes from the "munitions" list most encryption products. In addition, the Executive Order establishes a key management control program, under which a third party would hold "keys" to unlock encrypted information for legitimate law enforcement and national security needs. As a result of the Executive Order, certain products featuring digital encryption technology that had not previously been exportable can now be exported, which may increase competition for international sales of the Company's analog scrambling products. Under interim regulations adopted in December 1996 by the Department of Commerce, during a two-year transition period, non-key recoverable 56-bit digital encryption products may be approved for export if the manufacturer commits to build and market key recovery products and support key management infrastructure in the future, and provide to the government interim reports detailing internal development efforts. During the 104th Congress, legislation was introduced in the House of Representatives and the Senate to ease export controls on encryption products, but the Congressional sponsors of the legislation opposed the key management component of the Administration's plan. Legislation was introduced recently to allow export of encrypted material on a higher level than that contemplated by the Executive Order and without mandatory key recovery features, and additional bills to address export controls on encryption products are expected to be introduced in the current 105th Congress. However, management cannot predict whether such legislation will be enacted, what form it will take or how the Executive Order or any such actual or proposed legislation will impact international sales of the Company's products.

         The FCC, through the Public Safety Wireless Advisory Committee, is considering regulatory measures to facilitate a transition by public safety agencies to a more competitive, innovative environment so that the agencies may gain access to higher quality transmission, emerging technologies, and broader services, including interoperability. As part of this process, the FCC is reviewing the current use of the public safety wireless spectrum, reallocation of additional spectrum for public safety use, and use of commercial service providers for additional public safety capacity. This FCC process could affect products manufactured by the Company. Management cannot predict the outcome of the FCC review or any specific changes in the spectrum or FCC policies, or any potential effect on the Company's sales.

COMPETITION

         The markets for information security and LMR products are highly competitive. Significant competitive factors in these markets include product quality and performance, including the effectiveness of security features and the quality of the resulting voice or data signal, the development of new products and features, price, name recognition and the quality and experience of sales, marketing and service personnel. A number of companies currently offer add-on scramblers for LMRs that compete with the Company's add-on information security products, including Selectone Corp., Midian Electronics Inc. and MX-COM Inc. Also, Motorola and Ericsson offer high-end, proprietary digital encryption for their LMR products. Motorola and Transcrypt are believed to be the only current suppliers of APCO 25 LMR products as of the date of this Annual Report. Other anticipated manufacturers of digital LMRs include E.F. Johnson Co., Garmin Industries, Relm Communications, Midland Systems and Stanilite Pacific Ltd., all of which have announced intentions to produce hand-held, mobile and/or infrastructure products meeting the APCO 25 standard. In addition, Ericsson has actively opposed the APCO 25 standard and has promoted its "EDACS" system as an alternative standard for the public safety marketplace. Cycomm International Inc./Privaphone and Motorola offer add-on security products for cellular telephones. Competitors to the Company's secure landline telephone products include AT&T Corporation/Datatek, Motorola, Cycomm International Inc. and Cylink Corporation.

         Competition in the data security market is dynamic and growing, as new companies seek to provide solutions to network and Internet data security. There are a number of different approaches to data security, including "firewall" protection, privilege control, data encryption and user identification and authentication. The Company expects that its planned data security products will feature mostly data encryption and user authentication features. Competitors in the data security market include Check Point Software Technologies Ltd., Cylink Corporation, Secure Computing Corporation, Trusted Information Systems, Inc., Raptor Systems, Inc. and Sun Microsystems, Inc., all of which provide firewall solutions. ActivCard Inc., CryptoCard Inc., Digital Pathways, Inc., Security Dynamics Technologies, Inc., Vasco Corporation and Racal Electronics, Inc. provide remote authentication products.

         Many of the Company's competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer standing relationships with customers than the Company. Competitors with greater financial resources are better able to engage in sustained price reductions in order to gain market share. Any period of sustained price reductions would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially and adversely affect the Company's financial condition and results of operations.

BACKLOG

         The Company presently ships only a small amount of products against backlog, due to the typically short manufacturing cycle of the Company's products. As a result, backlog amounts have historically been immaterial to the Company, and the Company does not believe that backlog figures are necessarily indicative of actual sales for future periods.
However, to the extent that LMR sales increase as a percentage of the Company's revenues, backlog may increase due to the generally longer manufacturing cycle time required of its digital LMR products.

EMPLOYEES

         At December 31, 1996, the Company had 84 full-time equivalent employees, substantially all of whom are employed at the Company's Lincoln, Nebraska facility. None of the Company's employees are covered by a collective bargaining agreement. Management believes that its employee relations are good.

SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

         Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance or achievements expressed or implied in such forward- looking statements. The following is a summary of some of the important factors that could affect the Company's future results of operations and/or its stock price, and should be considered carefully in evaluating the Company.

         Reliance on Motorola. Motorola is the Company's largest customer and a key supplier. The Company's dependence on Motorola, both as a customer and supplier, is expected to continue. Although the Company believes that its relationship with Motorola is good, there can be no assurance that Motorola will continue to purchase products from or supply components and technology to the Company on the scale or at the prices that it now does. Any reduction of the Company's contractual relations with Motorola or a decision by Motorola to reduce purchases of the Company's products or to reduce or eliminate the provision of components and technology to the Company would have a material adverse effect on the Company.

         Transition from Add-on to Stand-alone Wireless Security Products. The Company has historically sold add-on products for use with LMRs and cellular telephones manufactured by other companies. The Company recently introduced its first stand-alone Transcrypt-branded LMRs and cellular telephones, and intends to develop and place increasing emphasis on stand-alone products in the future. This represents a fundamental change in the nature of the Company's products and necessitates the development of new manufacturing and sales and marketing strategies and capabilities. Furthermore, the end-user market for APCO 25 LMR products began in 1996 and is still in the early stages of development. Additionally, sales of LMR products are frequently made to public safety agencies and other governmental entities, which are often subject to competitive public bidding and procurement processes resulting in relatively long sales cycles. There can be no assurance that the Company will be successful in making the transition from add-on products to stand-alone products or that its new position in the market will not cause other companies, with which it has historically dealt, to discontinue or limit their dealings with the Company. In addition, the transition to digital communications in the wireless communications market generally could lead to a decrease in demand for stand-alone add-on analog security modules, which accounted for approximately 73% of the Company's revenues in 1996.

         Management of Growth. The Company has recently expanded and intends to continue to expand the scope of its operations and the products which it offers. Such expansion has resulted and will continue to result in an expansion of the Company's facilities and work force. This growth can be expected to place a significant strain on the Company's financial, managerial and other resources.

         Competition. The information security and wireless communications equipment industries, and the LMR market segment in particular, are highly competitive. Most of the Company's competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company.

         Rapidly Evolving Industry. The market for analog and digital information security products is an emerging market and can be expected to evolve rapidly in the future as a result of changing technology, industry standards and customer requirements. The Company's ability to compete effectively in this rapidly evolving industry will depend upon its ability to anticipate and react to these changes in a timely manner.

         Risks Associated with International Sales. International sales have historically constituted and are expected to constitute in the future a large percentage of the Company's revenues. International sales are subject to a number of risks not found in domestic sales, including (i) unexpected changes in regulatory requirements, (ii) tariffs and other trade barriers, (iii) political and economic instability in foreign markets, (iv) difficulties in establishing foreign distribution channels, (v) longer payment cycles, (vi) uncertainty in the collection of accounts receivable, (vii) increased costs associated with maintaining international marketing efforts, (viii) effects on product competitiveness due to fluctuations in the value of the U.S. dollar and
(ix) difficulties in protecting intellectual property. The Company's products are subject to export controls under U.S. law, which in some cases require the approval of the National Security Agency and the Department of Commerce.

         Dependence on Suppliers. Most of the Company's current and proposed products require essential electronic components supplied by outside vendors. Certain components may be available from only one supplier and may occasionally be in short supply. The Company's inability to obtain key components could result in lost sales, the need to maintain excessive inventory levels and higher component costs, which could increase the cost of producing the Company's products and result in a material adverse effect on the Company.

         Regulatory Environment. Wireless communications and data encryption products are subject to regulation by United States and foreign laws and international treaties. The regulatory environment is inherently uncertain and changes in the regulatory structure and laws and regulations can adversely affect the Company and its customers.

         Other Risks. From time to time, the Company details other risks with respect to its businesses and/or financial results and condition in its filings with the Commission.

ITEM 2.  PROPERTIES.

         The Company conducts its business primarily through a 43,500 square foot two-story administrative and manufacturing facility located at 4800 NW 1st Street, Lincoln, Nebraska, 68521, which is located in the University of Nebraska Technology Park. The Company owns this facility and approximately 10 acres of surrounding land. The Company believes that its current and planned facilities are adequate to meet its present and immediately foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company is involved in certain legal proceedings arising in the normal course of its business. Management believes that the outcome of these matters will not have a material adverse effect on the Company. For discussion of an assertion by Ericsson that the APCO 25 standard infringes certain Ericsson patents, see "ITEM 1. BUSINESS -- INTELLECTUAL PROPERTY."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 4(A)        EXECUTIVE OFFICERS OF THE REGISTRANT.

         In addition to the executive officers listed in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1996 fiscal year, which information is incorporated herein by reference, the following persons are considered executive officers of the Company:

         RANDAL P. HANSEN, 33, joined the Company as Vice President of Finance and Chief Financial Officer in August 1996. From January 1986 to August 1996, he held numerous positions with KPMG Peat Marwick LLP, an international public accounting firm, serving most recently as a Senior Audit Manager. Mr. Hansen is a licensed Certified Public Accountant.

         MICHAEL P. WALLACE, 35, joined the Company as Vice President of Operations in February 1994. From December 1989 to February 1994, he served as the Electric Card Assembly and Test Engineering Manager of Scientific Atlanta Inc., a manufacturer and distributor of broadband communications products.

         JOEL K. YOUNG, 32, joined the Company as Vice President of Engineering in February 1996. From 1986 to January 1996, he held numerous positions with the former AT&T Bell Laboratories, a telecommunications research company, and specialized in signaling, network implementation and voice processing. He served most recently as District Manager, AT&T Business Communication Services. Mr. Young has been awarded five patents on various telecommunications systems and techniques.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of the completion of the Company's initial public offering on January 22, 1997, the Common Stock of the Company has been traded on The Nasdaq Stock Market as a National Market issue under the symbol "TRII." Since such time, Dain Bosworth Incorporated and Furman Selz LLC have made a market in the Company's stock. The Company estimates that the number of stockholders of record of the Company at February 28, 1997 was approximately 1,600.

         The high and low sales prices for the Company's common stock for the period from January 22, 1997 through February 28, 1997, as reported by The Nasdaq Stock Market, Inc., was $10.50 and $8.00, respectively. To date, the Company has not declared any cash dividends.

         In connection with the merger of Transcrypt International, Ltd., a Nebraska limited partnership (the "Partnership"), with and into the Company effective June 30, 1996, pursuant to an Agreement of Merger between the Partnership and the Company, the Company issued, in a transaction that was not registered under the Securities Act of 1933, as amended (the "Act"), 5,175,434 shares (before giving effect to the 1.3106311-for-1 stock split effected by the Company in November 1996) of its Common Stock, $0.01 par value, as consideration for the merger.

         In connection with the merger of Transcrypt International, Inc., a Nebraska corporation ("Transcrypt Nebraska"), the former general partner of the Partnership, with and into the Company effective September 30, 1996, pursuant to an Agreement of Merger between Transcrypt Nebraska and the Company, the Company issued, in a transaction that was not registered under the Act, 52,010 shares (pre-split) of its Common Stock, $0.01 par value, as consideration for the merger.

         In September 1994, the Partnership issued 200,000 limited partnership units for $5.00 per unit, or aggregate consideration of $1,000,000, to certain of the limited partners of the Partnership.

         The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Act in reliance upon
Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. Appropriate legends were affixed to the securities issued in connection with such transactions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated financial data of the Company is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The Consolidated Statements of Income (Loss) data for the years ended December 31, 1996, 1995 and 1994 and the Consolidated Balance Sheet data as of December 31, 1996 and 1995 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The Consolidated Statements of Income
(Loss) data for the years ended December 31, 1993 and 1992 and the Consolidated Balance Sheet data as of December 31, 1994, 1993 and 1992 are derived from audited financial statements not included herein.

                                                                           Year ended December 31,
                                                 ----------------------------------------------------------------------
                                                     1996          1995           1994             1993          1992
                                                 ---------      ---------       ---------       ---------     ---------
                                                                       (In thousands, except per share data)
 STATEMENT OF INCOME (LOSS) DATA:
 Revenues  . . . . . . . . . . . . . . . .        $ 13,775      $   8,128        $  9,155        $  6,900       $ 4,974
 Cost of sales . . . . . . . . . . . . . .           4,864          2,983           2,901           1,616         1,236
                                                 ---------      ---------       ---------       ---------     ---------
 Gross profit  . . . . . . . . . . . . . .           8,911          5,145           6,254           5,284         3,738
 Operating expenses:
      Research and development . . . . . .           2,234          1,953           1,180           1,138           963
      Sales and marketing  . . . . . . . .           2,103          2,109           1,590             982           656
      General and administrative . . . . .           1,413          1,191           1,074           1,151         1,472
      Amortization of intangible assets (1)          1,001          1,093           1,092           1,092         1,100

      Special compensation expense (2) . .           5,568             --              --              --            --
                                                 ---------      ---------       ---------       ---------     ---------
           Total operating expenses  . . .          12,319          6,346           4,936           4,363         4,191
                                                 ---------      ---------       ---------       ---------     ---------
 Income (loss) from operations (3) . . . .          (3,408)        (1,201)          1,318             921          (453)
 Interest expense, net . . . . . . . . . .             131            137             111             133           143
 Provision (benefit) for income taxes (4)           (1,528)            --              --              --            --
                                                 ---------      ---------       ---------       ---------     ---------
 Net income (loss) (3) . . . . . . . . . .        $ (2,011)      $ (1,338)       $  1,207        $    788       $  (596)
                                                 =========      =========       =========       =========     =========
 Income (loss) before pro forma taxes             $ (3,539)      $ (1,338)
 Pro forma provision (benefit) for
      income taxes (4) . . . . . . . . . .          (1,393)          (497)
                                                 ---------      ---------
 Pro forma net loss (3)  . . . . . . . . .        $ (2,146)     $    (841)
                                                 =========      =========
 Pro forma net loss per share (3) (5)  . .       $   (0.31)       $ (0.12)
                                                 =========      =========
 Shares used to compute net loss per share           6,969          6,969
 (5) . . . . . . . . . . . . . . . . . . .

                                                                       Year ended December 31,
                                              -----------------------------------------------------------------------
                                                 1996           1995            1994          1993             1992
                                              ---------      ---------       ---------      ---------       ---------
                                                                          (In thousands)
 BALANCE SHEET DATA:
 Working capital . . . . . . . . . . . . .       $2,468        $1,684           $3,353         $1,726          $  436
 Total assets  . . . . . . . . . . . . . .       13,981         7,523            9,627          7,908           7,741
 Long-term debt and capitalized lease             2,632         1,847            2,164          2,035           2,552
      obligations, net of current portion
 Stockholders' equity  . . . . . . . . . .        7,073         3,907            5,945          4,599           3,821
---------------------------------------------------------------------------------------------------------------------

_____________________________
(1) Reflects the amortization of intangible assets related to the acquisition of the Company's business in December 1991. These intangible assets were fully amortized as of November 30, 1996, and thus no such amortization expense will be incurred subsequent to November 30, 1996. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RESULTS OF OPERATIONS -- Amortization of Intangible Assets."
(2) Represents a non-recurring, non-cash compensation expense of $5.4 million resulting from the vesting in September 1996 of 716,916 stock options for 10 executive officers and key employees of the Company at a weighted average exercise price of $1.81 per share, and the accrual of a special compensation expense of $210,000 in September 1996, which is payable to the Company's Chief Executive Officer.
(3)      Excluding the special compensation expense of $5.6 million, income
         (loss) from operations, net income (loss), pro forma net income (loss) and pro forma net income (loss) per share would have been $2.2 million, $1.7 million, $1.6 million and $0.23, respectively, for 1996.
(4) Prior to June 30, 1996, the Company operated as a partnership. The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a Subchapter "C" corporation under the Internal Revenue Code.
(5) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute pro forma net income (loss) per share.

         The following table sets forth certain Consolidated Statements of Income (Loss) information as a percentage of revenues during the periods indicated:

                                                                             Year ended December 31,
                                                                 -----------------------------------------------
                                                                    1996                1995              1994
                                                                 ---------           ---------         ---------
 Revenues  . . . . . . . . . . . . . . . . . . . . . . .             100.0%              100.0%           100.0%
 Cost of sales . . . . . . . . . . . . . . . . . . . . .              35.3                36.7             31.7
                                                                 ---------           ---------        ---------
 Gross profit  . . . . . . . . . . . . . . . . . . . . .              64.7                63.3             68.3
 Operating expenses:
      Research and development . . . . . . . . . . . . .              16.2                24.0             12.9
      Sales and marketing  . . . . . . . . . . . . . . .              15.3                26.0             17.4
      General and administrative . . . . . . . . . . . .              10.2                14.7             11.7
      Amortization of intangible assets  . . . . . . . .               7.3                13.4             11.9
      Special compensation expense . . . . . . . . . . .               40.4                --               --
                                                                 ---------           ---------        ---------
           Total operating expenses  . . . . . . . . . .              89.4                78.1             53.9
                                                                 ---------           ---------        ---------
 Income (loss) from operations . . . . . . . . . . . . .             (24.7)              (14.8)            14.4
 Interest expense, net . . . . . . . . . . . . . . . . .               1.0                 1.7              1.2
 Provision (benefit) for income taxes  . . . . . . . . .             (11.1)                --               --
                                                                 ---------           ---------        ---------
 Net income (loss) . . . . . . . . . . . . . . . . . . .             (14.6)%             (16.5)%           13.2%
                                                                 =========           =========        =========
 Income (loss) before pro forma income taxes . . . . . .             (25.7)              (16.5)
 Pro forma provision (benefit) for income taxes  . . . .             (10.1)               (6.1)
                                                                 ---------           ---------
 Pro forma net loss  . . . . . . . . . . . . . . . . . .             (15.6)%             (10.4)%
                                                                 =========           =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial
condition and results of operations.   Management's Discussion and Analysis
should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and related notes.

         Discussions of certain matters contained under this caption may constitute "forward-looking statements" for purposes of the Reform Act, which involve certain risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward- looking statements. For a discussion of some of the factors that might cause such a difference, see "ITEM 1. BUSINESS -- SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE."

OVERVIEW

         The Company commenced operations in 1978 to manufacture and distribute embedded voice privacy and specialized signaling add-on devices for LMR users. In December 1991, an investor group led by John T. Connor, the Company's current Chairman and Chief Executive Officer, acquired substantially all of the assets of the Company and certain intellectual property rights held by the Company's founders, creating intangible assets of approximately $5.5 million, which the Company amortized on a straight-line basis over a 60-month period ended November 30, 1996. Following the acquisition, management took steps to diversify the Company's product lines and further exploit the Company's core competencies in information security technologies.

         In late 1993, the Company began marketing system-wide security upgrades to large users of wireless communications, particularly foreign public safety and government users. Primarily as a result of such sales to these foreign customers, revenues in 1994 and 1995 generally increased while gross margins were reduced by the lower unit prices associated with these larger orders. The Company's gross margins were also negatively impacted during this period by a worldwide shortage of surface-mount microprocessors of the type used in the Company's add-on scrambling modules, which increased the Company's component costs. In mid-1994, the Company began purchasing components from a large electronics component distributor, which contributed to a gradual improvement in the Company's access to such components and reduced component costs.

         In order to take advantage of the growing demand for digital communications, in 1993 the Company started to invest in digital product and technology research and development. In September 1994, the Company began developing an APCO 25 compliant hand-held digital LMR. In connection with the development of this new product, the Company hired 11 additional technical personnel to focus on basic digital research and product development. In order to help finance these additional research and development expenditures, in September 1994, the Company raised $1.0 million through the sale of additional equity to its existing equityholders. As a result of these development efforts, the Company introduced a digital landline telephone encryptor in October 1995 and an APCO 25 compliant digital hand-held radio in August 1996, and plans to introduce additional digital products in 1997.

         In 1995, the Company's growth was interrupted when the Company experienced a reduction in annual revenues and profitability before amortization of intangible assets.
The Company believes that these results were primarily attributable to management conflict over the future direction and control of the Company, which led to a management restructuring commencing in the second quarter of 1995 that resulted in the departure of five executive officers. The Company believes that these factors diverted management attention from day-to-day operations, which negatively impacted operating results, particularly in the first half of 1995. In addition, the Company incurred direct expenditures in 1995 of approximately $305,000 in severance payments and recruiting and relocation costs for new executives in connection with the restructuring.

         The Company has benefited and continues to benefit from state tax credits arising from a 1993 agreement with the State of Nebraska, which results in annual state income tax credits through 1999. In addition, the Company utilizes its foreign sales corporation subsidiary located in Guam to exempt from income taxation a portion of the Company's foreign sales income. See "Provision for Income Taxes."

RESULTS OF OPERATIONS

         Revenues

         The Company recognizes revenues upon shipment of products to its customers. Revenues increased to $13.8 million in 1996 from $8.1 million in 1995. This increase was attributable primarily to revenues in 1996 associated with several large new sales contracts, including the commencement of shipments of socket scramblers to Motorola. The Company also began shipment of its first stand-alone radio and cellular products in September 1996, which contributed to the increase in 1996 revenue. In addition, revenues for 1995 were negatively impacted due to management conflicts over the future direction and control of the Company, which led to a management restructuring commencing in the second quarter of 1995 and resulted in the departure of five senior executive officers.

         Revenues declined to $8.1 million in 1995 from $9.2 million in 1994, due primarily to lower sales volumes in the first half of 1995, which management believes resulted primarily from the internal management conflicts discussed above.

         International sales as a percentage of revenues were 49.0%, 71.4% and 57.3% in 1996, 1995 and 1994, respectively. The Company believes that the proportion of international sales in 1995 was unusually high, reflecting large sales to Egypt and Turkey and lower domestic sales. The Company anticipates that international sales will continue to represent a significant portion of revenues in the future, although domestic sales may increase as a percentage of revenues in the future due to an increased marketing emphasis on domestic sales, including scrambler sales to Motorola, and the introduction and expanded marketing domestically of the Company's current and proposed digital radio products in 1997.

         Gross Profit

         Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit increased to $8.9 million in 1996 from $5.1 million in 1995. In addition, gross margin increased slightly to 64.7% in 1996 from 63.3% in 1995. The Company began shipment of its first stand-alone products in September 1996, which generally have lower gross margins than add-on products. To the extent that sales of stand-alone products increase in the future relative to add-on product sales, gross margins are likely to decline.

         Gross profit was $5.1 million in 1995 and $6.3 million in 1994. Gross margin declined to 63.3% in 1995 from 68.3% in 1994, due primarily to lower sales volumes during the first six months of 1995 without a comparable decline in fixed overhead costs.

         Research and Development

         Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. The Company expenses all research and development costs as they are incurred. Research and development expenses increased to $2.2 million in 1996 from $2.0 million in 1995. This increase was due primarily to expenses related to the continued development of the Company's APCO 25 digital LMRs and the related development of internal manufacturing capabilities for certain radio components. Research and development expenses as a percentage of revenues decreased to 16.2% in 1996 from 24.0% in 1995, due to greater revenues in 1996. Research and development expenses as a percentage of revenues were 12.9% in 1994. The Company anticipates that it will continue to devote increased resources to research and development during 1997 compared to 1996.

         Research and development expenses increased to $2.0 million in 1995 from $1.2 million in 1994. This dollar increase was due primarily to the commencement of development of the Company's APCO 25 compliant digital LMRs, which began in September 1994, and the expanded development of telephone security product lines.

         Sales and Marketing

         Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, seminars and trade show participation. Sales and marketing expenses remained constant at $2.1 million in both 1996 and 1995, although the expense figure for 1995 includes severance payments and recruiting and relocation costs for new sales executives related to the Company's management restructuring. Sales and marketing expenses decreased as a percentage of revenues to 15.3% in 1996 from 26.0% in 1995, due primarily to the increase in revenues in 1996. The Company expects to increase its sales and marketing expenditures during 1997 through the addition of direct sales and marketing personnel, primarily to support the introduction of new products, including digital radios.

         Sales and marketing expenses increased to $2.1 million in 1995 from $1.6 million in 1994. This increase was due primarily to an increase in personnel and associated expenses relating to the development of international markets and distribution channels. Sales and marketing expenses as a percentage of revenues were 26.0% in 1995 and 17.4% in 1994. The percentage increase from 1994 to 1995 was also due in part to the Company's lower revenues in 1995.

         General and Administrative

         General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions. General and administrative expenses increased to $1.4 million in 1996 from $1.2 million in 1995. This increase was attributable primarily to salaries, recruiting and relocation expenses associated with hiring several key management employees and additional bad debt provisions for accounts receivable reserves. The Company expects to incur additional increases in general and administrative expenses in 1997 due to costs associated with maintaining its status as a publicly-held company and upgrades to the Company's management information systems. General and administrative expenses as a percentage of revenues decreased to 10.2% in 1996 from 14.7% in 1995, due primarily to the increase in revenues in 1996.

         General and administrative expenses remained generally constant at $1.2 million in 1995 and $1.1 million in 1994. General and administrative expenses as a percentage of revenues were 14.7% in 1995 and 11.7% in 1994.

         Amortization of Intangible Assets

         Intangible assets consist primarily of the costs associated with the acquisition of the Company's business in December 1991, including proprietary technology licenses, non-competition agreements and goodwill. The Company amortized these intangible assets on a straight-line basis over a 60-month period ended November 30, 1996, which resulted in an amortization expense of $1.0 in 1996 and $1.1 million in each of 1995 and 1994. These intangible assets were fully amortized as of November 30, 1996, and thus no such amortization expense will be incurred subsequent to November 30, 1996.

         Special Compensation Expense

         In September 1996, the Company incurred a non-recurring, non-cash compensation expense of $5.4 million, resulting from the vesting in September 1996 of 716,916 stock options for 10 executive officers and key employees of the Company at a weighted average exercise price of $1.81 per share, and a special compensation expense of $210,000 payable to the Company's Chief Executive Officer, for services rendered related to the original purchase in 1991. Excluding the special compensation expense of $5.6 million, income
(loss) from operations, net income (loss), pro forma net income (loss) and pro forma net income (loss) per share for 1996 would have been $2.2 million, $1.7 million, $1.6 million and $0.23, respectively.

         Interest Expense, Net

         Net interest expense consists of interest expense, including amounts payable on the Company's term loans and bank line of credit, net of interest income earned on cash and investable funds. Net interest expense was $131,000, $137,000 and $111,000 in 1996, 1995 and 1994, respectively.

         Provision for Income Taxes

         Prior to June 1996, the Company was organized as a partnership, and therefore was not subject to income taxation except to the extent that its earnings were attributed to its partners. The Company's benefit for income taxes subsequent to reorganization as a corporation for the six-month period ended December 31, 1996 was $(1.5) million, primarily resulting from a deferred tax benefit of $(1.8) in connection with the stock option related special compensation expense of $5.4 million.

         The Company benefits from state tax credits arising from a 1993 agreement with the State of Nebraska (the "Nebraska Agreement") to create at least 30 new jobs and invest at least $3.0 million in new equipment prior to December 31, 1999. This agreement results in annual state income tax credits through 1999 of ten percent of the purchase price of new equipment and a refund of Nebraska sales taxes (currently at a rate of 6.5%) paid on purchases of new equipment during each year and, beginning on January 1, 1996, a credit of five percent of the annual compensation paid to the new employees exceeding the base year's aggregate compensation. The Company believes that sufficient tax credits will be available through the life of the Nebraska Agreement to offset the Company's expected Nebraska state income tax liability during such period. In addition, the Company utilizes its foreign sales corporation ("FSC") subsidiary located in Guam to exempt from income taxation a portion of the Company's foreign sales income.

         Recently Issued Accounting Standards

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 allows companies to continue the current method of accounting for stock-based compensation plans under APB Opinion No. 25 or adopt the fair value based method contained in SFAS No. 123. The Company has adopted SFAS No. 123 and has elected to provide disclosure of the relevant information in the Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

         The following tables set forth certain unaudited financial information in dollars and as a percentage of revenues for the eight quarters ended
December 31, 1996.   In the opinion of the Company's management, this
information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for any subsequent period or for the entire fiscal year.

                                                                                   Quarter Ended
                                                            ------------------------------------------------------
                                                            March 31,       June 30,     September 30,  December 31,
                                                              1995            1995           1995           1995
                                                            ----------     ----------     ----------    ----------
                                                                     (In thousands, except per share data)
Revenues  . . . . . . . . . . . . . . . . . . . . . ..      $    1,460     $    1,562     $    2,336    $    2,770
Cost of sales . . . . . . . . . . . . . . . . . . . ..             646            761            859           716
                                                            ----------     ----------     ----------    ----------
Gross profit  . . . . . . . . . . . . . . . . . . . ..             814            801          1,477         2,054
Operating expenses:
     Research and development . . . . . . . . . . . ..             397            457            508           591
     Sales and marketing  . . . . . . . . . . . . . ..             509            411            535           654
     General and administrative . . . . . . . . . . ..             285            265            258           383
     Amortization of intangible assets (1)  . . . . ..             273            280            277           263
     Special compensation expense (2) . . . . . . . ..              --             --             --            --
                                                            ----------     ----------     ----------    ----------
          Total operating expenses  . . . . . . . . ..           1,464          1,413          1,578         1,891
                                                            ----------     ----------     ----------    ----------
Income (loss) from operations (3) . . . . . . . . . ..            (650)          (612)          (101)          163
Interest expense, net . . . . . . . . . . . . . . . ..              29             24             42            43
Provision (benefit) for income taxes (4)  . . . . . ..              --             --             --            --
                                                            ----------     ----------     ----------    ----------
Net income (loss) (3) . . . . . . . . . . . . . . . ..      $     (679)    $     (636)    $     (143)   $      120
                                                            ==========     ==========     ==========    ==========
Income (loss) before pro forma taxes  . . . . . . . ..      $     (679)    $     (636     $     (143)   $      120
Pro forma provision (benefit) for income taxes                    (252)          (236)           (53)           45
                                                            ----------     ----------     ----------    ----------
Pro forma net income (loss) (3) . . . . . . . . . . ..      $     (427)    $     (400)           (90)   $       75
                                                            ==========     ==========     ==========    ==========
Pro forma net income (loss) per share (3) (5) . . . ..      $  (0.06)      $    (0.06)    $    (0.01)   $     0.01
                                                            ==========     ==========     ==========    ==========
Shares used to compute net income (loss)
     per share (5)  . . . . . . . . . . . . . . . . ..           6,969          6,969          6,969         6,969
                                                            ==========     ==========     ==========    ==========


                                                                                Quarter Ended
                                                           -----------------------------------------------------
                                                             March 31,   June 30,    September 30,   December 31,
                                                                1996        1996          1996            1996
                                                           ----------   ----------     ----------     ----------
                                                                   (In thousands, except per share data)
Revenues  . . . . . . . . . . . . . . . . . . . . . ..     $    2,580   $    3,148     $    3,547     $    4,500
Cost of sales . . . . . . . . . . . . . . . . . . . ..            911          939          1,036          1,978
                                                           ----------   ----------     ----------     ----------
Gross profit  . . . . . . . . . . . . . . . . . . . ..          1,669        2,209          2,511          2,522
Operating expenses:
     Research and development . . . . . . . . . . . ..            436          649            601            548
     Sales and marketing  . . . . . . . . . . . . . ..            431          404            671            597
     General and administrative . . . . . . . . . . ..            350          345            357            361
     Amortization of intangible assets (1)  . . . . ..            276          270            273            182
     Special compensation expense (2) . . . . . . . ..             --           --          5,568             --
                                                           ----------   ----------     ----------     ----------
          Total operating expenses  . . . . . . . . ..          1,493        1,668          7,470          1,688
                                                           ----------   ----------     ----------     ----------
Income (loss) from operations (3) . . . . . . . . . ..            176          541         (4,959)           834
Interest expense, net . . . . . . . . . . . . . . . ..             18           32             29             52
Provision (benefit) for income taxes (4)  . . . . . ..             --           --         (1,758)           230
                                                           ----------   ----------     ----------     ----------
Net income (loss) (3) . . . . . . . . . . . . . . . ..     $      158   $      509     $   (3,230)    $      552
                                                           ==========   ==========     ==========     ==========
Income (loss) before pro forma taxes  . . . . . . . ..     $      158         $509         (4,988)    $      782
                                                                   38           97         (1,758)           230
Pro forma provision (benefit) for income taxes             ----------   ----------     ----------     ----------
Pro forma net income (loss) (3) . . . . . . . . . . ..     $      120         $41      $   (3,230)    $      552
                                                           ==========   ==========     ==========     ==========
Pro forma net income (loss) per share (3) (5) . . . ..           0.02         0.06          (0.46)          0.08
                                                           ==========   ==========     ==========     ==========
Shares used to compute net income (loss)
     per share (5)  . . . . . . . . . . . . . . . . ..          6,969        6,969          6,969          6,969
                                                           ==========   ==========     ==========     ==========



                                                                       As a percentage of revenues
                                                        ---------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . .        100.0%         100.0%          100.0%          100.0%
Cost of sales . . . . . . . . . . . . . . . . . . . .         44.3           48.7            36.8            25.9
                                                        ----------     ----------      ----------      ----------
Gross margin  . . . . . . . . . . . . . . . . . . . .         55.7           51.3            63.2            74.1
Operating expenses:
     Research and development . . . . . . . . . . . .         27.2           29.3            21.7            21.3
     Sales and marketing  . . . . . . . . . . . . . .         34.8           26.3            23.0            23.6

     General and administrative . . . . . . . . . . .         19.5           17.0            11.0            13.8
     Amortization of intangible assets (1)  . . . . .         18.7           17.9            11.8             9.5
     Special compensation expense (2) . . . . . . . .           --             --              --              --
                                                        ----------     ----------      ----------      ----------
          Total operating expenses  . . . . . . . . .        100.2           90.5            67.5            68.2
                                                        ----------     ----------      ----------      ----------
Income (loss) from operations (3) . . . . . . . . . .        (44.5)         (39.2)           (4.3)            5.9
Interest expense, net . . . . . . . . . . . . . . . .          2.0            1.5             1.8             1.6
Provision for income taxes (4)  . . . . . . . . . . .         --             --              --              --
                                                        ----------     ----------      ----------      ----------
Net income (loss) (3) . . . . . . . . . . . . . . . .        (46.5)%        (40.7)%          (6.1)%          4.3%
                                                        ==========     ==========      ==========      ==========



                                                                     As a percentage of revenues
                                                        ----------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . .        100.0%      100.0%         100.0%         100.0%
Cost of sales . . . . . . . . . . . . . . . . . . . .         35.3        29.8           29.2           44.0
                                                        ----------  ----------     ----------     ----------
Gross margin  . . . . . . . . . . . . . . . . . . . .         64.7        70.2           70.8           56.0
Operating expenses:
     Research and development . . . . . . . . . . . .         16.9        20.6           16.9           12.2
     Sales and marketing  . . . . . . . . . . . . . .         16.7        12.8           18.9           13.3

     General and administrative . . . . . . . . . . .         13.6        11.0           10.1            8.0
     Amortization of intangible assets (1)  . . . . .         10.7         8.6            7.7            4.0
     Special compensation expense (2) . . . . . . . .           --          --          157.0             --
                                                        ----------  ----------     ----------     ----------
          Total operating expenses  . . . . . . . . .         57.9        53.0          210.6           37.5
                                                        ----------  ----------     ----------     ----------
Income (loss) from operations (3) . . . . . . . . . .          6.8        17.2         (139.8)          18.5
Interest expense, net . . . . . . . . . . . . . . . .          0.7         1.0            0.8            1.1
Provision for income taxes (4)  . . . . . . . . . . .         --          --            (49.6)           5.1
                                                        ----------  ----------     ----------     ----------
Net income (loss) (3) . . . . . . . . . . . . . . . .         6.1%       16.2%          (91.0)%         12.3%
                                                        ==========  ==========     ==========     ==========


-----------------

(1) Reflects the amortization of intangible assets related to the acquisition of the Company's business in December 1991. These intangible assets were fully amortized as of November 30, 1996, and thus no such amortization expenses will be incurred subsequent to November 30, 1996. See "-- RESULTS OF OPERATIONS -- Amortization of Intangible Assets."
(2) Represents a non-recurring, non-cash compensation expense of $5.4 million resulting from the vesting in September 1996 of 716,916 stock options for 10 executive officers and employees of the Company at a weighted average exercise price of $1.81 per shares, and the accrual of a special compensation expense of $210,000 in September 1996, which is payable to the Company's Chief Executive Officer.
(3)      Excluding the special compensation expense of $5.6 million, income
         (loss) from operations, net income (loss), pro forma net income (loss) and pro forma net income (loss) per share would have been $609,000, $517,000, $517,000 and $0.07, respectively, for the three months ended September 30, 1996.
(4) Prior to June 30, 1996, the Company operated as a partnership. The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a Subchapter "C" corporation under the Internal Revenue Code.
(5) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute pro forma net income (loss) per share.

         The Company historically has experienced, and in the future expects to continue to experience, substantial variability in its revenues and profitability from quarter to quarter. The level of revenues in a particular quarter vary primarily based upon the timing of large purchase orders, due principally to the seasonal nature of governmental budgeting processes and the needs of competing budgetary concerns of its customers during the year. Other factors which affect the level of revenues in a particular quarter include the timing of the introduction of new products, general economic conditions, the timing and mix of product sales and specific economic conditions in the information security and wireless communications industries. In addition, due to the buying patterns of the Company's federal and state agency customers, revenues for the first quarter of the Company's fiscal year tend to be lower than revenues for the fourth quarter of the preceding year. The Company believes that its quarterly results are likely to vary for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations and met its capital requirements primarily through cash flow generated from operations, short-term borrowings, long-term debt and an additional capital investment from its investors. The Company's operating activities generated cash of $377,000, $55,000 and $2.9 million in 1996, 1995 and 1994, respectively. Cash provided by operating activities in 1996 consisted primarily of a net loss plus depreciation and amortization and the special compensation expense and an increase in accounts payable and accrued expenses, offset in part by an increase in accounts receivable, inventory and deferred tax assets. Cash provided by operating activities in 1995 consisted primarily of a net loss plus depreciation and amortization and an increase in accrued expenses, offset in part by an increase in accounts receivable and a decrease in accounts payable. Cash provided by operating activities in 1994 consisted primarily of net income plus depreciation and amortization and a decrease in accrued expenses, offset in part by increases in accounts receivable, inventory and prepaid and other assets.

         The deferred tax assets totaling $1.9 million (which resulted primarily from the stock option related special compensation expense of $5.4 million incurred in September 1996) were 13.7% and 27.1% of total assets and stockholders' equity, respectively, at December 31, 1996. Based on the current level of taxable income, management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded.

         Cash used for investing activities, attributable primarily to capital expenditures, totaled $2.5 million, $1.3 million and $1.7 million in 1996, 1995 and 1994, respectively. Capital expenditures consisted primarily of computer and networking equipment, office furniture and manufacturing equipment and, in 1996 and 1994, expenses related to the construction of the Company's Lincoln facility. In August 1996, the Company began construction of a 21,000 square foot expansion of its existing Lincoln facility at an estimated final cost of $1.0 million, primarily to accommodate additional manufacturing capacity, which expansion was completed in the first quarter of 1997. As of December 31, 1996, the Company had no material firm commitments for capital expenditures, except a commitment to purchase approximately $400,000 of office furniture and equipment related primarily to the new premises, and the Company expects to purchase additional computer equipment and replace its current management information system in 1997.

         Financing activities, attributable primarily to cash provided by borrowings on term loans and operating lines of credit and cash used for partnership distributions, totaled $1.8 million, $(564,000) and $744,000 in 1996, 1995 and 1994, respectively. Financing activities have consisted primarily of borrowings under and payments on an industrial development revenue bond issue (the "IDR") arranged through the Nebraska Investment Finance Authority, two term notes, an installment note secured by equipment and a bank line of credit. Additionally, in September 1994, the Company received an additional $1.0 million equity investment from existing investors to help the Company finance the development of its APCO 25 digital radio project.

         The IDR bears interest at a fixed rate of 6.25%, is non-amortizing and matures in January 2004. At December 31, 1996, the outstanding principal amount under the IDR was $850,000. Both of the term notes bear interest at the bank's regional money market rate plus 0.5% and are secured by substantially all of the Company's assets. At December 31, 1996, the outstanding principal amounts under the two term notes were $251,000 and $376,000, respectively. The installment note is secured specifically by equipment and bears interest at the bank's national prime rate plus 0.5%. At December 31, 1996, the outstanding principal amount under the installment note was $359,000. The bank line of credit provides for working capital and capital advances not to exceed $4.0 million, with specific advances calculated based upon a percentage of eligible inventories, accounts receivable and fixed assets. Interest is payable monthly on the bank line at the bank's money market rate and is collateralized by substantially all of the Company's assets. At December 31, 1996, the outstanding principal amount under the bank line of credit was $1.8 million.
On January 25, 1997, the Company paid off all of the outstanding balances on the two term notes, the installment note and the bank line of credit with proceeds from the Company's initial public offering.

         In November 1996, the Company obtained a $1.0 million construction loan to fund the expansion of its existing Lincoln facility. Interest on the loan is payable monthly at the bank's national money market rate plus 0.5% (8.75% at December 31, 1996), with the principal balance maturing in August 1997. At February 28, 1997, the principal balance outstanding on the construction loan was $892,000.

         Prior to June 1996, the Company was organized as a partnership and, as such, made distributions to its partners of $181,000, $700,000 and $861,000 in the six months ended June 30, 1996 and in 1995 and 1994, respectively, primarily to cover its partners' attributed tax liabilities. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future.

         The Company believes that cash generated from operations and the net proceeds of $17.7 million from the sale of Common Stock in the Company's initial public offering completed in January 1997, together with the Company's cash, cash equivalents and lines of credit, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion plans at least through 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements included at page 27 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning directors and executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. For information concerning other executive officers of the Company, see "ITEM 4(A). EXECUTIVE OFFICERS OF THE COMPANY."


ITEM 11. EXECUTIVE COMPENSATION.

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information concerning certain relationships and related transactions with management and others is incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON   FORM 8-K.

         (a) The following documents are included in this report at the page numbers indicated.

                 1.       Financial Statements                                                     Page No.
                          --------------------                                                     --------
                          Report of Independent Accountants                                            F-1

                          Consolidated Balance Sheets as of                                            F-2
                          December 31, 1996 and 1995

                          Consolidated Statements of Income (Loss) for the                             F-3
                          Years ended December 31, 1996, 1995 and 1994

                          Consolidated Statements of Changes in Stockholders' Equity                   F-4
                          for the Years ended December 31, 1996, 1995 and 1994

                          Consolidated Statements of Cash Flows for the Years ended                    F-5
                          December 31, 1996, 1995 and 1994

                          Notes to Consolidated Financial Statements                                 F-6 to F-17


                 2.       FINANCIAL STATEMENT SCHEDULES:

                          Report of Independent Accountants                                            S-1

                          Schedule III - Valuation and Qualifying Accounts and Reserves                S-2

                          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.


                 3.       Exhibits

                          (i)     Executive Compensation Plans and Arrangements:

                          The following is a summary of the Company's executive
                          compensation plans and arrangements which are required to be filed as exhibits to this Report on Form 10-K:

                 1.       Employment Agreement between the Company and John T.
                          Connor dated as of September 10, 1996 (incorporated herein by reference to Exhibit 10.1 to the Company's
                          Form S-1 Registration No. 333-14351 declared effective on January 22, 1997).
                 2.       Employment Agreement between the Company and Jeffery
                          L. Fuller dated as of July 18, 1996 (incorporated herein by reference to Exhibit 10.2 to the Company's
                          Form S-1 Registration No. 333-14351 declared effective on January 22, 1997).
                 3.       Form of Employment Agreement between the Company and
                          C. Eric Baumann, Michael P. Wallace and Joel K. Young
                          (incorporated herein by reference to


                          Exhibit 10.3 to the Company's Form S-1 Registration No. 333-14351 declared effective on January
                          22, 1997).
                 4. Form of 1996 Stock Incentive Plan, together with forms of stock option agreements (incorporated herein by reference to Exhibit 10.4 to the Company's Form S-1 Registration No. 333-14351 declared effective on January 22, 1997).

                          (ii)    Exhibit Index:
Exhibit
  No.    Description

3.1 Second Amended and Restated Certificate of Incorporation of the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.1 to the Company's Form S-1 Registration No. 333-14351 declared effective on January 22, 1997 (hereinafter "1997 Registration Statement")).
3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to 1997 Registration Statement).
3.3 Certificate of Merger of Transcrypt International, Ltd., a Nebraska limited partnership, with and into the Company, filed on June 28, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.3 to 1997 Registration Statement).
3.4 Certificate of Merger of Transcrypt International, Inc., a Nebraska corporation, with and into the Company, filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.4 to 1997 Registration Statement).
4.1 Specimen Certificate for Common Stock (incorporated herein by reference to Exhibit 4.1 to 1997 Registration Statement).
10.1 Employment Agreement between the Company and John T. Connor dated as of September 10, 1996 (incorporated herein by reference to Exhibit
         10.1 to 1997 Registration Statement).
10.2 Employment Agreement between the Company and Jeffery L. Fuller dated as of July 18, 1996 (incorporated herein by reference to Exhibit 10.2 to 1997 Registration Statement).
10.3 Form of Employment Agreement between the Company and C. Eric Baumann, Michael P. Wallace and Joel K. Young (incorporated herein by reference to Exhibit 10.3 to 1997 Registration Statement).
10.4 Form of 1996 Stock Incentive Plan, together with forms of stock option agreements (incorporated herein by reference to Exhibit 10.4 to 1997 Registration Statement).
10.5 Form of Indemnification Agreement between the Company and each executive officer and director of the Company (incorporated herein by reference to Exhibit 10.5 to 1997 Registration Statement).
10.6 License Agreement for APCO Project 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.6 to 1997 Registration Statement).
10.7* Amendment, dated as of June 28, 1996, to License Agreement for APCO Project 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.7 to 1997 Registration Statement).
10.8 OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.8 to 1997 Registration Statement).
10.9* Amendment, dated as of July 15, 1996, to OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.9 to 1997 Registration Statement).
10.10* Private Label/Supplier Agreement for Analog Scrambling Modules between Motorola, Inc. and the Company dated as of August 8, 1995 (incorporated herein by reference to Exhibit 10.10 to 1997 Registration Statement).
10.11* Motorola Cellular Subscriber Products Sales Agreement, dated as of June 13, 1996, by and between Motorola, Inc. and the Company (incorporated herein by reference to Exhibit 10.11 to 1997 Registration Statement).
10.12 License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of August 14, 1995 (incorporated herein by reference to Exhibit 10.12 to 1997 Registration Statement).
10.13 Consigned Inventory Agreement between Arrow/Schweber Electronics Group and the Company, dated as of June 22, 1994 (incorporated herein by reference to Exhibit 10.13 to 1997 Registration Statement).
10.14 Nebraska Investment Finance Authority $850,000 Industrial Revenue Bond (Transcrypt International, Ltd. Project), Series 1994, dated as of January 15, 1994, and Note (incorporated herein by reference to Exhibit 10.14 to 1997 Registration Statement).
10.15 Trust Indenture, dated as of January 15, 1994, for $850,000 Industrial Revenue Bond (Transcrypt International, Ltd. Project), Series 1994, between Nebraska Investment Finance Authority as Issuer and Norwest Bank Nebraska, N.A. as Trustee (incorporated herein by reference to Exhibit 10.15 to 1997 Registration Statement).
10.16 Loan Agreement, dated as of January 15, 1994, for $850,000 Industrial Revenue Bond (Transcrypt International, Ltd. Project), Series 1994, between Nebraska Investment Finance Authority as Issuer and the Company (incorporated herein by reference to Exhibit 10.16 to 1997 Registration Statement).
10.17 Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company (incorporated herein by reference to Exhibit 10.17 to 1997 Registration Statement).
10.18 First Amendment, dated as of June 1, 1995, to Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company (incorporated herein by reference to Exhibit 10.18 to 1997 Registration Statement).
10.19 Second Amendment, dated as of April 10, 1996, to Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company (incorporated herein by reference to Exhibit 10.19 to 1997 Registration Statement).
10.20 Promissory Note, dated as of May 11, 1995, between West Gate Bank and the Company (incorporated herein by reference to Exhibit 10.20 to 1997 Registration Statement).
10.21    RESERVED.
10.22    RESERVED.
10.23    RESERVED.
10.24 Form of Adoption Agreement for Nonstandardized 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.24 to 1997 Registration Statement).
10.25 Defined Contribution Master Plan and Trust Agreement of Norwest Bank Nebraska, N.A., Master Plan Sponsor (incorporated herein by reference to Exhibit 10.25 to 1997 Registration Statement).
10.26 Third Amendment, dated as of October 22, 1996, to Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company, together with Modification of Note (incorporated herein by reference to Exhibit 10.26 to 1997 Registration Statement).
10.27 Fourth Amendment, dated as of November 19, 1996, to Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company, together with Commercial Installment Note, dated November 19, 1996 (incorporated herein by reference to Exhibit 10.27 to 1997 Registration Statement).
10.28 Construction Loan, dated November 15, 1996, by and between Norwest Bank Nebraska, N.A., and the Company, together with related documents.
10.29 Commercial Installment Note, dated January 9, 1997, related to Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company.
10.30 Commercial Installment Note secured by equipment, dated December 23, 1996, by and between Norwest Bank Nebraska, N.A., and the Company, together with Security Agreement.
11.1     Statement re: Computation of Per Share Earnings.
27.1     Financial Data Schedule.

* Confidential treatment has been granted as to a portion of this exhibit.

         (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1996.

         (c)     Exhibits Required by Item 601 of Regulation S-K

         See Item 14(a)(3) above.

         (d)     Additional Financial Statements

         See page S-2 to this Annual Report on Form 10-K for Schedule III -- Valuation and Qualifying Accounts and Reserves.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 1997.


                                      TRANSCRYPT INTERNATIONAL, INC.
                                      (Registrant)


                                      By /s/ JOHN T. CONNOR
                                         --------------------------------------
                                         John T. Connor
                                         Chairman of the Board and
                                         Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                  Title
Date

/s/ JOHN T. CONNOR              Chairman of the                March 3, 1997
-----------------------         Board and Chief Executive
John T. Connor                  Officer (Principal
                                Executive Officer)

/s/ RANDAL P. HANSEN            Chief Financial                March 3, 1997
-----------------------         Officer (Principal
Randal P. Hansen                Financial and Accounting
                                Officer)

/s/ TERRY L. FAIRFIELD          Director                       March 3, 1997
-----------------------
Terry L. Fairfield

/s/ JEFFERY L. FULLER           Director                       March 3, 1997
-----------------------
Jeffery L. Fuller

/s/ THOMAS E. HENNING           Director                       March 3, 1997
-----------------------
Thomas E. Henning

Signature                               Title                    Date


/s/ THOMAS R. LARSEN            Director                       March 3, 1997
-----------------------
Thomas R. Larsen

/s/ THOMAS C. SMITH             Director                       March 3, 1997
-----------------------
Thomas C. Smith

/s/ THOMAS R. THOMSEN           Director                       March 3, 1997
-----------------------
Thomas R. Thomsen

/s/ WINSTON J. WADE             Director                       March 3, 1997
-----------------------
Winston J. Wade

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors
Transcrypt International, Inc.

We have audited the accompanying consolidated balance sheets of Transcrypt International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcrypt International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.
Lincoln, Nebraska
February 3, 1997

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

                                ASSETS                                                       1996               1995
                                                                                         ------------      ------------
Current assets:
         Cash and cash equivalents                                                       $          0      $    291,712
         Accounts receivable, net of allowance for doubtful accounts of
                  $430,251 and $181,659 in 1996 and 1995, respectively                      4,215,403         1,923,441
         Receivable - employees and affiliate                                                  11,247            57,791
         Inventory, net                                                                     2,261,381         1,119,763
         Prepaid expenses                                                                      59,949            60,323
         Deferred tax assets                                                                  196,234                 0
                                                                                         ------------      ------------

                   Total current assets                                                     6,744,214         3,453,030

Property, plant and equipment, at cost, net of accumulated depreciation                     4,907,438         3,066,740
Deferred tax assets                                                                         1,723,190                 0
Intangible assets, net of accumulated amortization                                             38,137         1,002,860
Deferred initial public offering costs                                                        568,049                 0
                                                                                         ------------      ------------

                                                                                         $ 13,981,028      $  7,522,630
                                                                                         ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Bank overdraft                                                                  $    385,694      $          0
         Revolving line of credit                                                           1,022,000                 0
         Current portion of capitalized lease obligations                                      13,803            15,570
         Current portion of long-term debt                                                    581,959           412,656
         Obligations under noncompete agreements                                                    0           340,000
         Accounts payable                                                                   1,174,364           176,985
         Income taxes payable                                                                 151,894                 0
         Accrued expenses                                                                     946,406           767,246
         Deferred revenue                                                                           0            56,814
                                                                                         ------------      ------------

                   Total current liabilities                                                4,276,120         1,769,271

Capitalized lease obligations, net of current portion                                           1,296            15,099
Long-term debt, net of current portion                                                      1,838,646         1,831,493
Revolving line of credit                                                                      792,070                 0
                                                                                         ------------      ------------

                                                                                            6,908,132         3,615,863
                                                                                         ------------      ------------
Commitments and contingencies (Note 10)

Stockholders' equity:
         Partners' capital                                                                                    3,906,767
         Preferred stock, ($.01 par value; 3,000,000 shares authorized; none issued)
         Common stock ($.01 par value; 19,400,000 voting shares authorized,
                  6,565,536 issued and outstanding; 600,000 nonvoting shares
                  authorized, 217,542 issued and outstanding)                                  67,831                 0
         Additional paid-in capital                                                         9,683,381                 0
         Retained deficit                                                                  (2,678,316)                0
                                                                                         ------------      ------------

                                                                                            7,072,896         3,906,767
                                                                                         ------------      ------------

                                                                                         $ 13,981,028      $  7,522,630
                                                                                         ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) for the years ended December 31, 1996, 1995 and 1994



                                                                            1996              1995              1994
                                                                       ------------      ------------      ------------
Revenues                                                               $ 13,775,597      $  8,128,200      $  9,155,164
Cost of sales                                                             4,864,589         2,982,942         2,901,577
                                                                       ------------      ------------      ------------

      Gross profit                                                        8,911,008         5,145,258         6,253,587

Operating costs and expenses:
  Research and development                                                2,233,753         1,953,068         1,179,540
  Sales and marketing                                                     2,102,753         2,109,393         1,589,632
  General and administrative                                              1,412,856         1,190,751         1,074,408
  Special compensation expense                                            5,568,250                 0                 0
  Amortization of acquisition related expense                             1,001,666         1,092,680         1,092,426
                                                                       ------------      ------------      ------------

      Total operating costs and expenses                                 12,319,278         6,345,892         4,936,006
                                                                       ------------      ------------      ------------

Income (loss) from operations                                            (3,408,270)       (1,200,634)        1,317,581
Interest income                                                              30,567            53,297            34,147
Interest expense                                                           (161,905)         (190,403)         (144,940)
                                                                       ------------      ------------      ------------

Income (loss) before income taxes                                        (3,539,608)       (1,337,740)        1,206,788
Provision (benefit) for income taxes                                     (1,528,488)                0                 0
                                                                       ------------      ------------      ------------

Net income (loss)                                                      $ (2,011,120)     $ (1,337,740)     $  1,206,788
                                                                       ============      ============      ============

Pro forma information:
  Loss before income taxes                                             $ (3,539,608)     $ (1,337,740)
  Pro forma  provision (benefit) for income taxes                        (1,393,209)         (496,316)
                                                                       ------------      ------------

  Pro forma net loss                                                   $ (2,146,399)     $   (841,424)
                                                                       ============      ============

  Pro forma net loss per share                                         $       (.31)     $       (.12)
                                                                       ============      ============

  Weighted average common and common equivalent shares outstanding        6,968,712         6,968,712
                                                                       ============      ============




The accompanying notes are an integral part of the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
for the years ended December 31, 1996, 1995 and 1994



                                                           Common Stock
                                                       ------------------------     Additional
                                                                        Par          Paid-in
                                        Units          Shares          Value         Capital
                                    ----------        ---------     -----------     -----------
Balance, December 31, 1993           4,975,434                0     $         0     $         0

Additional investment                  200,000                0               0               0

Distributions                                0                0               0               0

Net income                                   0                0               0               0
                                    ----------        ---------     -----------     -----------

Balance, December 31, 1994           5,175,434                0               0               0

Distributions                                0                0               0               0

Net loss                                     0                0               0               0
                                    ----------        ---------     -----------     -----------

Balance, December 31, 1995           5,175,434                0               0               0

Distributions                                0                0               0               0

Net income (loss)                            0                0               0               0

Issuance of stock in exchange
  for units of the Predecessor      (5,175,434)       5,175,434          51,754       4,341,208

Additional shares issued in
  1.3106311-for-1 stock split
  effected in the form of a
  stock dividend                             0        1,607,644          16,077         (16,077)
Special compensation - options
  issued                                     0                0               0       5,358,250
                                    ----------        ---------     -----------     -----------

Balance, December 31, 1996                   0        6,783,078     $    67,831     $ 9,683,381
                                    ==========        =========     ===========     ===========



                                        Retained         Partners'
                                         Deficit          Capital           Total
                                      -----------      -----------      -----------
Balance, December 31, 1993            $         0      $ 4,599,191      $ 4,599,191

Additional investment                           0        1,000,007        1,000,007

Distributions                                   0         (861,482)        (861,482)

Net income                                      0        1,206,788        1,206,788
                                      -----------      -----------      -----------

Balance, December 31, 1994                      0        5,944,504        5,944,504

Distributions                                   0         (699,997)        (699,997)

Net loss                                        0       (1,337,740)      (1,337,740)
                                      -----------      -----------      -----------

Balance, December 31, 1995                      0        3,906,767        3,906,767

Distributions                                   0         (181,001)        (181,001)

Net income (loss)                      (2,678,316)         667,196       (2,011,120)

Issuance of stock in exchange
  for units of the Predecessor                  0       (4,392,962)               0

Additional shares issued in
  1.3106311-for-1 stock split
  effected in the form of a
  stock dividend                                0                0                0
Special compensation - options
  issued                                        0                0        5,358,250
                                      -----------      -----------      -----------

Balance, December 31, 1996            $(2,678,316)     $         0      $ 7,072,896
                                      ===========      ===========      ===========





The accompanying notes are an integral part of the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996, 1995 and 1994



                                                                            1996           1995           1994
Cash flows from operating activities:
  Net income (loss)                                                     $(2,011,120)   $(1,337,740)   $ 1,206,788
                                                                        -----------    -----------    -----------
  Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
             Special compensation expense                                 5,358,250              0              0
             Depreciation                                                   615,112        532,288        350,188
             Amortization                                                 1,001,666      1,092,680      1,092,426
             Loss (gain) on sale of fixed assets                              5,526         (2,446)        42,449
             Provisions for warranty, bad debt and inventory reserves       413,705        195,824        314,589
             Deferred tax benefit                                        (1,919,424)             0              0
             Changes in:
               Accounts receivable                                       (2,540,554)      (672,929)       (63,090)
               Related party receivables                                     46,544         (4,290)        44,571
               Inventory                                                 (1,282,589)        82,850       (174,916)
               Prepaid expenses and other assets                                374        117,499       (125,026)
               Accounts payable                                             570,339       (116,470)        10,794
               Income taxes payable                                         151,894              0              0
               Accrued expenses                                              23,960        264,010        195,147
               Deferred revenue                                             (56,814)       (96,204)       (35,394)
                                                                        -----------    -----------    -----------

                 Total adjustments                                        2,387,989      1,392,812      1,651,738
                                                                        -----------    -----------    -----------

                 Net cash provided by operating activities                  376,869         55,072      2,858,526
                                                                        -----------    -----------    -----------

Cash flows from investing activities:
  Issue notes receivable                                                          0        (11,846)        (1,833)
  Payments received on note receivable                                            0         10,394          5,000
  Proceeds from sale of fixed assets                                         30,833         37,089        591,084
  Purchase of fixed assets                                               (2,118,400)    (1,029,471)    (1,992,017)
  Increase in patents and trademarks                                        (36,943)          (904)        (2,993)
  Payments under noncompete agreement                                      (340,000)      (340,000)      (340,000)
                                                                        -----------    -----------    -----------

                 Net cash used in investing activities                   (2,464,510)    (1,334,738)    (1,740,759)
                                                                        -----------    -----------    -----------

Cash flows from financing activities:
  Borrowings on term loan and operating line of credit                    2,398,867      1,016,000      2,363,000
  Payments on term loan and operating line of credit                       (408,341)      (866,708)    (1,743,792)
  Principal payments on capitalized leases                                  (15,570)       (13,377)       (13,648)
  Proceeds from issuance of partnership interests                                 0              0      1,000,007
  Partnership distributions paid                                           (181,001)      (699,997)      (861,482)
  Bank overdraft                                                            385,694              0              0
  Deferred initial public offering costs                                   (383,720)             0              0
                                                                        -----------    -----------    -----------

                 Net cash provided by (used in) financing activities      1,795,929       (564,082)       744,085
                                                                        -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                       (291,712)    (1,843,748)     1,861,852

Cash and cash equivalents, beginning of period                              291,712      2,135,460        273,608
                                                                        -----------    -----------    -----------

Cash and cash equivalents, end of period                                $         0    $   291,712    $ 2,135,460
                                                                        ===========    ===========    ===========


Supplemental disclosures of cash flow information:
  Interest paid, net of amounts capitalized                             $   162,649    $   190,403    $   137,481
  Income taxes paid                                                     $   293,700    $         0    $         0

Supplemental disclosure of noncash investing activities:
  Additions to fixed assets included in accounts payable                $   173,769
  Additions to deferred initial public offering costs included
    in accounts payable and accrued liabilities                         $   184,329


The accompanying notes are an integral part of the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES:

         The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

         ORGANIZATION

         Transcrypt International, Ltd. (the "Predecessor") was a limited partnership formed in 1991 composed of the general partner, Transcrypt International, Inc. (a Nebraska corporation) and various limited partners. One percent of the profits or losses was allocated to the general partner and the remaining 99% was allocated to the limited partners based on their respective units of partnership interest.


         Effective June 30, 1996, the assets and liabilities of the partnership were merged tax-free into a Delaware corporation, Transcrypt International, Inc. (the "Company"). Each respective partnership unit was converted pro rata into common shares of the Company.

         The Company is engaged in the design, manufacture and marketing of information security products for the land mobile radio and cellular telephone markets. The Company markets its products to customers worldwide.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities less than 90 days as cash equivalents. The Company places its temporary cash investments with high credit qualified financial institutions.

         INVENTORY

         Inventory is recorded at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. The Company's policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of current maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results. For the years ended December 31, 1996, 1995 and 1994, $7,210, $0 and $28,776 of
         interest expense was capitalized, respectively.


         INTANGIBLE ASSETS

         Intangibles are carried at cost less applicable amortization. Provision for amortization of intangible assets is based upon the estimated useful lives of the related assets and is computed using the straight-line method. All intangible assets are being amortized over five years. Management reviews intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.


         INCOME TAXES

         The Predecessor as a partnership was not subject to Federal or state income taxes. Any tax liabilities arising from the Predecessor's operations were the direct responsibility of the individual partners.

         Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates and laws applicable to the years in which the differences are expected to reverse. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Income tax expense is comprised of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         PRO FORMA PROVISION FOR INCOME TAXES


         The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a C Corporation under the Internal Revenue Code for the entire year. The actual provision for income taxes for 1996 included in the consolidated statement of income
         (loss) is reflective only of the results of operations for the period that the Company was a C Corporation, July 1, 1996 through December 31, 1996.

         REVENUE RECOGNITION

         Revenues are recorded when products are shipped or services are rendered. Costs associated with the installation and servicing of equipment are charged to expense as incurred and allowances are provided for returns. The Company defers income for prepayments of significant initial engineering costs which are components of the selling price of certain products sold. Also included in deferred revenue are prepayments from foreign customers for which goods cannot be shipped until certain export regulations are met.

         EXPORT SALES

         A significant portion of the Company's sales are made to customers outside of the United States. Export sales are recorded and settled in U.S. dollars. Total export sales by geographic area were as follows:

                                     1996          1995         1994
                                  ----------   ----------   ----------
                  Europe          $2,501,000   $2,464,000   $2,580,000
                  Middle East      1,831,000    2,276,000    1,692,000
                  Latin America    2,412,000    1,060,000      978,000
                                  ----------   ----------   ----------

                                  $6,744,000   $5,800,000   $5,250,000
                                  ==========   ==========   ==========

         WARRANTY COSTS

         The Company provides for warranty costs based on estimated future expenditures that will be incurred under product guarantees and warranties presently in force.

         PRO FORMA NET INCOME (LOSS) PER SHARE

         Pro forma net income (loss) per share is computed on the basis of the weighted average number of partnership interest units outstanding during the year converted into common shares on a one-to-one ratio, adjusted for a stock dividend and including common stock equivalents.

                  Common stock                               6,783,078
                  Common stock equivalents - stock options     185,634
                                                             ---------
                                                             6,968,712
                                                             =========

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase common stock granted with exercise prices below the assumed initial public offering price per share during the 12 months preceding the date of the initial filing of the Registration Statement are included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented.

         STOCK SPLIT

         On September 30, 1996, the Board of Directors and the shareholders approved an increase in the Company's authorized common shares from 10 million to 20 million shares. On November 18, 1996, the Company declared a 1.3106311-for-1 stock split in the form of a stock dividend. All shares and per share information has been restated to reflect the split.

         MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect carrying amounts of assets and liabilities and disclosures of contingent assets and liabilities as of financial statement dates, as well as the reported revenues and expenses for the years then ended. Actual results may differ from management's estimates.

2.       INVENTORY:

         The following is a summary of inventory at December 31, 1996 and 1995:

                                                                                  1996         1995
                                                                               ----------   ----------
              Raw materials and supplies, net of reserve for obsolescence
                       of $38,848 and $82,041 in 1996 and 1995, respectively   $1,316,932   $  879,587
              Work in process                                                     715,032      101,092
              Finished goods                                                      229,417      139,084
                                                                               ----------   ----------
                                                                               $2,261,381   $1,119,763
                                                                               ==========   ==========

3.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consists of the following at December 31, 1996 and 1995:

                                                                                   1996          1995
                                                                                ----------   ----------
              Land                                                              $  150,000   $  150,000
              Building                                                           1,302,388    1,302,388
              Equipment                                                          3,921,095    2,325,690
              Leased equipment                                                      74,329       74,329
              Automobiles                                                           31,598       64,647
              Furniture and fixtures                                               396,362      371,160
              Construction in progress                                             797,060            0
                                                                                ----------   ----------

                                                                                 6,672,832    4,288,214

                 Less accumulated depreciation and amortization                  1,765,394    1,221,474
                                                                                ----------   ----------
                                                                                $4,907,438   $3,066,740
                                                                                ==========   ==========

4.       INTANGIBLE ASSETS:

         Intangible assets consist of the following at December 31, 1996 and 1995:


                                                                                1996         1995
                                                                            ----------   ----------

              Proprietary technology                                        $3,355,630   $3,355,630
              Noncompete agreements                                          1,700,000    1,700,000
              Goodwill                                                         290,516      290,516
              Organization costs                                               116,910      116,910
              Patents and trademarks                                            42,465        5,522
                                                                            ----------   ----------

                                                                             5,505,521    5,468,578

                 Less accumulated amortization                               5,467,384    4,465,718
                                                                            ----------   ----------

                                                                            $   38,137   $1,002,860
                                                                            ==========   ==========


5.       REVOLVING LINES OF CREDIT:

         The Company has a working capital revolving line of credit not to exceed $2,000,000 calculated using a specified borrowing base of eligible inventories and accounts receivable. In addition, the Company has a second revolving capital line of credit not to exceed $1,000,000, calculated using a specified borrowing base of certain eligible fixed assets. Interest for both lines of credit is payable monthly at a regional bank's national money market rate. The working capital line is collateralized by substantially all the Company's assets and the capital line is collateralized by certain fixed assets. At December 31, 1996, the Company had $1,022,000 outstanding on the working capital line of credit and $792,070 on the capital line of credit. The capital line of credit is due January 2002. In January 1997, the Company increased the working capital revolving line of credit not to exceed $3,000,000.

         Average borrowings under the Company's lines of credit and the weighted average interest rate during 1996 were $256,000 and 8.27%.

         As described in Note 15, the revolving lines of credit were repaid using a portion of the net proceeds from the initial public offering.

6.       LONG-TERM DEBT:

         Long-term debt at December 31, 1996 and 1995 consists of the following:


                                                                                            1996               1995

         Term note payable to bank due in monthly installments of $18,141 including interest at 7.75% beginning in March 1993 until March 1996 when it can be adjusted to a specified rate of a regional bank (8.75%
          at December 31, 1996). Principal is due in full in February 1998. The note is collateralized by essentially all the assets of the Company in
          addition to the personal guarantees of certain stockholders.               $        251,068    $        437,358

         Term note payable to bank due in monthly installments of $14,231 including interest at 8% beginning June 1994 until May 1996, when it can be adjusted to a specified rate of a regional bank (8.75% at
          December 31, 1996). Principal is due in full in May 1999. The note is collateralized by essentially all the assets of the Company in
          addition to personal guarantees of certain stockholders.                            375,723             507,653


         Installment note for equipment purchase payable to bank due in monthly installments of $10,506 including daily adjusted interest at a specified rate above the prime rate (8.25% at December 31, 1996). The note is collateralized by specific equipment and inventory. The note
          is guaranteed by a stockholder.                                                     359,017             449,138

         Industrial development revenue bonds payable to bank with quarterly interest only payments beginning April 15, 1994 at 6.25% with principal due on January 15, 2004. This note is collateralized by a
          deed of trust.                                                                      850,000             850,000

         Construction note payable to bank, due in August 1997, including
          interest at 8.75%                                                                   584,797                   0
                                                                                     ----------------      --------------
                                                                                            2,420,605           2,244,149
                  Less current portion                                                        581,959             412,656
                                                                                     ----------------      --------------
                                                                                     $      1,838,646      $    1,831,493
                                                                                     ================      ==============


         The agreements of the term notes payable and the revolving bank notes payable discussed in Note 5 require, among other things, that the Company maintain certain levels of working capital, net worth and debt-to-equity ratios and limit capital expenditures, investments, other indebtedness, distributions, mergers and acquisitions.


         The construction note payable has been classified as long-term as the Company has received a letter of intent to refinance the note through issuance of industrial development revenue bonds upon completion of the construction project on terms similar to the existing industrial development revenue bonds payable.


         As described in Note 15, the term and installment notes payable were retired using a portion of the net proceeds from the initial public offering.

7.       OBLIGATIONS UNDER NON-COMPETE AGREEMENTS:

         In connection with the purchase of the net assets of Transcrypt International, Incorporated in 1991, the Company entered into non-compete agreements with the former owners which called for the Company to pay a total of $1,700,000 in consideration for the former owners' agreement not to compete for a period of five years. The remaining payments of $340,000 were paid in 1996.


8.       INCOME TAXES:

         The components of the provision (benefit) for income taxes for the period ending December 31, 1996 are as follows:


            Current    $   390,936
            Deferred    (1,919,424)
                       -----------
                       $(1,528,488)
                       ===========

         The entire provision is comprised of federal taxes, as no state taxes are expected to be paid as a result of various state incentive tax credits for which the Company has qualified.


         The Company's tax provision effective tax rate on pretax income (loss) differs from U.S. federal statutory tax rate as follows:


            U.S. federal tax at statutory tax rate                   $(1,203,467)      (34.00)%
            Income taxable directly to partners of the Predecessor      (226,847)       (6.41)
            Benefit of foreign sales corporation                         (52,969)       (1.49)
            Other                                                        (45,205)       (1.28)
                                                                     -----------       ------
                                                                     $(1,528,488)      (43.18)%
                                                                     ===========       ======

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 1996 relate to the following:


            Deferred tax assets:
                    Special compensation expense                         $1,821,805
                    Allowance for bad debts                                 146,285
                    Reserves for warranties and inventory obsolescence       38,136
                    Difference between tax and book liability accruals       11,813
                                                                         ----------
                                                                          2,018,039
                                                                         ----------
            Deferred tax liabilities:
                    Difference between tax and book depreciation             98,615
                                                                         ----------
            Net deferred asset                                           $1,919,424
                                                                         ==========


         Management believes it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded.

9.       ACCRUED EXPENSES:

                  Accrued expenses consist of the following:

                                                    1996       1995
                                                  --------   --------
         Payroll, bonuses and employee benefits   $304,297   $211,193
         Warranty reserve                           73,316     64,455
         Commissions                               101,163    265,440
         Special compensation expense              210,000          0
         Other expenses                            257,630    226,158
                                                  --------   --------
                                                  $946,406   $767,246
                                                  ========   ========

10.      COMMITMENTS AND CONTINGENCIES:

         The Company has agreed to pay fees totaling $350,000 to its chairman and chief executive officer for initiating the purchase of the net assets of Transcrypt International, Incorporated in 1991. Payment is contingent upon the original limited partners receiving capital distributions equal to their original capital contributions or upon the approval of the Board of Directors of the Company for the sale of equity interests in the Company to the public. Payments of $70,000 have been made as of December 31, 1995 and an additional payment of $70,000 was approved and paid during February 1996. These payments were accounted for as a bonus and the officer has waived rights to receive fees to the extent of such payments. The Board of Directors approved the payment of the remaining $210,000 fees on September 30, 1996. These remaining fees are included in special compensation expense in the consolidated statements of income (loss). The $210,000 was paid in February 1997.

         In the normal course of its business activities, the Company is required under a contract with foreign governmental authorities to provide letters of credit that may be drawn upon if the Company fails to perform under their contracts. The letters of credit, which expire on various dates in 1997, have a total undrawn balance of $43,564 at December 31, 1996.

         The Company is involved in certain disputes as part of the ordinary course of its business. Management believes that the ultimate resolution of these disputes will not have a material adverse effect on its financial position, results of operations or cash flows.

11.      OPTION PLANS:

         In January 1992, the Board of Directors approved a 1992 Partnership Interest Option Plan which provided for the granting of up to 1,297,525 units of non-qualified interest options to certain officers and key employees. Under the Plan, the exercise price for the options was the fair market value at the date of grant as determined by the Board of Directors. The term of each option granted will in no event exceed 10 years from the date of grant. Effective June 30, 1996, the unit options were converted to stock options on a one to one ratio. No options were exercisable under the Plan provisions until the Board of Directors approved granting of all reserved options and full vesting of the 716,916 stock options on September 30, 1996. The vesting resulted in a special compensation charge of $5,358,250 in the quarter ended September 30, 1996.

         Effective as of September 6, 1996, the Company established the 1996 Stock Incentive Plan (the "Plan"). Any employee, including any director of the Company, and any nonemployee director or independent contractor of the Company is eligible to be considered for the issuance of shares of common stock, $0.01 par value per share, of the Company or of any other class of security or right of the Company which is convertible into common stock. The aggregate number of shares issued under the Plan shall not exceed 1,200,000. The aforementioned 716,916 options have been issued under the Plan, all of which are vested and compensation recognized. The Plan provides that unless otherwise provided by the Plan committee any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant. In January 1997, the Company granted stock options for an additional 325,000 shares, with an exercise price equal to the price per share in the initial public offering.


         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma loss per share would have been as follows:

         Pro forma net loss - as reported                              $ (2,146,399)
         Pro forma net loss - as adjusted under SFAS No. 123             (2,211,519)
         Pro forma net loss per share - as reported                            (.31)
         Pro forma net loss per share - as adjusted under SFAS No. 123         (.32)

         Fair value of the options was not determinable prior to September 30, 1996 when the Board of Directors approved full vesting of the outstanding options.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options vested in 1996:

         Expected option life                    9.0 years
         Expected annual volatility                0%
         Risk-free interest rate                6.50%
         Dividend yield                            0%

         The status of stock options under the Plan are summarized as follows:

                                                              WEIGHTED
                                                               AVERAGE
                                             NUMBER OF        PRICE PER         OPTIONS
                                               SHARES           SHARE         EXERCISABLE
                                             ---------        ---------       -----------
         Balance at December 31, 1993         908,267         $    .77              -
                  Granted                      53,081             1.67
                  Exercised                         0
                  Forfeited                         0
                                              -------         --------           -------

         Balance at December 31, 1994         961,348              .82              -
                  Granted                      27,523             3.05
                  Exercised                         0
                  Forfeited                  (572,090)             .87
                                              -------         --------           -------

         Balance at December 31, 1995         416,781              .91              -
                  Granted                     300,135             3.05
                  Exercised                         0
                  Forfeited                         0
                                              -------         --------           -------

         Balance at December 31, 1996         716,916         $   1.81           716,916
                                              =======         ========           =======


                                              WEIGHTED
                               NUMBER          AVERAGE      WEIGHTED      NUMBER        WEIGHTED
                           OUTSTANDING AT    REMAINING      AVERAGE    EXERCISABLE AT   AVERAGE
            RANGE OF        DECEMBER 31,    CONTRACTUAL    EXERCISE     DECEMBER 31,    EXERCISE
       EXERCISABLE PRICES      1996            LIFE          PRICE          1996          PRICE
       ------------------  --------------   -----------    ---------   --------------   --------
         $         .76        389,258        5.1 years      $    .76       389,258      $    .76
         $        3.05        327,658        8.6 years          3.05       327,658          3.05
         -------------        -------        ---------      --------       -------      --------
         $.76 to $3.05        716,916        6.7 years      $   1.81       716,916      $   1.81
         =============        =======        =========      ========       =======      ========


12.      BENEFIT PLANS:

         The Company has a profit sharing plan which covers substantially all employees. Contribution levels are determined by the Board of Directors annually. Profit sharing expense approximated $60,000, $27,500 and $45,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Company also has a 401(k) plan which covers substantially all employees. Participants may contribute up to 10% of their annual compensation and the Company makes matching contributions of 25% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Company contributions approximated $15,700, $13,000 and $11,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

13.      CONCENTRATIONS:

         Sales to major customers totaling over $200,000 each were as follows:



                                                                      1996            1995          1994
          Percent of total sales                                           50%            44%            49%
          Number of major customers                                        12              7              6
          Individual customers representing 10% or
                   more of consolidated sales in each year:
                              Motorola-Poland                              -              -      $2,044,350
                              Ministry of Interior-Egypt                   -      $  849,134            -
                              Motorola, Inc.                        $2,180,022            -             -

         In addition, a substantial portion of the Company's revenue is from customers in the governmental sector, both domestic and foreign. As of December 31, 1996, approximately 53% of the Company's accounts receivable were from seven customers. The Company's policy does not require significant collateral or other security to support such receivables, however, export sales are generally shipped against prepayments or backed by irrevocable letters of credit confirmed by U.S. banks.


         In addition to being a major customer, Motorola is also a key manufacturer of electronic components used by the Company. Purchases by the Company from Motorola totaled approximately $1,878,000 and $726,000 in 1996 and 1995, respectively.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of all financial instruments in the consolidated balance sheets approximate fair values.

15.      SUBSEQUENT EVENT:

         On January 22, 1997, the Company completed an initial public offering of 2,900,000 shares of common stock at a price of $8.00 per share. Of the 2,900,000 shares offered, 2,500,000 shares were sold by the Company and 400,000 were sold by certain of the Company's stockholders. The Company's net proceeds from the offering, after underwriting commissions and expenses, were approximately $17,700,000.


         A portion of the Company's net proceeds from the offering was used to retire the term and installment notes payable and the revolving lines of credit. The remaining net proceeds are to be used for general working capital purposes and to support the Company's growth and business strategy.

                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Transcrypt
International, Inc. is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 27 on this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                COOPERS & LYBRAND L.L.P.


Lincoln, Nebraska
February 3, 1997

         SCHEDULE III -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                        Balance at     Charged to      Charged                  Balance
                                        beginning      expenses        to other Deductions      at end
     Description                        of period      (Provisions)    accounts (Write-offs)    of period
     -----------                        ----------     ------------    ---------------------    ---------
Allowance for Bad Debts for the:
  Year Ended December 31, 1994........  $  68,973        $139,059        0       $ 20,018       $188,014
  Year Ended December 31, 1995........    188,014          94,285        0        100,640        181,659
  Year Ended December 31, 1996........    181,659         288,596        0         40,004        430,251

Inventory Obsolescence Reserves for the:
  Year Ended December 31, 1994........   $  6,966        $168,309        0       $134,747       $ 33,562
  Year Ended December 31, 1995........     33,562          61,495        0         13,016         82,041
  Year Ended December 31, 1996........     82,041         127,650        0        171,343         38,848


                                 EXHIBIT INDEX

Exhibit
  No.    Description

3.1 Second Amended and Restated Certificate of Incorporation of the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.1 to the Company's Form S-1 Registration No. 333-14351 declared effective on January 22, 1997 (hereinafter "1997 Registration Statement")).
3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to 1997 Registration Statement).
3.3 Certificate of Merger of Transcrypt International, Ltd., a Nebraska limited partnership, with and into the Company, filed on June 28, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.3 to 1997 Registration Statement).
3.4 Certificate of Merger of Transcrypt International, Inc., a Nebraska corporation, with and into the Company, filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.4 to 1997 Registration Statement).
4.1 Specimen Certificate for Common Stock (incorporated herein by reference to Exhibit 4.1 to 1997 Registration Statement).
10.1 Employment Agreement between the Company and John T. Connor dated as of September 10, 1996 (incorporated herein by reference to Exhibit
         10.1 to 1997 Registration Statement).
10.2 Employment Agreement between the Company and Jeffery L. Fuller dated as of July 18, 1996 (incorporated herein by reference to Exhibit 10.2 to 1997 Registration Statement).
10.3 Form of Employment Agreement between the Company and C. Eric Baumann, Michael P. Wallace and Joel K. Young (incorporated herein by reference to Exhibit 10.3 to 1997 Registration Statement).
10.4 Form of 1996 Stock Incentive Plan, together with forms of stock option agreements (incorporated herein by reference to Exhibit 10.4 to 1997 Registration Statement).
10.5 Form of Indemnification Agreement between the Company and each executive officer and director of the Company (incorporated herein by reference to Exhibit 10.5 to 1997 Registration Statement).
10.6 License Agreement for APCO Project 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.6 to 1997 Registration Statement).
10.7* Amendment, dated as of June 28, 1996, to License Agreement for APCO Project 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.7 to 1997 Registration Statement).
10.8 OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.8 to 1997 Registration Statement).
10.9* Amendment, dated as of July 15, 1996, to OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.9 to 1997 Registration Statement).
10.10* Private Label/Supplier Agreement for Analog Scrambling Modules between Motorola, Inc. and the Company dated as of August 8, 1995 (incorporated herein by reference to Exhibit 10.10 to 1997 Registration Statement).
10.11* Motorola Cellular Subscriber Products Sales Agreement, dated as of June 13, 1996, by and between Motorola, Inc. and the Company (incorporated herein by reference to Exhibit 10.11 to 1997 Registration Statement).
10.12 License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of August 14, 1995 (incorporated herein by reference to Exhibit 10.12 to 1997 Registration Statement).
10.13 Consigned Inventory Agreement between Arrow/Schweber Electronics Group and the Company, dated as of June 22, 1994 (incorporated herein by reference to Exhibit 10.13 to 1997 Registration Statement).
10.14 Nebraska Investment Finance Authority $850,000 Industrial Revenue Bond (Transcrypt International, Ltd. Project), Series 1994, dated as of January 15, 1994, and Note (incorporated herein by reference to Exhibit 10.14 to 1997 Registration Statement).
10.15 Trust Indenture, dated as of January 15, 1994, for $850,000 Industrial Revenue Bond (Transcrypt International, Ltd. Project), Series 1994, between Nebraska Investment Finance Authority as Issuer and Norwest Bank Nebraska, N.A. as Trustee (incorporated herein by reference to Exhibit 10.15 to 1997 Registration Statement).
10.16 Loan Agreement, dated as of January 15, 1994, for $850,000 Industrial Revenue Bond (Transcrypt International, Ltd. Project), Series 1994, between Nebraska Investment Finance Authority as Issuer and the Company (incorporated herein by reference to Exhibit 10.16 to 1997 Registration Statement).
10.17 Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company (incorporated herein by reference to Exhibit 10.17 to 1997 Registration Statement).
10.18 First Amendment, dated as of June 1, 1995, to Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company (incorporated herein by reference to Exhibit 10.18 to 1997 Registration Statement).
10.19 Second Amendment, dated as of April 10, 1996, to Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company (incorporated herein by reference to Exhibit 10.19 to 1997 Registration Statement).
10.20 Promissory Note, dated as of May 11, 1995, between West Gate Bank and the Company (incorporated herein by reference to Exhibit 10.20 to 1997 Registration Statement).
10.21    RESERVED.
10.22    RESERVED.
10.23    RESERVED.
10.24 Form of Adoption Agreement for Nonstandardized 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.24 to 1997 Registration Statement).
10.25 Defined Contribution Master Plan and Trust Agreement of Norwest Bank Nebraska, N.A., Master Plan Sponsor (incorporated herein by reference to Exhibit 10.25 to 1997 Registration Statement).
10.26 Third Amendment, dated as of October 22, 1996, to Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company, together with Modification of Note (incorporated herein by reference to Exhibit 10.26 to 1997 Registration Statement).
10.27 Fourth Amendment, dated as of November 19, 1996, to Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company, together with Commercial Installment Note, dated November 19, 1996 (incorporated herein by reference to Exhibit 10.27 to 1997 Registration Statement).
10.28 Construction Loan, dated November 15, 1996, by and between Norwest Bank Nebraska, N.A., and the Company, together with related documents.
10.29 Commercial Installment Note, dated January 9, 1997, related to Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company.
10.30 Commercial Installment Note secured by equipment, dated December 23, 1996, by and between Norwest Bank Nebraska, N.A., and the Company, together with Security Agreement.
11.1     Statement re: Computation of Per Share Earnings.
27.1     Financial Data Schedule.

* Confidential treatment has been granted as to a portion of this exhibit.