Form 10-Q
period 1997-03-31
TRANSCRYPT INTERNATIONAL INC
filed 1997-04-21
CIK 1023516

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

                         COMMISSION FILE NUMBER 0-21681

                            ------------------------

                         TRANSCRYPT INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                        47-0801192
       (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                            ------------------------

   4800 NW FIRST STREET, LINCOLN, NEBRASKA                           68521
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (402) 474-4800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

     As of April 15, 1997, 9,283,078 shares of the Registrant's Common Stock were outstanding.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                 MARCH 31,          DECEMBER 31,
                                                                   1997                 1996
                                                                -----------         ------------
                                                                (UNAUDITED)
Current assets:
Cash and cash equivalents.....................................  $14,025,895         $         0
Accounts receivable, net......................................    5,970,533           4,215,403
Inventory, net................................................    2,855,133           2,261,381
Prepaid expenses and other current assets.....................      217,495              71,196
Deferred tax assets...........................................      293,924             196,234
                                                                -----------         -----------
          Total current assets................................   23,362,980           6,744,214
                                                                -----------         -----------
Property, plant and equipment, at cost........................    7,603,486           6,672,832
Less: accumulated depreciation................................   (1,922,599)         (1,765,394)
                                                                -----------         -----------
          Net property, plant and equipment...................    5,680,887           4,907,438
                                                                -----------         -----------
Deferred tax assets...........................................    1,723,190           1,723,190
Intangible assets, net........................................       36,022              38,137
Deferred initial public offering costs........................            0             568,049
                                                                -----------         -----------
                                                                $30,803,079         $13,981,028
                                                                 ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft................................................  $         0         $   385,694
Revolving line of credit......................................            0           1,022,000
Current portion of capitalized lease obligations..............       11,037              13,803
Current portion of long-term debt.............................            0             581,959
Accounts payable..............................................      869,487           1,174,364
Income taxes payable..........................................      406,390             151,894
Accrued expenses..............................................    1,190,092             946,406
                                                                -----------         -----------
          Total current liabilities...........................    2,477,006           4,276,120
                                                                -----------         -----------
Capitalized lease obligations, net of current portion.........            0               1,296
Long-term debt, net of current portion........................    2,850,000           1,838,646
Revolving line of credit......................................            0             792,070
                                                                -----------         -----------
                                                                  5,327,006           6,908,132
                                                                -----------         -----------
Stockholders' equity:
Common stock..................................................       92,831              67,831
Additional paid in capital....................................   27,379,139           9,683,381
Retained deficit..............................................   (1,995,897)         (2,678,316)
                                                                -----------         -----------
                                                                 25,476,073           7,072,896
                                                                -----------         -----------
                                                                $30,803,079         $13,981,028
                                                                 ==========          ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                     1997               1996
                                                                  ----------         ----------
Revenues........................................................  $4,728,403         $2,580,215
Cost of sales...................................................   1,632,127            911,138
                                                                  ----------         ----------
Gross profit....................................................   3,096,276          1,669,077

Operating expenses:
  Research and development......................................     633,219            436,056
  Sales and marketing...........................................   1,086,117            430,750
  General and administrative....................................     478,306            349,499
  Amortization of intangible assets.............................           0            276,445
                                                                  ----------         ----------
          Total operating expenses..............................   2,197,642          1,492,750
                                                                  ----------         ----------
Income from operations..........................................     898,634            176,327
Net interest income (expense)...................................      76,388             18,612
                                                                  ----------         ----------
Income before income taxes......................................     975,022            157,715
Provision for income taxes......................................     292,507                  0
                                                                  ----------         ----------
          Net income............................................  $  682,515         $  157,715
                                                                   =========          =========

Income before pro forma income taxes............................  $  975,022         $  157,715
Pro forma provision for income taxes............................     292,507             37,930
                                                                  ----------         ----------
Pro forma net income............................................  $  682,515         $  119,785
                                                                   =========          =========
Pro forma net income per share..................................       $0.07              $0.02
                                                                   =========          =========
Shares used to compute net income per share.....................   9,177,989          6,968,712
                                                                   =========          =========

   The accompanying notes are an integral part of the consolidated financial statements.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------
                                                                   1997                1996
                                                                -----------         -----------
Net cash provided by (used in) operating activities...........  $(1,557,827)        $   981,253
                                                                -----------         -----------
Cash flows from investing activities:
  Purchase of fixed assets....................................     (855,161)           (206,804)
  Payments under noncompete agreement.........................            0             (85,000)
                                                                -----------         -----------
          Net cash used in investing activities...............     (855,161)           (291,804)
                                                                -----------         -----------
Cash flows from financing activities:
  Issuance of industrial development revenue bonds............    2,850,000                   0
  Payment of industrial development revenue bonds.............     (850,000)                  0
  Debt issuance costs of industrial development revenue             (75,493)                  0
     bonds....................................................
  Borrowings on lines of credit...............................      308,725                   0
  Payments on term loans, lines of credit and capitalized        (3,697,462)           (100,800)
     leases...................................................
  Bank overdraft..............................................     (385,694)                  0
  Proceeds from IPO, net......................................   18,288,807                   0
                                                                -----------         -----------
          Net cash provided by (used in) financing               16,438,883            (100,800)
            activities........................................
                                                                -----------         -----------
Net increase in cash and cash equivalents.....................   14,025,895             588,649
Cash and cash equivalents, beginning of period................            0             291,712
                                                                -----------         -----------
Cash and cash equivalents, end of period......................  $14,025,895         $   880,361
                                                                 ==========          ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 1. GENERAL

     The consolidated condensed financial statements as of March 31, 1997 and for the three months then ended are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the year ended December 31, 1996 of Transcrypt International, Inc. (the "Company"). The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

     Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to the current year's presentation.

 2. ORGANIZATION AND CONSOLIDATION

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

     The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

 3. PRO FORMA PROVISION FOR INCOME TAXES

     The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a C Corporation under the Internal Revenue Code for the three months ended March 31, 1996.

 4. NET INCOME PER SHARE

     Net income per share attributable to common stockholders has been computed using the weighted average number of common stock and common stock equivalent shares outstanding for the three months ended March 31, 1997.

                                                                      THREE MONTHS ENDED
                                                                        MARCH 31, 1997
                                                                      ------------------
        Common stock outstanding....................................       8,699,744
        Common stock equivalents -- stock options...................         478,245
                                                                           ---------
                                                                           9,177,989
                                                                           =========

     Pro forma net income per share is computed on the basis of the weighted average number of partnership interest units outstanding for the three months ended March 31, 1996, converted into common shares on a one-to-one ratio, including common stock equivalents.

                                                                      THREE MONTHS ENDED
                                                                        MARCH 31, 1996
                                                                      ------------------
        Common stock outstanding....................................       6,783,078
        Common stock equivalents -- stock options...................         185,634
                                                                           ---------
                                                                           6,968,712
                                                                           =========

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

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

 5. INITIAL PUBLIC OFFERING

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

     A portion of the Company's net proceeds from the offering was used to retire certain term and installment notes payable and the revolving lines of credit, as described in Notes 7 and 8. The remaining net proceeds are being used for general working capital purposes and to support the Company's growth and business strategy.

 6. INVENTORY

     The following is a summary of inventory at March 31, 1997 and December 31, 1996:

                                                        MARCH 31, 1997     DECEMBER 31, 1996
                                                        --------------     -----------------
        Raw materials and supplies, net...............    $1,739,282          $ 1,316,932
        Work in progress..............................       291,523              715,032
        Finished goods................................       824,328              229,417
                                                          ----------           ----------
                                                          $2,855,133          $ 2,261,381
                                                          ==========           ==========

 7. REVOLVING LINES OF CREDIT

     The Company has a working capital revolving line of credit not to exceed $3,000,000, calculated using a specified borrowing base of eligible inventories and accounts receivable. In addition, the Company has a second revolving capital line of credit not to exceed $1,000,000, calculated using a specified borrowing base of certain eligible fixed assets. At December 31, 1996, the Company had $1,022,000 outstanding on the working capital line of credit and $792,070 outstanding on the capital line of credit. On January 27, 1997, these revolving lines of credit were repaid in full using a portion of the net proceeds from the initial public offering.

 7. LONG-TERM DEBT

     On January 27, 1997, two term notes payable (totaling $626,791 at December 31, 1996) and an installment note payable (totaling $359,017 at December 31,
1996) were repaid using a portion of the net proceeds from the initial public offering.

     On March 25, 1997, industrial development revenue bonds payable (totaling $850,000 at December 31, 1996) and a construction note payable (totaling $584,797 at December 31, 1996) were repaid through the issuance of new industrial revenue bonds totaling $2,850,000. The new industrial revenue bonds are due in annual principal payments of $140,000, plus interest at a variable rate (3.5% at March 31, 1997) starting March 1, 1998 through March 1, 2007, increasing to annual principal payments, plus interest at a variable rate, of $145,000 due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due March 1, 2017. At March 31, 1997, the remaining net proceeds of $1,054,252 (net of debt offering costs) were held in escrow for the Company pending the completion of the construction project and related purchase of certain fixed assets by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain Consolidated Statements of Income information as a percentage of revenues during the periods indicated:

                                                             THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------------------------
                                                             1997                     1996
                                                     --------------------     --------------------
Revenues...........................................  $4,728,403     100.0%    $2,580,215     100.0%
Cost of sales......................................   1,632,127      34.5%       911,138      35.3%
                                                     ----------     -----     ----------     -----
Gross profit.......................................   3,096,276      65.5%     1,669,077      64.7%
Operating expenses:
  Research and development.........................     633,219      13.4%       436,056      16.9%
  Sales and marketing..............................   1,086,117      23.0%       430,750      16.7%
  General and administrative.......................     478,306      10.1%       349,499      13.5%
  Amortization of intangible assets................           0       0.0%       276,445      10.7%
                                                     ----------     -----     ----------     -----
          Total operating expenses.................   2,197,642      46.5%     1,492,750      57.9%
                                                     ----------     -----     ----------     -----
Income from operations.............................     898,643      19.0%       176,327       6.8%
Net interest income (expense)......................      76,388       1.6%       (18,612)     (0.7%)
                                                     ----------     -----     ----------     -----
Income before income taxes.........................     975,022      20.6%       157,715       6.1%
Provision for income taxes.........................     292,507       6.2%             0       0.0%
                                                     ----------     -----     ----------     -----
Net income.........................................  $  682,515      14.4%    $  157,715       6.1%
                                                     ==========     =====     ==========     =====
Income before pro forma income taxes...............  $  975,022      20.6%    $  157,715       6.1%
Pro forma provision for income taxes...............     292,507       6.2%        37,930       1.5%
                                                     ----------     -----     ----------     -----
Pro forma net income...............................  $  682,515      14.4%    $  119,785       4.6%
                                                     ==========     =====     ==========     =====

     The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

     Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, both in domestic and international markets, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements and from historical results. Among the factors that could cause such a difference include the following: business conditions and the general economy, development of the markets for the Company's products, including the domestic digital land mobile radio market, availability of third-party compatible products, and other competitive factors. For an additional discussion of some of the factors that might cause such a difference, see "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors that may Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

REVENUES

     The Company recognizes revenues upon shipment of products to its customers. Revenues increased 83.3% to $4.7 million during the first quarter of 1997 from $2.6 million during the first quarter of 1996. This increase was attributable primarily to revenues in the first quarter of 1997 associated with several large sales contracts and the completion in the first quarter of the remaining minimum shipments of socket scrambler modules to Motorola called for under an agreement with the Company. Sales of the Company's core security products for the land mobile radio ("LMR") and cellular telephone markets continued to grow in the first quarter of 1997, particularly in international markets, while sales of the Company's recently introduced digital LMRs were not significant in the first quarter of 1997.

     In August 1995, the Company entered into a three-year supply agreement with Motorola to provide socket scrambler modules at fixed prices for domestic markets. Such agreement provided for minimum purchases by Motorola of $3.7 million of socket scrambler modules during the 18-month period beginning on April 1, 1996 (of which $2.1 million had been purchased as of December 31, 1996). In the first quarter of 1997, this agreement was amended such that Motorola agreed to complete its minimum purchase commitment by purchasing $1.0 million of socket scrambler modules which are exportable into certain international markets. Although Motorola has no further minimum purchase requirement under the agreement, the Company believes that the opportunity to sell exportable products into foreign markets through Motorola will allow the Company to expand the markets in which it serves in Latin American and Asia.

     International sales as a percentage of revenues were approximately 69.8% and 37.1% during the first quarters of 1997 and 1996, respectively . The Company believes that the proportion of international sales in the first quarter of 1997 was unusually high, reflecting sales of items for export to several large customers, including Motorola. The Company anticipates that international sales will continue to represent a significant portion of revenues in the future, although domestic sales may increase as a percentage of revenues in the future due to the Company's increased marketing emphasis on domestic sales, including the expanded marketing domestically of the Company's digital radio products in 1997.

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

GROSS PROFIT

     Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit increased to $3.1 million in the first quarter of 1997 from $1.7 million in the first quarter of 1996. In addition, gross margin remained relatively constant, increasing to 65.5% in the first quarter of 1997 from 64.7% in the first quarter of 1996. Although shipments of the Company's stand-alone LMR and cellular telephone products continued in the first quarter of 1997, which generally have lower gross margins than add-on modules and other products, overall margins remained relatively strong since the Company's core add-on products continued to account for a significant portion of sales during the quarter. To the extent that sales of stand-alone products increase in the future relative to add-on products, gross margins are likely to decline.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. Research and development expenses increased to $633,000 in the first quarter of 1997 from $436,000 in the first quarter of 1996. This increase was due primarily to expenses related to the continuing development of the Company's APCO 25 digital LMRs and telephony products, and expanded development efforts related to the Company's proposed data security products. Research and development expenses as a percentage of revenues decreased to 13.4% in the first quarter of 1997 from 16.9% in the first quarter of 1996, due to greater revenues in the first quarter of 1997. The Company anticipates that it will continue to devote increased overall resources to research and development during 1997 relative to 1996.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, bad debt provisions and trade show participation. Sales and marketing expenses increased to $1.1 million in the first quarter of 1997 from $431,000 in the first quarter of 1996, primarily due to the addition of direct sales personnel and associated expenses and additional bad debt provisions for accounts receivable reserves of $440,000 in the first quarter of 1997. The additional bad debt provisions related to an overall increase in the Company's accounts receivables to $6.7 million at March 31, 1997 from $4.6 million at December 31, 1996. Sales and marketing expenses increased as a percentage of revenues to 23.0% in the first quarter of 1997 from 16.7% in the first quarter of 1996, due to the large increase in expenditures in the first quarter of 1997. The Company expects to continue its increased commitment to sales and marketing during 1997 through the addition of direct sales and marketing personnel, primarily to support the introduction of new products, including digital LMRs.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions. General and administrative expenses increased to $478,000 in the first quarter of 1997 from $350,000 in the first quarter of 1996. This increase was attributable primarily to the addition of several administrative employees and costs associated with becoming a publicly-held company in the first quarter of 1997. The Company expects to continue to incur additional general and administrative expenses in 1997 due to costs associated with being a publicly-held company and upgrades to the Company's management information systems. General and administrative expenses as a percentage of revenues decreased to 10.1% in the first quarter of 1997 from 13.5% in the first quarter of 1996, due to the increase in revenues in the first quarter of 1997.

AMORTIZATION OF INTANGIBLE ASSETS

     Intangible assets consisted primarily of the costs associated with the acquisition of the Company's business in December 1991. The Company amortized these intangible assets on a straight-line basis over a 60-month period, which resulted in an amortization expense of $276,000 in the first quarter of 1996. These intangible assets were fully amortized as of November 30, 1996, and thus no such amortization expense was incurred in the first quarter of 1997.

NET INTEREST INCOME (EXPENSE)

     Net interest income (expense) consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's term and installment loans and bank lines of credit. Net interest income was $76,000 in the first quarter of 1997 and net interest expense was ($18,000) in the first quarter of 1996.

PROVISION FOR INCOME TAXES

     Prior to June 1996, the Company was organized as a partnership, and therefore was not subject to income taxation except to the extent that its earnings were attributed to its partners. The Company converted from a partnership to a "C" corporation effective June 30, 1996. Pro forma net income and pro forma net income per share calculations reflect a pro forma provision for income taxes as if the Company had been taxed as a "C" corporation in the first quarter of 1996.

     The Company has benefited and continues to benefit from state tax credits arising from a 1993 agreement with the State of Nebraska, which results in annual state income tax credits through 1999. In addition, the Company utilizes its foreign sales corporation subsidiary located in Guam to exempt from income taxation a portion of the Company's foreign sales income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and met its capital requirements primarily through cash flow generated from operations, short-term borrowings, long-term debt and an initial public offering completed on January 22, 1997. The Company's operating activities used cash of $1.6 million in the first quarter of 1997 and generated cash of $981,000 in the first quarter of 1996. Cash used in operating activities in the first quarter of 1997 consisted primarily of an increase in accounts receivable and inventory and a decrease in accounts payable offset in part by net income plus depreciation and an increase in accrued expenses. Cash provided by operating activities in the first quarter of 1996 consisted primarily of net income plus depreciation and amortization and a decrease in accounts receivable, offset in part by a decrease in accrued expenses.

     The deferred tax assets totaling $2.0 million (which resulted primarily from the stock option related special compensation expense of $5.4 million incurred in September 1996) were 6.5% and 7.9% of total assets and stockholders' equity, respectively, at March 31, 1997. Based on the current level of taxable income, management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded.

     Cash used for investing activities, attributable primarily to capital expenditures, totaled $855,000 and $292,000 in the first quarter of 1997 and 1996, respectively. Capital expenditures consisted primarily of computer and networking equipment, office furniture and manufacturing equipment for both quarters and expenses related to the construction at the Company's Lincoln facility in the first quarter of 1997. In August 1996, the Company began construction of a 21,000 square foot expansion of its existing Lincoln facility at an estimated final cost of $1.0 million, primarily to accommodate additional manufacturing capacity. The expansion is expected to be completed in the second quarter of 1997. As of March 31, 1997, the Company had no additional firm commitments for capital expenditures, but the Company still expects to purchase additional computer equipment and replace its current management information system in 1997.

     Financing activities, which have consisted primarily of borrowings under and payments on an industrial development revenue bond issue ("IDR"), term and installment notes payable, a construction loan and bank lines of credit and proceeds received from the Company's initial public offering completed on January 22, 1997 totaled $16.4 million and $(111,000) during the first quarters of 1997 and 1996, respectively.

     The Company's two term notes were secured by substantially all of the Company's assets, with interest payable at the bank's regional money market rate plus 0.5%. The installment note was secured specifically by equipment with interest at the bank's national prime rate plus 0.5%. The bank lines of credit provide for working capital and capital advances not to exceed $4.0 million, with specific advances calculated based upon a percentage of eligible inventories, accounts receivable and fixed assets. Interest is payable monthly at the bank's money market rate and is collateralized by substantially all of the Company's assets. The Company paid off all of the outstanding balances on the two term notes, the installment note and the bank lines of credit on January 27, 1997.

     At March 31, 1997, the Company had outstanding a construction loan to fund the expansion of its existing Lincoln facility, with an outstanding principal balance of $585,000. Interest on this loan was payable monthly at the bank's national money market rate plus 0.5% with the principal balance maturing in August 1997.

     The IDR outstanding at December 31, 1996 totaled $850,000 in principal amount, bore a fixed interest rate of 6.25%, was non-amortizing and was scheduled to mature in January 2004. On March 25, 1997, the existing IDR of $850,000 and the construction note payable of $892,000 were repaid through the issuance of a new IDR totaling $2,850,000. The new IDR is due in annual principal payments of $140,000 plus interest at a variable rate (3.5% at March 31, 1997) beginning March 1, 1998 through March 1, 2007, increasing to annual principal payments plus interest at a variable rate of $145,000 due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. At March 31, 1997, the remaining net proceeds of $1.1 million (net of debt offering costs and the aforementioned repayments) were held in escrow for the Company pending the completion of the Company's construction project and related purchases of certain fixed assets.

     The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future.

     The Company believes that cash generated from operations and the net proceeds of $17.7 million from the sale of Common Stock in the offering completed on January 22, 1997, together with the Company's cash, cash equivalents and lines of credit, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion plans through at least 1997.

                           PART II. OTHER INFORMATION

ITEMS 1 - 5.

     Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     The following exhibits are being filed herewith:

 EXHIBIT
   NO.                                         DESCRIPTION
---------  -----------------------------------------------------------------------------------
10.10.1*   Second Amendment, dated March 31, 1997, to Private Label/Supplier Agreement for
           Analog Scrambling Modules between Motorola, Inc. and the Company dated as of August
           8, 1995.
10.27.1    Fifth Amendment, dated as of March 1, 1997, to Amended and Restated Loan Agreement,
           dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the
           Company.
10.31      Nebraska Investment Finance Authority $2,850,000 Variable Rate Demand Industrial
           Development Revenue Bond (Transcrypt International, Inc. Project), Series 1997,
           dated as of March 25, 1997.
10.32      Trust Indenture, dated as of March 1, 1997, for $2,850,000 Variable Rate Demand
           Industrial Development Revenue Bond (Transcrypt International, Inc. Project),
           Series 1997, between Nebraska Investment Finance Authority as Issuer and Norwest
           Bank Nebraska, N.A. as Trustee.
10.33      Loan Agreement, dated as of March 1, 1997, for $2,850,000 Variable Rate Demand
           Industrial Development Revenue Bond (Transcrypt International, Inc. Project),
           Series 1997, between Nebraska Investment Finance Authority as Issuer and the
           Company.
27         Financial Data Schedule

---------------

* Confidential treatment has been requested as to a portion of this exhibit.

     (B) REPORTS ON FORM 8-K

     The registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSCRYPT INTERNATIONAL, INC.

                                          By: /s/      RANDAL P. HANSEN
                                            ------------------------------------
                                            Randal P. Hansen
                                            Chief Financial Officer
                                            (Principal financial or accounting
                                              officer and duly authorized
                                              signatory)

Date: April 18, 1997