Form 10-Q
period 1997-06-30
TRANSCRYPT INTERNATIONAL INC
filed 1997-08-14
CIK 1023516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to ________


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

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---
            As of August 13, 1997, 10,115,543 shares of the Registrant's Common Stock were outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                          JUNE 30,              DECEMBER 31,
                                                            1997                    1996
                                                        (UNAUDITED)
Current assets:
Cash and cash equivalents                               $12,699,287              $         0
Accounts receivable, net                                  7,923,373                4,215,403
Inventory, net                                            2,718,157                2,261,381
Prepaid expenses and other current assets                   176,430                   71,196
Deferred tax assets                                         320,287                  196,234
                                                        -----------              -----------
    Total current assets                                 23,837,534                6,744,214
                                                        -----------              -----------
Property, plant and equipment, at cost                    8,320,682                6,672,832
Less:  accumulated depreciation                         (2,099,066)              (1,765,394)
                                                        -----------              -----------
    Net property, plant and equipment                     6,221,616                4,907,438
                                                        -----------              -----------
Deferred tax assets                                       1,713,190                1,723,190
Intangible assets, net                                       39,722                   38,137
Deferred initial public offering costs                            0                  568,049
Other assets                                                 39,158                        0
                                                        -----------              -----------
                                                        $31,851,220              $13,981,028
                                                        ===========              ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank overdraft                                           $        0              $   385,694
Revolving line of credit                                    152,000                1,022,000
Current portion of capitalized lease obligations              6,893                   13,803
Current portion of long-term debt                                 0                  581,959
Accounts payable                                          1,193,043                1,174,364
Income taxes payable                                         52,496                  151,894
Accrued expenses                                          1,155,920                  946,406
                                                        -----------              -----------
    Total current liabilities                             2,560,352                4,276,120
                                                        -----------              -----------
Capitalized lease obligations, net of current portion             0                    1,296
Long-term debt, net of current portion                    2,850,000                1,838,646
Revolving line of credit                                          0                  792,070
                                                        -----------              -----------
                                                          5,410,352                6,908,132
                                                        -----------              -----------
Stockholders' equity:
Common stock                                                 92,831                   67,831
Additional paid in capital                               27,368,184                9,683,381
Retained deficit                                        (1,020,147)              (2,678,316)
                                                        -----------              -----------
                                                         26,440,868                7,072,896
                                                        -----------              -----------
                                                        $31,851,220              $13,981,028
                                                        ===========              ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 AND FOR THE THREE
                      MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                              --------------------------------         -------------------------------
                                                 1997                  1996              1997                  1996
                                              ----------            ----------         ----------           ----------
Revenues                                      $5,549,590            $3,147,614        $10,277,993           $5,727,829
Cost of sales                                  2,232,762               938,609          3,864,889            1,849,747
                                              ----------            ----------         ----------           ----------
Gross profit                                   3,316,828             2,209,005          6,413,104            3,878,082

Operating expenses:
  Research and development                       682,570               648,562          1,315,789            1,084,618
  Sales and marketing                            879,095               404,372          1,965,212              835,122
  General and administrative                     559,154               344,812          1,037,460              694,311
  Amortization of intangible assets                    0               269,895                  0              546,340
                                              ----------            ----------         ----------           ----------
    Total operating expenses                   2,120,819             1,667,641          4,318,461            3,160,391
                                              ----------            ----------         ----------           ----------
Income from operations                         1,196,009               541,364          2,094,643              717,691
                                                                                       ----------           ----------
Net interest income (expense)                    159,482               (31,883)           235,870              (50,495)
                                              ----------            ----------         ----------           ----------
Income before income taxes                     1,355,491               509,481          2,330,513              667,196
Provision for income taxes                       379,742                     0            672,249                    0
                                              ----------            ----------         ----------           ----------
  Net income                                  $  975,749              $509,481        $ 1,658,264           $  667,196
                                              ==========            ==========         ==========           ==========

Pro forma information:
Income before pro forma income taxes          $1,355,491            $  509,481        $ 2,330,513           $  667,196
Pro forma provision for income taxes             379,742                96,715            672,249              134,645
                                              ----------            ----------         ----------           ----------
Pro forma net income                            $975,749            $  412,766        $ 1,658,264           $  532,551
                                              ==========            ==========         ==========           ==========
Pro forma net income per share                     $0.10                 $0.06              $0.17                $0.08
                                              ==========            ==========         ==========           ==========
Shares used to compute net income per share    9,876,806             6,968,712          9,596,406            6,968,712
                                              ==========            ==========         ==========           ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------------
                                                                                1997                   1996
                                                                            ------------           ----------
Net cash flows provided by (used in) operating activities                   $(2,308,283)          $1,275,045
                                                                            ------------           ----------
Cash flows from investing activities:
  Purchase of fixed assets                                                   (1,572,357)            (590,798)
  Payments under noncompete agreement                                                 0             (170,000)
                                                                            ------------           ----------
            Net cash flows used in investing activities                      (1,572,357)            (760,798)
                                                                            ------------           ----------
Cash flows from financing activities:
  Issuance of industrial development revenue bonds                            2,850,000                    0
  Payment of industrial development revenue bonds                              (850,000)                   0
  Debt issuance costs of industrial development revenue bonds                   (75,493)                   0
  Payments on term loans, lines of credit and capitalized leases             (3,236,738)            (206,970)
  Bank overdraft                                                               (385,694)                   0
  Partnership distributions paid                                                      0             (181,001)
  Proceeds from IPO, net                                                     18,277,852                    0
                                                                            ------------           ----------
            Net cash flows provided by (used in) financing activities        16,579,927             (387,971)
                                                                            ------------           ----------
Net increase in cash and cash equivalents                                    12,699,287              126,276
Cash and cash equivalents, beginning of period                                        0              291,712
                                                                            ------------           ----------
Cash and cash equivalents, end of period                                    $12,699,287           $  417,988
                                                                            ============           ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          GENERAL

            The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1996 has been taken from audited financial statements at that date and condensed. The condensed consolidated financial statements as of June 30, 1997 and for the six months then ended are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the year ended December 31, 1996 of the Company. The results of operations and cash flows for the six months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

            Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods to conform to the current year's presentation.

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

3.          PRO FORMA PROVISION FOR INCOME TAXES

            The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a "C" Corporation under the Internal Revenue Code for the six months ended June 30, 1996.

4.          NET INCOME PER SHARE

            Net income per share attributable to common stockholders has been computed using the weighted average number of common stock and common stock equivalent shares outstanding for the periods ended June 30, 1997.

            Pro forma net income per share is computed on the basis of the weighted average number of partnership interest units outstanding for the periods ended June 30, 1996, converted into common shares on a one-to-one ratio, including common stock equivalents.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

6.          INVENTORY

            The following is a summary of inventory at June 30, 1997 and December 31, 1996:

                                                  June 30, 1997             December 31, 1996
                                                  -------------             -----------------
Raw materials and supplies, net............        $1,531,905                   $1,316,932
Work in progress...........................           536,044                      715,032
Finished goods.............................           650,208                      229,417
                                                   ----------                   ----------
                                                   $2,718,157                   $2,261,381
                                                   ==========                   ==========

7.          REVOLVING LINES OF CREDIT

            The Company has a working capital revolving line of credit not to exceed $3,000,000, calculated using a specified borrowing base of eligible inventories and accounts receivable. In addition, the Company has a second revolving capital line of credit not to exceed $1,000,000, calculated using a specified borrowing base of certain eligible fixed assets. At December 31, 1996, the Company had $1,022,000 outstanding on the working capital line of credit and $792,070 on the capital equipment line of credit. On January 27, 1997, these revolving lines of credit were repaid in full using a portion of the net proceeds from the initial public offering. As of June 30, 1997, the Company had $152,000 outstanding on the working capital line of credit. The Company has established an irrevocable standby letter of credit in the amount of $436,000, payable to creditors of E.F. Johnson Company ("EF Johnson") and expiring July 22, 1998, and an irrevocable standby letter of credit in the amount of $1,564,000 for performance bonds under contracts entered into by EF Johnson expiring June 12, 1998. Both of such standby letters of credit are automatically extended annually unless notified.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.          LONG-TERM DEBT

            On January 27, 1997, the two term notes payable (totaling $626,791 at December 31, 1996) and an installment note payable (totaling $359,017 at December 31, 1996) were repaid in full using a portion of the net proceeds from the initial public offering.

            On March 25, 1997, the industrial development revenue bonds payable (totaling $850,000 at December 31, 1996) and the construction note payable (totaling $584,797 at December 31, 1996) were repaid through the issuance of new industrial revenue bonds totaling $2,850,000. The new industrial revenue bonds are due in annual principal payments of $140,000, plus interest at a variable rate (4.5% at June 30, 1997) starting March 1, 1998 through March 1, 2007, increasing to annual principal payments, plus interest at a variable rate, of $145,000 due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due March 1, 2017. At June 30, 1997, the remaining net proceeds of $650,000 (net of debt offering costs) were held in escrow for the Company pending the purchase of certain fixed assets by the Company.

9.          COMMITMENTS AND CONTINGENCIES

            From time to time, the Company is involved in certain legal proceedings arising in the normal course of business. Management believes that the outcome of these matters will not have a material adverse effect on the Company.

10.         SUBSEQUENT EVENT

            On July 31, 1997, the Company completed the acquisition of EF Johnson in exchange for cash consideration of $436,000 and the issuance of 832,465 shares of the Company's Common Stock, with an approximate market value of $10,000,000. Transaction costs and restructuring costs for changes to EF Johnson's operations are expected to approximate $5,000,000.

            EF Johnson develops and manufactures wireless communications products and systems primarily for the land mobile radio market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following tables set forth certain Consolidated Statements of Income information as a percentage of revenues during the periods indicated:

                                                                         THREE MONTHS ENDED JUNE 30,
                                                           ---------------------------------------------------------
                                                                    1997                            1996
                                                           ----------------------          -------------------------
Revenues...............................................    $ 5,549,590      100.0%         $3,147,614          100.0%
Costs of sales.........................................      2,232,762       40.2%            938,609           29.8%
                                                           -----------      -----          ----------          -----
Gross profit...........................................      3,316,828       59.8%          2,209,005           70.2%
Operating expenses:
            Research and development...................        682,570       12.3%            648,562           20.6%
            Sales and marketing........................        879,095       15.8%            404,372           12.8%
            General and administrative.................        559,154       10.1%            344,812           11.0%
            Amortization of intangible assets..........              0        0.0%            269,895            8.6%
                                                           -----------      -----          ----------          ------
                        Total operating expenses.......      2,120,819       38.2%          1,667,641           53.0%
                                                           -----------      -----          ----------          ------
Income from operations.................................      1,196,009       21.6%            541,364           17.2%
Interest income (expense)..............................        159,482        2.9%            (31,883)          (1.0)%
                                                           -----------      -----          ----------          ------
Net income before income taxes.........................      1,355,491       24.4%            509,481           16.2%
Provision for income taxes.............................        379,742        6.8%                  0            0.0%
                                                           -----------      -----          ----------          ------
Net income.............................................    $   975,749       17.6%         $  509,481           16.2%
                                                           ===========      =====          ==========          ======
Income before pro forma income taxes...................    $ 1,355,491       24.4%         $  509,481           16.2%
Pro forma provision for income taxes...................        379,742        6.8%             96,715            3.1%
                                                           -----------      -----          ----------          ------
Pro forma net income...................................    $   975,749       17.6%         $  412,766           13.1%
                                                           ===========      =====          ==========          ======


                                                                        SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------------------------------------
                                                                    1997                              1996
                                                           ----------------------          --------------------------
Revenues...............................................    $10,277,993      100.0%        $ 5,727,829          100.0%
Costs of sales.........................................      3,864,889       37.6%          1,849,747           32.3%
                                                           -----------      -----         -----------          ------
Gross profit...........................................      6,413,104       62.4%          3,878,082           67.7%
Operating expenses:
            Research and development...................      1,315,789       12.8%          1,084,618           18.9%
            Sales and marketing........................      1,965,212       19.1%            835,122           14.6%
            General and administrative.................      1,037,460       10.1%            694,311           12.1%
            Amortization of intangible assets..........              0        0.0%            546,340            9.5%
                                                           -----------      -----         -----------          ------
                        Total operating expenses.......      4,318,461       42.0%          3,160,391           55.2%
                                                           -----------      -----         ----------           ------
Income from operations.................................      2,094,643       20.4%            717,691           12.5%
Net interest income (expense)..........................        235,870        2.3%            (50,495)          (0.9)%
                                                           -----------      -----         ----------           ------
Income before income taxes.............................      2,330,513       22.7%            667,196           11.6%
Provision for income taxes.............................        672,249        6.5%                  0            0.0%
                                                           -----------      -----         -----------          ------
Net income.............................................    $ 1,658,264       16.1%        $   667,196           11.6%
                                                           ===========      =====         ===========          ======
Income before pro forma income taxes...................    $ 2,330,513       22.7%        $   667,196           11.6%
Pro forma provision for income taxes...................        672,249        6.5%            134,645            2.4%
                                                           -----------      -----         -----------         -------
Pro forma net income...................................    $ 1,658,264       16.1%        $   532,551            9.3%
                                                           ===========      =====         ===========         =======

            Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, forecasts and projections regarding the anticipated benefits of the restructuring and the future performance of the Company and its EF Johnson subsidiary, expectations of the business environment in which the Company operates, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements and from historical results. Some of the risks and uncertainties that might cause such a difference include: the timing of the full implementation of the Company's restructuring program for EF Johnson, the effects of the restructuring program on the customers, vendors and employees of the Company and EF Johnson, business conditions generally, the state of the overall economy, development of the markets for the Company's products, including the domestic digital land mobile radio market, availability of third-party compatible products, other competitive factors, and the risks and uncertainties discussed in the Company's reports filed with the Securities and Exchange Commission, including under the caption "Risk Factors" in the Company's Prospectus dated January 22, 1997 and under the caption "Item 1. Business -- Summary of Business Considerations and Certain Factors that may Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

            The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Revenues

            The Company recognizes revenues upon shipment of products to its customers. Revenues increased 76.3% to $5.6 million during the second quarter of 1997 and 79.4% to $10.3 million during the first six months of 1997, compared to $3.1 million and $5.7 million, respectively, during the same periods in 1996. These increases were attributable primarily to additional revenues associated with several large new sales contracts in 1997 in both the Company's core security and LMR product lines. Sales of the Company's products grew in the second quarter of 1997 in all of its major product categories, including core security products for the land mobile radio ("LMR") and cellular telephone markets (particularly in international markets) as well as the Company's digital LMR products and Phantom LMRs.

            In August 1995, the Company entered into a three-year supply agreement with Motorola to provide socket scrambler modules at fixed prices for domestic markets. Such agreement provided for minimum purchases by Motorola of $3.7 million of socket scrambler modules during the 18-month period beginning on April 1, 1996 (of which $2.1 million had been purchased as of December 31, 1996). In the first quarter of 1997, this agreement was amended such that Motorola agreed to complete its minimum purchase commitment by purchasing $1.0 million of socket scrambler modules which are exportable into certain international markets, which obligation was satisfied by Motorola in the first quarter of 1997. The Company believes that the opportunity to sell exportable products into foreign markets through Motorola under the terms of the supply agreement will, in the future, allow the Company to expand the markets in which it serves in Latin America and Asia. Sales during the second quarter of 1997 under this agreement were approximately $150,000.

            International sales as a percentage of revenues for the three and six months ended June 30, 1997 were 65.2% and 67.3% respectively, compared to 51.1% and 44.8% for the same periods in 1996. Sales of items for export to several large customers accounted for the majority of the Company's exports in the second quarter of 1997. The Company anticipates that international sales will continue to represent a significant portion of revenues in the future, although domestic sales may increase as a percentage of revenues in the future due to the Company's increased marketing emphasis on domestic sales, including the expanded marketing domestically of the Company's digital radio products. In addition, domestic sales as a percentage of revenues may also increase in the future as a result of the acquisition by the Company of the EF Johnson subsidiary in July 1997, due to EF Johnson's historically greater emphasis on domestic sales.

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

Gross Profit

            Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profits increased to $3.3 million (59.8% gross margin) for the second quarter of 1997 and $6.4 million (62.4% gross margin) for the first six months of 1997, compared to $2.2 million (70.2% gross margin) and $3.9 million (67.7% gross margin), respectively, for the same periods in 1996. Shipments of the Company's stand-alone LMR and cellular telephone products, which generally have lower gross margins than add-on modules and other products, continued strong during the first six months of 1997 and increased relative to total sales. To the extent that sales of stand-alone products increase in the future relative to add-on products, gross margins are likely to decline.

Research and Development

            Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. Research and development expenses increased to $683,000 for the second quarter of 1997 from $649,000 for the second quarter of 1996 due to the addition of new members of the engineering staff. However, research and development expenses as a percentage of sales decreased to 12.3% for the second quarter of 1997, compared to 20.6% for the second quarter of 1996, due to greater sales in the 1997 period. The Company continues to develop APCO 25 digital LMR's and telephony products and data security products. The Company anticipates that it will continue to devote increased overall resources to research and development during 1997 relative to 1996.

Sales and Marketing

            Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, bad debt provisions and trade show participation. Sales and marketing expenses increased to $879,000 (15.8% of sales) for the second quarter of 1997 and $2.0 million (19.1% of sales) for the first six months of 1997, compared to $404,000 (12.8% of sales) and $835,000 (14.6% of sales) for the same periods in 1996. The increases in 1997 were due primarily to the addition of direct sales personnel and associated expenses, advertising and tradeshows, and an additional bad debt provision for accounts receivable reserves of $130,000 for the second quarter of 1997 and $570,000 for the first six months of 1997. The additional bad debt provision was related to an overall increase in the Company's accounts receivables to $8.7 million at June 30, 1997 from $4.6 million at December 31, 1996. The Company expects to continue its increased commitment to sales and marketing during 1997 through the addition of direct sales and marketing personnel, primarily to support the introduction of new products, including digital LMRs.

General and Administrative

            General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions. General and administrative expenses increased to $559,000 and $1.0 million for the second quarter and first six months of 1997, compared to $345,000 and $694,000 for the same periods in 1996. These increases were attributable primarily to the addition of several administrative employees and costs associated with becoming, and maintaining its status as, a publicly-held company in 1997. The Company expects to continue to incur additional general and administrative expenses in 1997 due to its publicly-held status and upgrades to its management information systems. General and administrative expenses as a percentage of revenues declined to 10.1% for the second quarter of 1997 and for the first six months of 1997, compared to 11.0% and 12.1% for the same periods in 1996, due primarily to increased revenues in 1997.

Amortization of Intangible Assets

            Intangible assets consisted primarily of the costs associated with the acquisition of the Company's business in December 1991. The Company amortized these intangible assets on a straight-line basis over a 60-month period, which resulted in an amortization expense of $546,000 for the first six months of 1996. These intangible assets were fully amortized as of November 30, 1996, and thus no such amortization expense was incurred in 1997.

            In connection with the Company's purchase of all of the outstanding shares of capital stock of EF Johnson effective July 31, 1997, the Company believes that a substantial amount of goodwill related to such purchase will be created as an intangible asset in the third quarter of 1997 and that such asset will be amortized by the Company beginning in August 1997. The amount of such intangible asset has not yet been determined as of the date of this filing. See "Subsequent Event" below.

Net Interest Income or Expense

            Net interest income consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's term and installment loans and bank lines of credit. Net interest income was $159,000 for the second quarter of 1997 and $236,000 for the first six months of 1997, compared to a $32,000 interest expense for the second quarter of 1996 and a $50,000 interest expense for the first six months of 1996. The increase in net interest income in the 1997 periods is attributable to the repayment of certain debt during 1997 and an increase in interest income due to investment of a portion of the net proceeds from the Company's initial public offering in interest-bearing instruments.

Provision for Income Taxes

            Prior to June 1996, the Company was organized as a partnership, and therefore was not subject to income taxation except to the extent that its earnings were attributed to its partners. The Company converted from a partnership to a "C" corporation effective June 30, 1996. Pro forma net income and pro forma net income per share calculations reflect a pro forma provision for income taxes as if the Company had been taxed as a "C" corporation in the second quarter of 1996 and the first six months of 1996.

            The Company has benefited and continues to benefit from state tax credits arising from a 1993 agreement with the State of Nebraska, which results in annual state income tax credits through 1999. In addition, the Company utilizes its foreign sales corporation subsidiary located in Guam to exempt from income taxation a portion of the Company's foreign sales income.

Liquidity And Capital Resources

            The Company has financed its operations and met its capital requirements primarily through cash flow generated from operations, short-term borrowings, long-term debt and an initial public offering completed on January 22, 1997. The Company's operating activities used cash of $750,000 and $2.3 million in the second quarter and first six months of 1997, respectively, and generated cash of $294,000 and $1.3 million in the same periods of 1996. Cash used in operating activities in the second quarter and first six months of 1997 consisted primarily of an increase in accounts receivable and inventory accounts, offset in part by net income plus depreciation and an increase in accrued expenses. Cash provided by operating activities consisted primarily of net income plus depreciation and amortization and an decrease in accounts receivable, offset in part by a decrease in accrued expenses.

            The deferred tax assets totaling $2.0 million (which resulted primarily from the stock option related special compensation expense of $5.4 million incurred in September 1996) were 6.4% and 7.7% of total assets and stockholders' equity, respectively, at June 30, 1997. Based upon the current level of taxable income, management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded.

            Cash used for investing activities, attributable primarily to capital expenditures in the first six months of 1997 and capital expenditures and payments for non-compete agreements for the first six months of 1996, totaled $1.6 million and $761,000, respectively, during such periods. Capital expenditures consisted primarily of computer and networking equipment, office furniture and manufacturing equipment for both six month periods and expenses related to the Phase 2 expansion of the Company's Lincoln facility during the second quarter of 1997. In May 1997, the Company completed construction, begun in August 1996, of the 21,000 square foot expansion of its existing Lincoln facility, primarily to accommodate additional manufacturing capacity. As of June 30, 1997, the Company had no additional firm commitments for capital expenditures, although the Company expects to commence construction related to the Phase 3 expansion of its facilities in the second half of 1997.

            Financing activities, which have consisted primarily of borrowings under and payments on an industrial development revenue bond issue ("IDR"), term and installment notes payable, a construction loan and bank lines of credit and proceeds received from the Company's initial public offering completed on January 22, 1997 totaled $16.6 million and $388,000 during the first six months of 1997 and 1996, respectively.

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

            At June 30, 1997 the Company had outstanding $152,000 on its working capital line of credit, which bore an interest rate of 8.5% at such date, payable monthly. The line of credit renews annually and the outstanding balance is payable on May 31 of each year.

            The Company had outstanding on its IDR at December 31, 1996 a principal amount of $850,000, which bore a fixed interest rate of 6.25%, was non-amortizing and was scheduled to mature in January 2004. On March 25, 1997, the $850,000 IDR and the Company's construction note payable of $870,000 were repaid through the issuance of a new IDR totaling $2,850,000. The new IDR is due in annual principal payments of $140,000 plus interest at a variable rate (4.5% at June 30, 1997) from March 1, 1998 through March 1, 2007, increasing to annual principal payments plus interest at a variable rate of $145,000 from March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. At June 30, 1997, the remaining net proceeds of $650,000 (net of debt offering costs and the aforementioned repayments) were held in escrow for the Company pending the completion of the Company's construction project and related purchases of certain fixed assets.

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

            In connection with the Company's acquisition of EF Johnson effective July 31, 1997, on June 12, 1997 the Company delivered an irrevocable letter of credit with a face amount of $1.6 million to provide additional collateral under a surety bond issued by one of EF Johnson's bonding companies, and on July 22, 1997, the Company delivered an irrevocable standby letter of credit with a face amount of $436,000 to one of EF Johnson's lenders to provide additional collateral under certain indebtedness incurred by EF Johnson. Both letters of credit are for a term of one year but are automatically extended annually by the issuing bank unless otherwise notified by the Company. See "Subsequent Event" below.

Subsequent Event

            On July 31, 1997, the Company consummated the acquisition of all of the outstanding shares of capital stock and certain indebtedness of EF Johnson. In exchange, the Company paid cash consideration of $436,000 and issued 832,465 shares of the Company's Common Stock, with an approximate market value of $10 million. The Company also granted certain piggyback and demand registration rights to the recipients of its newly issued shares, pursuant to a Registration Rights Agreement.

            EF Johnson develops and manufactures wireless communications products and systems primarily for the land mobile radio market. EF Johnson had net sales of $79.0 million for the fiscal year ended December 31, 1996 and $28.2 million for the six months ended June 30, 1997. EF Johnson incurred a net loss of $26.5 million in 1996 (including a $13.5 million nonrecurring charge) and a net loss of $5.4 million for the six months ended June 30, 1997.

            As a result of the acquisition of EF Johnson, the Company will, on a consolidated basis, experience material increases in all major balance sheet items and in revenues and expenses. The Company intends to continue operating the business of EF Johnson and has announced a restructuring program for EF Johnson, including a 25% reduction in EF Johnson's workforce, the phase-out of low margin products and services, the consolidation of EF Johnson's corporate headquarters with that of the Company, the elimination of duplicative sales, marketing and personnel expenses with the Company and the implementation of stringent cash management policies and expense controls. However, the Company cannot predict the impact on its future consolidated results of operations due to the acquisition of EF Johnson, nor can it predict the results of the restructuring of EF Johnson or whether any of the anticipated benefits of the acquisition will be realized. Such matters will depend, in part, upon the timing of the full implementation of the restructuring of EF Johnson, the effects of the restructuring program on the customers, vendors and employees of the Company and EF Johnson, and the market for the products and services of the Company and EF Johnson.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders.

            (a) On May 6, 1997, the Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held in Lincoln, Nebraska.

            (b) The formal matters voted upon at the Annual Meeting were (i) the election of two directors to serve until the election of directors in 2000 and until their respective successors are elected and have qualified, and (ii) the ratification of Coopers & Lybrand L.L.P. as independent public accountants for the Company for its fiscal year ended December 31, 1997.

            There were 9,065,536 shares of common stock entitled to vote at the meeting and a total of 7,567,090 shares or 83.5% were represented in person or by proxy at the Annual Meeting. All proposals were adopted by the stockholders. The voting was as follows:

ELECTION OF DIRECTORS

                                    For                Withhold Authority
                                 ---------            ------------------
            Thomas R. Larsen     7,516,890                   5,200
            Winston J. Wade      7,562,690                   4,400

RATIFICATION OF APPOINTMENT OF COOPERS AND LYBRAND L.L.P.

                           For          Against     Abstain     Broker non-vote
                        ---------       -------     -------     ---------------
                        7,563,010        1,000       3,080             0

Item 6.  Exhibits and Reports on 8-K.

            (a)         Exhibits

            The following exhibits are being filed herewith:

            Exhibit
               No.                     Description
            -------                    -----------
            11                      Computation of net income per share.
            27                      Financial Data Schedule

            (b)         Reports on Form 8-K

            The Company filed a report on Form 8-K on June 12, 1997 under Item
5. "Other Events" to report the execution of a letter of intent with EF Johnson and other parties relating to the Company's acquisition of substantially all of the assets and assumption of certain liabilities of EF Johnson.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TRANSCRYPT INTERNATIONAL, INC.


Date:  August 13, 1997             By:  /s/ JOHN T. CONNOR
                                      ------------------------------------------
                                          John T. Connor
                                          Chairman of the Board of Directors