Form 10-Q
period 1997-09-30
TRANSCRYPT INTERNATIONAL INC
filed 1997-10-31
CIK 1023516

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                   ----------

                                    Form 10-Q

                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-21681

                         TRANSCRYPT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   47-0801192
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                              4800 N.W. 1st STREET
                             LINCOLN, NEBRASKA 68521
                                 (402) 474-4800
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X       NO
                                               ------       ------

        As of October 30, 1997, 12,928,339 shares of the Registrant's common stock were outstanding.



                                                     Exhibit Index is on Page 14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                          SEPTEMBER 30,         DECEMBER 31,
                                                              1997                  1997
                                                          -------------         -------------
ASSETS                                                     (unaudited)
Current assets:
Cash and cash equivalents                                  $  4,746,683          $         0
Accounts receivable, net                                     21,387,915            4,215,403
Unbilled revenue                                              2,083,565                    0
Inventory, net                                               13,574,861            2,261,381
Prepaid expenses and other current assets                     1,364,135               71,196
Deferred tax assets                                           4,595,954              196,234
                                                            -----------          -----------
   Total current assets                                      47,753,113            6,744,214
                                                            -----------          -----------
Property, plant and equipment, at cost                       13,652,914            6,672,832
Less: accumulated depreciation                               (2,418,469)          (1,765,394)
                                                            -----------          -----------
    Net property, plant and equipment                        11,234,445            4,907,438
                                                            -----------          -----------
Deferred tax assets                                           6,374,942            1,723,190
Intangible assets, net                                        7,469,239               38,137
Deferred public offering costs                                  146,651              568,049
Other assets                                                    555,847                    0
                                                            -----------          -----------
                                                            $73,534,237          $13,981,028
                                                            ===========          ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft                                              $         0          $   385,694
Revolving line of credit and bank notes payable              10,176,403            1,022,000
Current portion of capitalized lease obligations                 34,694               13,803
Current portion of long-term debt                             3.023,784              581,959
Accounts payable                                             12,601,098            1,174,364
Accrued expenses                                              9,308,404            1,098,300
Advanced billings                                             3,203,837                    0
Technology and license purchase payable                       1,342,500                    0
                                                            -----------          -----------
    Total current liabilities                                39,690,720            4,276,120
                                                            -----------          -----------
Capitalized lease obligations, net of current portion            30,168                1,296
Long-term debt, net of current portion                        4,457,014            1,838,646
Deferred warranty revenue                                     1,179,113                    0
Revolving line of credit                                              0              792,070
                                                            -----------          -----------
                                                             45,357,015            6,908,132
                                                            -----------          ------------
Stockholders' equity:
Common stock                                                    101,156               67,831
Additional paid-in capital                                   37,359,859            9,683,381
Retained deficit                                             (9,283,793)          (2,678,316)
                                                            -----------          -----------
                                                             28,177,222            7,072,896
                                                            -----------          -----------
                                                            $73,534,237          $13,981,028
                                                            ===========          ===========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (unaudited)

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30               SEPTEMBER 30
                                               ----------------------------  -------------------------
                                                   1997           1996           1997          1996
                                               -----------    -----------    -----------   -----------
Revenues                                       $17,555,049     $3,547,339    $27,833,042   $ 9,275,168
Cost of sales                                    9,622,625      1,036,041     13,487,514     2,885,788
                                               -----------    -----------    -----------   -----------
Gross profit                                     7,932,424      2,511,298     14,345,528     6,389,380
Operating expenses:
  Research and development                       1,298,286        601,679      2,614,075     1,686,297
  Write-off of research and development          9,827,696              0      9,827,696             0
  Sales and marketing                            2,720,647        670,817      4,685,859     1,505,939
  General and administrative                     1,120,758        357,163      2,158,268     1,051,474
  Special compensation expense                           0      5,568,250              0     5,568,250
  Amortization of intangible assets                108,000        272,947        108,000       819,287
                                               -----------    -----------    -----------   -----------
        Total operating expenses                15,075,387      7,470,856     19,393,898    10,631,247
Loss from operations                            (7,142,963)    (4,959,558)    (5,048,370)   (4,241,867)
Net interest income (expense)                     (227,699)       (29,100)         8,221       (79,595)
                                                ----------    -----------    -----------   -----------
Loss before income taxes                        (7,370,662)    (4,988,658)    (5,040,149)   (4,321,462)
Provision (benefit) for income taxes               892,981     (1,758,539)     1,565,230    (1,758,539)
                                               -----------    -----------    -----------   -----------
        Net loss                               $(8,263,643)   $(3,230,119)   $(6,605,379)  $(2,562,923)
                                               ===========    ===========    ===========   ===========
Pro forma information:
Loss before pro forma income taxes             $(7,370,662)   $(4,988,658)   $(5,040,149)  $(4,321,462)
Pro forma provision (benefit) for income taxes     892,981     (1,758,539)     1,565,230    (1,623,260)
                                               -----------    -----------    -----------   -----------
Pro forma net loss                             $(8,263,643)   $(3,230,119)   $(6,605,379)  $(2,698,202)
                                               ===========    ===========    ===========   ===========
Pro forma net loss per share                   $     (0.84)   $     (0.46)   $     (0.71)  $     (0.38)
                                               ===========    ===========    ===========   ===========
Shares used to compute net loss per share        9,844,087      6,968,712      9,294,108     7,012,751
                                               ===========    ===========    ===========   ===========



















               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30
                                                                          -----------------------------
                                                                             1997              1996
                                                                          -----------       -----------
Net cash flows provided by (used in) operating activities                 $(9,199,352)      $ 1,369,179
                                                                          -----------       -----------
Cash flows from investing activities:
  Purchase of fixed assets                                                 (1,848,850)       (1,039,786)
  Proceeds from sale of fixed assets                                            2,323            26,725
  Purchase of intangible assets                                              (114,780)          (31,371)
  Purchase of EF Johnson, net of cash acquired                               (290,668)                0
  Payments under noncompete agreement                                               0          (340,000)
                                                                          -----------       -----------
    Net cash flows used in investing activities                            (2,251,975)       (1,384,432)
                                                                          -----------       -----------
Cash flows from financing activities:
  Issuance of industrial development revenue bonds                          2,850,000                 0
  Payment of industrial development revenue bonds                            (850,000)                0
  Debt issuance costs of industrial development revenue bonds                 (75,493)                0
  Payments on term loans, lines of credit, and capitalized leases          (3,343,168)         (249,292)
  Payments on long-term debt                                                 (275,487)                0
  Bank overdraft                                                             (385,694)          153,834
  Partnership distributions paid                                                    0          (181,001)
  Proceeds from IPO, net                                                   18,277,852                 0
                                                                          -----------       -----------
    Net cash flows provided by (used in) financing activities              16,198,010          (276,459)
                                                                          -----------       -----------
Net increase in cash equivalents                                            4,746,683          (291,712)
Cash and cash equivalents, beginning of period                                      0           291,712
                                                                          -----------       -----------
Cash and cash equivalents, end of period                                  $ 4,746,683       $         0
                                                                          ===========       ===========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

        The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1996, has been taken from audited financial statements at that date and condensed. The condensed consolidated financial statements as of September 30, 1997, and for the nine months then ended are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the year ended December 31, 1996, of the Company. The results of operations and cash flows for the nine months ended September 30, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

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

        The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. On July 31, 1997, the Company completed the acquisition of E.F. Johnson Company (see Note 10). All significant intercompany accounts and transactions have been eliminated in the consolidation.

3.      PRO FORMA PROVISION FOR INCOME TAXES

        The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a "C" corporation under the Internal Revenue Code for the nine months ended September 30, 1996.

4.      NET LOSS PER SHARE

        Net loss per share attributable to common stockholders has been computed using the weighted average number of common stock shares outstanding for the period ended September 30, 1997. Common stock equivalents were not included as their effect would be anti-dilutive.

        Pro forma net loss per share is computed on the basis of the weighted average number of partnership interest units outstanding converted into common shares on a one-to-one ratio for the period ended September 30, 1996. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase common stock granted with exercise prices preceding the date of the initial public offering price per share during the 12 months included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented.

5.      INITIAL PUBLIC OFFERING

        On January 22, 1997, the Company completed an initial public offering of 2,900,000 shares of common stock at a price of $8.00 per share. Of the 2,900,000 shares offered, 2,500,000 shares were sold by the Company and 400,000 were sold by certain of the Company's stockholders.

        A portion of the Company's net proceeds from the offering was used to retire certain term and installment notes payable and the revolving lines of credit, as described in Notes 7 and 8. The remaining net proceeds were used for general working capital purposes, to support the Company's growth and business strategy, and for the subsequent acquisition of E.F. Johnson Company.

6.      INVENTORY

        The following is a summary of inventory at September 30, 1997, and December 31, 1996:


                                   September 30, 1997   December 31, 1996
                                   ------------------   -----------------
Raw materials and supplies, net       $ 6,561,382          $1,316,932

Work in progress                        1,477,911             715,032

Finished goods                          5,535,568             229,417
                                      -----------          ----------
                                      $13,574,861          $2,261,381
                                      ===========          ==========

7.      REVOLVING LINES OF CREDIT AND BANK NOTES PAYABLE

        Prior to July 31, 1997, and the acquisition of E.F. Johnson Company, the Company had a working capital revolving line of credit not to exceed $3,000,000, calculated using a specified borrowing base of eligible inventory and accounts receivable. In addition, the Company had a second revolving capital line of credit not to exceed $1,000,000, calculated using a specified borrowing base of eligible fixed assets. At December 31, 1996, the Company had $1,022,000 outstanding on the working capital line of credit and $792,070 on the capital equipment line of credit. On January 27, 1997, these revolving lines of credit were repaid in full using a portion of the net proceeds from the initial public offering.

        Concurrent with the acquisition of E.F. Johnson, the Company assumed responsibilities for E.F. Johnson's revolving credit facility. This includes a working capital revolving line of credit not to exceed $35,000,000, with maximum borrowings calculated periodically against contractual percentages of accounts receivable and inventory. This also includes a term loan, which is secured by machinery and equipment. On October 23, 1997, this bank debt was repaid in full using a portion of the net proceeds from the Company's secondary offering as described in Note 12.

        On September 30, 1997, the Company had $8,526,403 outstanding in aggregate on all lines of credit. The Company has established an irrevocable standby letter of credit in the amount of $436,000, payable to the creditors of E.F. Johnson and expiring July 22, 1998, and an irrevocable standby letter of credit in the amount of $1,564,000 for performance bonds under contracts entered into by E.F. Johnson expiring June 12, 1998. Both of such standby letters of credit are automatically extended annually unless notified. In conjunction with the repayment of the E.F. Johnson bank debt, the irrevocable standby letter of credit in the amount of $436,000 was retired.

        On September 23, 1997, the Company borrowed $1,650,000 in the form of a ninety-day term note from its primary lender.

8.      LONG-TERM DEBT

        On January 27, 1997, the two term notes payable (totaling $626,791 at December 31, 1996) and an installment note payable (totaling $359,017 at December 31, 1996) were repaid in full using a portion of the net proceeds from the initial public offering.

        On March 25, 1997, the industrial revenue bonds payable (totaling $850,000 at December 31, 1996) and the construction note payable (totaling $584,797 at December 31, 1996) were repaid through the issuance of new industrial revenue bonds totaling $2,850,000. The new industrial revenue bonds are due in annual principal payments of $140,000, plus interest at a variable rate, due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due March 1, 2017. At September 30, 1997, the remaining net proceeds of $487,767 (net of debt offering costs) were held in escrow for the Company pending the purchase of certain fixed assets by the Company.

        Concurrent with the acquisition of E.F. Johnson, the Company assumed responsibility for E.F. Johnson's capital lease obligation on Waseca, Minnesota manufacturing facility. This capital lease requires the Company to make monthly principal and interest payments of $52,000 through July 31, 2002. As of September 30, 1997, the unpaid principal amount was $1,847,473. In assuming this obligation, the Company also obtained an option to purchase the manufacturing facility for $2,400,000.

9.      COMMITMENTS AND CONTINGENCIES

        From time to time, the Company is involved in certain legal proceedings arising in the normal course of business. Management believes that the outcome of these matters will not have a materially adverse effect on the Company.

10.     ACQUISITION

        On July 31, 1997, the Company completed the acquisition of E.F. Johnson Company in exchange for cash consideration of $436,000 and the issuance of 832,465 shares of the Company's common stock with an approximate value of $10,000,000. The consolidated financial statements of Transcrypt reflect the operations of E.F. Johnson beginning on such date. The acquisition is accounted for under the purchase method of accounting. The allocation of the purchase price resulted in an increase in intangible assets of approximately $7.1 million, which is being amortized over a 5 to 15-year period. As a result of the acquisition, the Company incurred a $9.8 million charge for the write-off of in-process research and development.

11.     RESTRUCTURING RESERVE

        A portion of the purchase price allocation of E.F. Johnson was used to establish a $4.045 million restructuring reserve to cover the attendant expenses of the acquisition relating to severance, relocation, and other restructuring plans. As of September 30, 1997, approximately $2.7 million of this restructuring reserve had been expended.

12.     SUBSEQUENT EVENT

        On October 20, 1997, the Company completed a secondary offering of 5,175,000 shares of common stock at a price of $21.00 per share. Of the 5,175,000 shares offered, 2,684,481 shares were sold by the Company and 2,490,519 were sold by certain of the Company's stockholders. The Company's net proceeds from the offering, after underwriting commissions and expenses, were approximately $52,648,000.

        A portion of the Company's net proceeds from the offering was used to retire revolving lines of credit as described in Note 7. The remaining net proceeds are being used for working capital, to purchase the Waseca, Minnesota manufacturing facility described in Note 8, facilities improvement potential acquisitions, and general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following tables set forth certain Consolidated Statements of Income information and such information as a percentage of revenues during the periods indicated:


                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------
                                                       1997                           1996
                                           ----------------------------    ----------------------------

Revenues                                   $ 17,555,049          100.0%    $  3,547,339          100.0%
Cost of sales                                 9,622,625           54.8%       1,036,041           29.2%
                                           ------------     ----------     ------------     ----------
Gross Profit                                  7,932,424           45.2%       2,511,298           70.8%
Operating expenses:
   Research and development                   1,298,286            7.4%         601,679           17.0%
   Write-off of research and development      9,827,696           56.0%               0            0.0%
   Sales and marketing                        2,720,647           15.5%         670,817           18.9%
   General and administrative                 1,120,758            6.4%         357,163           10.1%
   Amortization of intangible assets            108,000            0.6%         272,947            7.7%
   Special compensation expense                       0            0.0%       5,568,250          157.0%
                                           ------------     ----------     ------------     ----------
      Total operating expenses               15,075,387           85.9%       7,470,856          210.6%
                                           ------------     ----------     ------------     ----------
   Loss from operations                      (7,142,963)         (40.7)%     (4,959,558)        (139.8)%
   Net interest expense                        (227,699)          (1.3)%        (29,100)          (0.8)%
                                           ------------     ----------     ------------     ----------
   Loss before income taxes                  (7,370,662)         (42.0)%     (4,988,658)        (140.6)%
   Provision (benefit) for income taxes         892,981            5.1%      (1,758,539)         (49.6)%
                                           ------------     ----------     ------------     ----------
   Net loss                                $ (8,263,643)         (47.1)%   $ (3,230,119)         (91.1)%
                                           ============     ==========     ============     ==========


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------
                                                       1997                          1996
                                           ---------------------------    -----------------------------
Revenues                                     $27,833,042        100.0%    $  9,275,168          100.0%
Cost of sales                                 13,487,514         48.5%       2,885,788           31.1%
                                             -----------      -------     ------------        -------
Gross profit                                  14,345,528         51.5%       6,389,380           68.9%
Operating expenses:
   Research and development                    2,614,075          9.4%       1,686,297           18.2%
   Write-off of research and development       9,827,696         35.3%               0            0.0%
   Sales and marketing                         4,685,859         16.8%       1,505,939           16.2%
   General and administrative                  2,158,268          7.8%       1,051,474           11.3%
   Amortization of intangible assets             108,000          0.4%         819,287            8.8%
   Special compensation expense                        0          0.0%       5,568,250           60.0%
                                             -----------      -------     ------------        -------
      Total operating expenses                19,393,898         69.7%      10,631,247          114.6%
                                             -----------      -------     ------------        -------
   Loss from operations                       (5,048,370)       (18.1)%     (4,241,867)        (45.7)%
   Interest income (expense)                       8,221          0.0%         (79,595)         (0.9)%
                                             -----------      -------     ------------        -------
   Loss before income taxes                   (5,040,149)       (18.1)%     (4,321,462)        (46.6)%
   Provision (benefit) for income taxes        1,565,230          5.6%      (1,758,539)        (19.0)%
                                             -----------      -------     ------------        -------
   Net loss                                  $(6,605,379)       (23.7)%   $ (2,562,923)        (27.6)%
                                             ===========      =======     ============        =======
   Loss before pro forma income taxes         (5,040,149)       (18.1)%     (4,321,462)        (46.6)%
   Pro forma provision (benefit) for
    income taxes                               1,565,230          5.6%      (1,623,260)        (17.5)%
                                             -----------      -------     ------------        -------
   Pro forma net loss                        $(6,605,379)       (23.7)%   $ (2,698,202)        (29.1)%
                                             ===========      =======     ============        =======

        Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, forecasts and projections regarding the anticipated benefits of the Company's acquisition and restructuring of E.F. Johnson Company and the future performance of the Company and its E.F. Johnson subsidiary, expectations of the business environment in which the Company operates, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements and from historical results. Some of the risks and uncertainties that might cause such a difference include: the timing of the full implementation of the Company's restructuring program for E.F. Johnson, the effects of the restructuring program on the customers, vendors, and employees of the Company and E.F. Johnson, business conditions generally, the state of the overall economy, development of the markets for the Company's products, including the domestic digital land mobile radio market, availability of third-party compatible products, other competitive factors, and the risks and uncertainties discussed in the Company's filings and reports filed with the Securities and Exchange Commission, including those discussed under the caption "Risk Factors" in the Company's Prospectus dated October 15, 1997, and under the caption "Item 1. Business -- Summary of Business Considerations and Certain Factors that may Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Revenues

        Sales are recorded as products are shipped and services are rendered with the exception of system sales, which are generally recognized based upon performance criteria and customer acceptance. For system sales with extended delivery dates, sales and cost of sales are recognized under the percentage-of-completion method as costs are incurred. Profits expected to be realized on contracts are based on total sales value and the Company's estimates of costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Revenues increased 394.9% to $17.6 million during the third quarter of 1997 and 106.4% to $27.8 million during the first nine months of 1997, compared to $3.5 million and $9.3 million, respectively, during the same periods in 1996. These increases were attributable primarily to the addition of revenues of E.F. Johnson Company for August and September 1997, as well as increased sales of the Company's core security products. The Company acquired E.F. Johnson effective July 31, 1997.

        International sales as a percentage of revenues for the three and nine months ended September 30, 1997, were 33.3% and 50.6%respectively, compared to 77.6% and 57.3% for the same periods in 1996. The Company anticipates that international sales will continue to represent a significant portion of revenues in the future, although domestic sales may increase as a percentage of revenues in the future due to the Company's increased marketing emphasis on domestic sales, including the expanded marketing domestically of the Company's digital radio products. In addition, domestic sales as a percentage of revenues increased in the third quarter of 1997 and will likely remain higher than historical levels in the future as a result of the acquisition by the Company of the E.F. Johnson subsidiary in July 1997, due to E.F. Johnson's historically greater emphasis on domestic sales.

        The Company historically has experienced, and in the future expects to continue to experience, substantial variability in its revenues and profitability from quarter to quarter. The level of revenues in a particular quarter vary primarily based upon the timing of large purchase orders, due principally to the seasonal nature of governmental budgeting processes and the needs of competing budgetary concerns of its customers during the year. Other factors that affect the level of revenues in a particular quarter include the timing of the introduction of new products, general economic conditions, the timing and mix of product sales, and specific economic conditions in the information security and wireless communications industries. The Company believes that its quarterly results are likely to vary for the foreseeable future.

Gross Profit

        Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company's products, as well as shipping and royalty costs. Gross profit increased to $7.9 million (45.2% gross margin) for the third quarter of 1997 and $14.3 million (51.5% gross margin) for the first nine months of 1997, compared to $2.5 million (70.8% gross margin) and $6.4 million (68.9% gross margin), respectively, for the same periods in 1996. The increase in gross profit is due primarily to the effects of the acquisition of E.F. Johnson. The decrease in gross margins is attributable to the acquisition of E.F. Johnson, as E.F. Johnson's gross margin has historically been in the range of approximately 35% to 40% while Transcrypt's gross margin has historically been in the range of approximately 65% to 70%. To the extent that sales of E.F. Johnson products increase in the future relative to the Company's historical core security products, gross margins are likely to decline.

Research and Development

        Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. Research and development expenses increased to $1.3 million for the third quarter of 1997 and $2.6 million for the first nine months of 1997, compared to $602,000 and $1.7 million, respectively, for the same periods in 1996 due to the addition of new members of the engineering staff and the acquisition of E.F. Johnson. However, research and development expenses as a percentage of sales decreased to 7.4% for the third quarter of 1997, compared to 17.0% for the third quarter of 1996, due to greater sales in the 1997 period. The Company continues to devote resources toward the development of APCO 25 digital land mobile radios ("LMRs") and telephony and data security products. The Company anticipates that it will continue to devote increased overall resources to research and development during 1997 relative to 1996. As a result of the acquisition of E.F. Johnson, the Company incurred a non-recurring $9.8 million charge in the third quarter of 1997 for the write-off of purchased in-process research and development.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, bad debt provisions, and trade show participation. Sales and marketing expenses increased to $2.7 million (15.5% of sales) for the third quarter of 1997 and $4.7 million (16.8% of sales) for the first nine months of 1997, compared to $671,000 (18.9% of sales) and $1.5 million (16.2% of sales) for the same periods in 1996. The increases in 1997 were due primarily to the addition of the sales and marketing staff of E.F. Johnson in the third quarter of 1997, the addition of direct sales personnel and associated expenses, advertising and tradeshows, and an additional bad debt provision for the Company's accounts receivable reserves of $3,003,763 for the first nine months of 1997. The additional bad debt provision was related to an overall increase in the Company's accounts receivable to $24.8 million at September 30, 1997, from $4.6 million at December 31, 1996.

General and Administrative

        General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, and administrative functions. General and administrative expenses increased to $1.1 million and $2.2 million for the third quarter and first nine months of 1997, compared to $357,000 and $1.1 million for the same periods in 1996. These increases were attributable primarily to the acquisition of E.F. Johnson and costs associated with the Company becoming, and maintaining its status as, a publicly held company in 1997. The Company expects to continue to incur additional general and administrative expenses in 1997 due to upgrades to its management information systems. General and administrative expenses as a percentage of revenues decreased to 6.4% for the third quarter of 1997 and 7.8% for the first nine months of 1997, compared to 10.1% and 11.3% for the same periods in 1996.

Amortization of Intangible Assets

        Amortization of intangible assets decreased to $108,000 for both the third quarter and first nine months of 1997, compared to $273,000 and $819,000 for the same periods in 1996. For the first nine months of 1996, intangible assets consisted primarily of the costs associated with the acquisition of the Company's business in December 1991. The Company amortized these intangible assets on a straight-line basis over a 60-month period, which resulted in amortization expense of $819,000 for the first nine months of 1996. These intangible assets were fully amortized as of November 30, 1996, and thus no such amortization expense relating to these intangible assets was incurred in 1997.

        In connection with the Company's purchase of all the outstanding shares of capital stock of E.F. Johnson effective July 31, 1997, the Company recorded $7.1 million of intangible assets related to such purchase. The Company is amortizing these intangibles on a straight-line basis over a 5 to 15-year period. These intangibles resulted in amortization expense of $108,000 (or $54,000 per month), beginning in August 1997, for the third quarter and year-to-date 1997.

Net Interest Income or Expense

        Interest income consists of interest income earned on cash and investable funds, and interest expense relates to amounts payable on the Company's term and installment loans and bank lines of credit. These two items are netted for each period resulting in either net interest income or net interest expense. Net interest expense was $228,000 for the third quarter of 1997 and net interest income was $8,000 for the first nine months of 1997, compared to $29,000 net interest expense for the third quarter of 1996 and net interest expense of $80,000 for the first nine months of 1996. The increase in net interest expense during the third quarter of 1997 is due to the effects of the acquisition of E.F. Johnson. The increase in net interest income for the first nine months of 1997 is attributable to the repayment of certain debt during 1997 and an increase in interest income due to investment of a portion of the net proceeds from the Company's initial public offering in interest bearing instruments.

Provision for Income Taxes

        Prior to June 1996, the Company was organized as a partnership, and therefore was not subject to income taxation except to the extent that its earnings were attributed to its partners. The Company converted from a partnership to a "C" corporation effective June 30, 1996. Pro forma net loss and pro forma net loss per share calculations reflect a pro forma provision for income taxes as if the Company had been taxed as a "C" corporation for the first nine months of 1996.

        The Company has benefited and continues to benefit from state tax credits arising from a 1993 agreement with the State of Nebraska, which results in annual state income tax credits through 1999. In addition, the Company utilizes its foreign sales corporation subsidiary located in Guam to exempt from income taxation a portion of the Company's foreign sales income.

        Third quarter 1997 income tax provision included an additional $120,000 charge for increased tax expense relating to tax losses as a result of the acquisition of E.F. Johnson.

Non-recurring Item

        Third quarter 1997 and nine months ended September 30, 1997, included a one-time $9.8 million charge for the write-off of in-process research and development of E.F. Johnson following the acquisition.

Liquidity and Capital Resources

        The Company has financed its operations and met its capital requirements primarily through cash flow generated from operations, short-term borrowings, long-term debt, and an initial public offering completed on January 22, 1997. The Company's operating activities used cash of $6.9 million and $9.2 million in the third quarter and first nine months of 1997, respectively, and generated cash of $94,000 and $1.4 million in the same periods of 1996. Cash used in operating activities in the third quarter and first nine months of 1997 consisted primarily of an increase in accounts receivable and inventory accounts, offset in part by net income plus depreciation and an increase in accrued expenses. Cash provided by operating activities consisted primarily of net income plus depreciation and amortization and a decrease in accounts receivable, offset in part by a decrease in accrued expenses.

        In connection with its entry into the stand-alone product market, the Company is offering to certain of its customers extended credit terms on these types of products. Such credit terms will likely result in increased cash used in operating activities in the future.

        Cash used for investing activities, attributable primarily to capital expenditures in the first nine months of 1997 and capital expenditures and payments for non-compete agreements for the first nine months of 1996, totaled $2.3 million and $1.4 million, respectively, during such periods. Capital expenditures consisted primarily of computer and networking equipment, office furniture, and manufacturing equipment for both six-month periods and expenses related to the Phase 2 expansion of the Company's Lincoln facility during the third quarter of 1997. In May 1997, the Company completed construction, begun in August 1996, of the 21,000-square foot expansion of its existing Lincoln facility, primarily to accommodate additional manufacturing capacity. As of September 30, 1997, the Company had no additional firm commitments for capital expenditures, although the Company expects to commence construction related to the Phase 3 expansion of its facilities in the fourth quarter of 1997.

        In connection with the Company's purchase of all the outstanding shares of capital stock of E.F. Johnson effective July 31, 1997, the Company recorded $10.5 million of additional deferred tax assets. The deferred tax assets totaling $11.0 million were 14.9% and 38.9% of total assets and stockholders' equity, respectively, at September 30, 1997. Based upon the current level of taxable income, management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded.

        Financing activities, which have consisted primarily of borrowings under and payments on an industrial development revenue bond issue ("IDR"), term and installment notes payable, a construction loan and bank lines of credit, and proceeds received from the Company's initial public offering completed on January 22, 1997, resulted in net cash inflows or (outflows) of $16.2 million and ($276,000) during the first nine months of 1997 and 1996, respectively.

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

        At September 30, 1997, the Company had outstanding $8,526,403 on its working capital lines of credit. These lines include a working capital revolver of $3,000,000 and a $35,000,000 working capital line of credit acquired in the E.F. Johnson purchase. On October 23, 1997, these lines of credit were repaid in full using a portion of the net proceeds from the Company's secondary offering as described in Note 12.

        The Company had outstanding on its IDR at December 31, 1996, a principal amount of $850,000, which bore a fixed interest rate of 6.25%, was non-amortizing and was scheduled to mature in January 2004. On March 25, 1997, the $850,000 IDR and the Company's construction note payable of $870,000 were repaid through the issuance of a new IDR totaling $2,850,000. The new IDR is due in annual principal payments of $140,000 plus interest at a variable rate (4.06% at September 30, 1997) from March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000 plus interest at a variable rate from March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. At September 30, 1997, the remaining net proceeds of $487,767 (net of debt offering costs and the aforementioned repayments) were held in escrow for the Company pending the completion of the Company's construction project and related purchases of certain fixed assets.

        The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future.

        The Company believes that cash generated from operations and the net proceeds from the Company's recently completed secondary offering, together with the Company's cash, cash equivalents, and lines of credit, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures, and business expansion plans through at least 1998.

        In connection with the Company's acquisition of E.F. Johnson effective July 31, 1997, on June 12, 1997, the Company delivered an irrevocable letter of credit with a face amount of $1.6 million to provide additional collateral under a surety bond issued by one of E.F. Johnson's bonding companies, and on July 22, 1997, the Company delivered an irrevocable standby letter of credit with a face amount of $436,000 to one of E.F. Johnson's lenders to provide additional collateral under certain indebtedness incurred by E.F. Johnson. Both letters of credit are for a term of one year but are automatically extended annually by the issuing bank unless otherwise notified by the Company. See "Subsequent Event" below.

Subsequent Event

        On October 20, 1997, the Company completed a secondary offering of 5,175,000 shares of common stock at a price of $21.00 per share. Of the 5,175,000 shares offered, 2,684,481 shares were sold by the Company and 2,490,519 were sold by certain of the Company's stockholders. The Company's net proceeds from the offering, after underwriting commissions and expenses, were approximately $52,648,000. The net proceeds from the offering were or will be used for reduction of bank indebtedness, facilities expansion and improvements, working capital, potential acquisitions, and general corporate purposes.

        On October 23, 1997, the Company used $12.5 million of the net proceeds from the secondary offering to repay the outstanding balance of the working capital line of credit and term loan which it had assumed as a result of the E.F. Johnson acquisition. The Company also exercised its options to purchase the manufacturing facility of E.F. Johnson located in Waseca, Minnesota. In conjunction with the repayment of the E.F. Johnson debt, the irrevocable standby letter of credit in the amount of $436,000 was retired. In addition, the Company used $3.5 million of the net proceeds from the secondary offering to repay other credit lines that were accessed during the third quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on 8-K.

        (a)    Exhibits

        The following exhibits are being filed herewith:

        Exhibit No.    Description
        -----------    -----------
            11         Computation of net income per share.
            27         Financial Data Schedule

        (b)    Reports on Form 8-K

               The Company filed a report on Form 8-K on August 14, 1997, under
        Item 2. "Acquisition or Disposition of Assets" to report the consummation of the acquisition of E.F. Johnson Company effective July 31, 1997. The Company filed amendments to such Form 8-K on August 21, 1997, and September 23, 1997, to include and update the financial statements relating to the E.F. Johnson acquisition.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRANSCRYPT INTERNATIONAL, INC.


Date: ________________________         By: /s/  JEFFERY L. FULLER
                                           ------------------------------------
                                           Jeffery L. Fuller
                                           President and Chief Executive Officer