Form 10-K405/A
period 1996-12-31
TRANSCRYPT INTERNATIONAL INC
filed 1998-07-29
CIK 1023516

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 29, 1998.

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                         COMMISSION FILE NUMBER: 0-21681

                         TRANSCRYPT INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                          47-0801192
(State or other jurisdiction                           (I.R.S. Employee
of incorporation or organization)                      Identification No.)

                               4800 NW 1ST STREET
                             LINCOLN, NEBRASKA 68521
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (402) 474-4800

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $0.01 PER SHARE
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on February 28, 1997, as reported on the Nasdaq National Market System, was approximately $35,879,735. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, 9,283,078 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

================================================================================

               ANNUAL REPORT ON FORM 10-K/A CROSS-REFERENCE INDEX


                                                                                          PAGE
                                                                                          ----
PART II

   ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.                                        2

   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.                                         4

   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                11

   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.                                        11


PART IV

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
               ON FORM 8-K.                                                                12


                                     PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

        The following selected consolidated financial data of the Company is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The Consolidated Statement of Operations data for the years ended December 31, 1996, 1995 and 1994 and the Consolidated Balance Sheet data as of December 31, 1996 and 1995 are derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K/A. The Consolidated Statement of Operations data for the years ended December 31, 1993 and 1992 and the Consolidated Balance Sheet data as of December 31, 1994, 1993 and 1992 are derived from financial statements not included herein.

        The Company restated its previously released results for the three months and year ended December 31, 1997, the Company's financial statements as of and for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30, and December 31 during 1997 and 1996. See Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K/A and Notes 2 and 21 of Notes to Consolidated Financial Statements contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on July 15, 1998. The restatements for the year ended December 31, 1996 relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event,
(ii) revenue recognition for certain sales where a formal written agreement was not received, and (iii) revenue recognized on sales of certain products which were subsequently returned to the Company.

                                                                             YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------------
                                                              1996          1995        1994        1993        1992
                                                             --------     --------    --------    --------    --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                 (RESTATED)
Revenues                                                     $ 10,619     $  8,128    $  9,155    $  6,900    $  4,974
Cost of sales                                                   4,274        2,983       2,901       1,616       1,236
                                                             --------     --------    --------    --------    --------
Gross profit                                                    6,345        5,145       6,254       5,284       3,738
                                                             --------     --------    --------    --------    --------
Operating costs and expenses:
    Research and development                                    2,234        1,953       1,180       1,138         963
    Sales and marketing                                         2,187        2,109       1,590         982         656
    General and administrative(1)                               2,529        2,284       2,166       2,243       2,572
    Special compensation expense(2)                             5,568           --          --          --          --
                                                             --------     --------    --------    --------    --------
Total operating costs and expenses                             12,518        6,346       4,936       4,363       4,191
                                                             --------     --------    --------    --------    --------
Income (loss) from operations                                  (6,173)      (1,201)      1,318         921        (453)
Interest expense, net                                             131          137         111         133         143
Benefit for income taxes(3)                                    (2,186)          --          --          --          --
                                                             --------     --------    --------    --------    --------
Net income (loss)                                            $ (4,118)    $ (1,338)   $  1,207    $    788    $   (596)
                                                             ========     ========    ========    ========    ========

Income (loss) before income taxes                            $ (6,304)    $ (1,338)
Pro forma benefit for income taxes(3)                          (2,190)        (496)
                                                             --------     --------
Pro forma net loss                                           $ (4,114)    $   (842)
                                                             ========     ========
Pro forma net loss per share - Basic and Diluted(4)          $  (0.61)    $  (0.12)
                                                             ========     ========
Weighted average common shares - Basic and Diluted(4)           6,783        6,783
                                                             ========     ========


                                                                        YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                               1996              1995             1994            1993             1992
                                              -------          -------          -------          -------          -------
                                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:             (RESTATED)
Working capital                               $ 1,844          $ 1,684          $ 3,353          $ 1,726          $   436
Total assets                                   11,938            7,523            9,627            7,908            7,741
Long-term debt and capitalized lease
 obligations, net of current portion            2,632            1,847            2,164            2,035            2,552
Stockholders' equity                            4,966            3,907            5,945            4,599            3,821


(1) Includes the amortization of intangible assets related to the acquisition of the Company's business in December 1991.

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

(3) Prior to June 30, 1996, the Company operated as a partnership. The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a Subchapter "C" corporation under the Internal Revenue Code.

(4) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute pro forma net loss per share - basic and diluted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Discussions of certain matters contained in this Annual Report on Form 10-K/A may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, both in domestic and international markets, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements and from historical results. Among the factors that could cause such a difference include the following: business conditions generally, the state of the overall economy, development of the markets for the Company's products, including the domestic digital land mobile radio market, availability of third-party compatible products, other competitive factors, and the risk and uncertainties discussed in the Company's reports filed with the SEC, including under the caption "ITEM 1. BUSINESS - Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and related notes.

OVERVIEW

        The Company commenced operations in 1978 to manufacture and distribute embedded voice privacy and specialized signaling add-on devices for LMR users. In December 1991, an investor group led by John T. Connor, the Company's current Chairman and interim Chief Executive Officer, acquired substantially all of the assets of the Company and certain intellectual property rights held by the Company's founders, creating intangible assets of approximately $5.5 million, which the Company amortized on a straight-line basis over a 60-month period ending November 30, 1996. Following the acquisition, management took steps to diversify the Company's product lines and further exploit the Company's core competencies in information security technologies.

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

        In order to take advantage of the growing demand for digital communications, in 1993 the Company started to invest in digital product and technology research and development. In September 1994, the Company began developing an APCO 25 compliant hand-held digital LMR. In connection with the development of this new product, the Company hired additional technical personnel to focus on basic digital research and product development. In order to help finance these additional research and development expenditures, in September 1994, the Company raised $1.0 million through the sale of additional equity to its existing equity holders. As a result of these development efforts, the Company introduced a digital landline telephone encryptor in October 1995 and an APCO 25 compliant digital hand-held radio in August 1996, and as of March 5, 1997, planned to introduce additional digital products.

        In 1995, the Company's growth was interrupted when the Company experienced a reduction in annual revenues and profitability before amortization of intangible assets. The Company believes that these results were primarily attributable to a management conflict over the future direction and control of the Company, which led to a management restructuring commencing in the second quarter of 1995 that resulted in the departure of five executive officers. The Company believes that these factors diverted management attention from day-to-day operations, which negatively impacted operating results, particularly in the first half of 1995. In addition, the Company incurred direct expenditures in 1995 of approximately $305,000 in severance payments and recruiting and relocation costs for new executives in connection with the restructuring.

        The Company has benefited and continues to benefit from state tax credits arising from a 1993 agreement with the State of Nebraska, which results in annual state income tax credits through 1999. In addition, the Company utilizes its foreign sales corporation subsidiary located in Guam to exempt from income taxation a portion of the Company's foreign sales income. See " -- Results of Operations -- Provision for Income Taxes."


                                   ----------


RESULTS OF OPERATIONS

         The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated:


                                                           YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                        1996              1995            1994
                                                        -----             ----            ----
                                                     (RESTATED)
Revenues                                                100.0%           100.0%          100.0%
Cost of sales                                            40.2%            36.7%           31.7%
                                                        -----            -----           -----
    Gross profit                                         59.8%            63.3%           68.3%
                                                        -----            -----           -----
Operating expenses:
    Research and development                             21.0%            24.0%           12.9%
    Sales and marketing                                  20.6%            26.0%           17.4%
    General and administrative                           23.8%            28.1%           23.6%
    Special compensation expense                         52.4%             0.0%            0.0%
                                                        -----            -----           -----
Total operating expenses                                117.9%            78.1%           53.9%
                                                        -----            -----           -----
    Income (loss) from operations                       (58.1)%          (14.8)%          14.4%

Interest expense, net                                    (1.2)%            1.7%            1.2%
Benefit for income taxes                                (20.6)%            0.0%            0.0%
                                                        -----            -----           -----
Net income (loss)                                       (38.8)%          (16.5)%          13.2%
                                                        =====            =====           =====
Loss before pro forma income taxes                      (59.4)%          (16.5)%
Pro forma benefit for income taxes                      (20.6)%           (6.1)%
                                                        -----            -----
Pro forma net loss                                      (38.8)%          (10.4)%
                                                        =====            =====


   Revenues

        Revenues are recognized when product is shipped, less an estimate for an allowance for returns, if applicable, if collection is reasonably assured. For shipments where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, such as a reseller of product selling the product to the end user, the Company recognizes revenue when the contingency lapses, generally upon cash collection.

        Revenues increased to $10.6 million in 1996 from $8.1 million in 1995. This increase was attributable primarily to revenues in 1996 associated with several large new sales contracts, including the commencement of shipments of socket scramblers to Motorola. The Company also began shipment of its first stand-alone radio and cellular products in September 1996, which contributed to the increase in 1996 revenue. In addition, revenues for 1995 were negatively impacted due to management conflicts over the future direction and control of the Company, which led to a management restructuring commencing in the second quarter of 1995 and resulted in the departure of five senior executive officers.

        Revenues declined to $8.1 million in 1995 from $9.2 million in 1994, due primarily to lower sales volumes in the first half of 1995, which management believes resulted primarily from the internal management conflicts discussed above.

        International sales as a percentage of revenues were 53.9%, 71.4% and 57.3% in 1996, 1995 and 1994, respectively. The Company believes that the proportion of international sales in 1995 was unusually high, reflecting large sales to Egypt and Turkey and lower domestic sales. As of March 5, 1997, the Company anticipated that international sales would continue to represent a significant portion of revenues in the future, although domestic sales might increase as a percentage of revenues in the future due to an increased marketing emphasis on domestic sales, including scrambler sales to Motorola, and the introduction and expanded marketing domestically of the Company's current and proposed digital radio products in 1997.

   Gross Profit

        Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit increased to $6.3 million in 1996 from $5.1 million in 1995. Gross margin decreased to 59.8% in 1996 from 63.3% in 1995. The Company began shipment of its first stand-alone products in September 1996, which generally have lower gross margins than add-on products. Future gross margins are likely to vary based predominantly upon the mix of products comprising revenues for that period.

     Gross profit was $5.1 million in 1995 and $6.3 million in 1994. Gross margin declined to 63.3% in 1995 from 68.3% in 1994, due primarily to lower sales volumes during the first six months of 1995 without a comparable decline in fixed overhead costs.

   Research and Development

        Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. The Company expenses all research and development costs as they are incurred. Research and development expenses increased to $2.2 million in 1996 from $2.0 million in 1995. This increase was due primarily to expenses related to the continued development of the Company's APCO 25 digital LMRs and the related development of internal manufacturing capabilities for certain radio components. Research and development expenses as a percentage of revenues decreased to 21.0% in 1996 from 24.0% in 1995, due to greater revenues in 1996. Research and development expenses as a percentage of revenues were 12.9% in 1994. As of March 5, 1997, the Company anticipated that it would continue to devote increased resources to research and development during 1997 compared to 1996.

        Research and development expenses increased to $2.0 million in 1995 from $1.2 million in 1994. This dollar increase was due primarily to the commencement of development of the Company's APCO 25 compliant digital LMRs, which began in September 1994, and the expanded development of telephone security product lines.

   Sales and Marketing

        Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, seminars and trade show participation. Sales and marketing expenses increased slightly to $2.2 million in 1996 from $2.1 million in 1995, although the expense figure for 1995 includes severance payments and recruiting and relocation costs for new sales executives related to the Company's management restructuring. Sales and marketing expenses decreased as a percentage of revenues to 20.6% in 1996 from 26.0% in 1995, due primarily to the increase in revenues in 1996. As of March 5, 1997, the Company expected to increase its sales and marketing expenditures during 1997 through the addition of direct sales and marketing personnel, primarily to support the introduction of new products, including digital radios.

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

   General and Administrative

        General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions, and amortization of intangible assets. General and administrative expenses increased to $2.5 million in 1996 from $2.3 million in 1995. This increase was attributable primarily to salaries, recruiting and relocation expenses associated with hiring several key management employees. As of March 5, 1997, the Company expected to incur additional increases in general and administrative expenses in 1997 due to costs associated with maintaining its status as a publicly-held company and upgrades to the Company's management information systems. As of March 5, 1997, it was expected that this increase would be more than offset by the reduction in amortization of intangible assets. Intangible assets for years prior to 1997 consisted primarily of the costs associated with the acquisition of Transcrypt's business in December 1991, including proprietary technology licenses, non-competition agreements and goodwill. Transcrypt amortized these intangible assets on a straight line basis over a 60-month period ended November 30, 1996. General and administrative expenses as a percentage of revenues decreased slightly to 23.8% in 1996 from 28.1% in 1995, due primarily to the increase in revenues in 1996.

        General and administrative expenses remained generally constant at $2.3 million in 1995 and $2.2 million in 1994. General and administrative expenses as a percentage of revenues were 28.1% in 1995 and 23.6% in 1994.

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

    Interest Expense, Net

        Net interest expense consists of interest expense, including amounts payable on the Company's term loans and bank line of credit, net of interest income earned on cash and invested funds. Net interest expense was $131,000, $137,000 and $111,000 in 1996, 1995 and 1994, respectively.

   Provision for Income Taxes

        Prior to June 1996, the Company was organized as a partnership, and therefore was not subject to income taxation except to the extent that its earnings were attributed to its partners. The Company's benefit for income taxes subsequent to reorganization as a corporation for the six month period ended December 31, 1996 was $2.2 million, primarily resulting from a deferred tax benefit of $1.8 million in connection with the stock option related special compensation expense of $5.4 million.

        The Company benefits from state tax credits arising from a 1993 agreement with the State of Nebraska (the "Nebraska Agreement") to create at least 30 new jobs and invest at least $3.0 million in new equipment prior to December 31, 1999. This agreement results in annual state income tax credits through 1999 of ten percent of the purchase price of new equipment and a refund of Nebraska sales taxes (at a rate of 6.5% at December 31, 1996) paid on purchases of new equipment during each year and, beginning on January 1, 1996, a credit of five percent of the annual compensation paid to the new employees exceeding the base year's aggregate compensation. As of March 5, 1997, the Company believed that sufficient tax credits will be available through the life of the Nebraska Agreement to offset the Company's expected Nebraska state income tax liability during such period. In addition, the Company utilizes its foreign sales corporation ("FSC") subsidiary located in Guam to exempt from income taxation a portion of the Company's foreign sales income.

  Recently Issued Accounting Standards

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 allows companies to continue the current method of accounting for stock-based compensation plans under APB Opinion No.25 or adopt the fair value based method contained in SFAS No. 123. The Company has adopted SFAS No. 123 and has elected to provide disclosure of the relevant information in the Notes to Consolidated Financial Statements.

  Quarterly Results of Operations

        The following tables set forth certain unaudited financial information in dollars and as a percentage of revenues for the eight quarters ended December 31, 1996. In the opinion of the Company's management, this information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Form 10-K/A and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for any subsequent period or for the entire fiscal year.

                                                                            Quarter Ended
                                                  ------------------------------------------------------------------
                                                    March 31,         June 30,        September 30,     December 31,
                                                     1995              1995              1995               1995
                                                  ------------      ------------      ------------      ------------
                                                                    (in thousands, except per share data)

Revenues                                             $1,460            $1,562            $2,336            $2,770
Cost of sales                                           646               761               859               716
                                                     ------            ------            ------            ------
           Gross profit                                 814               801             1,477             2,054
                                                     ------            ------            ------            ------
Operating expenses:
   Research and development                             397               457               508               591
   Sales and marketing                                  509               411               535               654
   General and administrative(1)                        558               545               535               646
   Special compensation expense(2)                       --                --                --                --
                                                     ------            ------            ------            ------
           Total operating expenses                   1,464             1,413             1,578             1,891
                                                     ------            ------            ------            ------
           Income (loss) from operations               (650)             (612)             (101)              163
Interest expense, net                                    29                24                42                43
Provision (benefit) for income taxes(3)                  --                --                --                --
                                                     ------            ------            ------            ------
           Net income (loss)                         $ (679)           $ (636)           $ (143)           $  120
                                                     ======            ======            ======            ======
Income (loss) before pro forma taxes                 $ (679)           $ (636)           $ (143)           $  120
Pro forma provision (benefit) for
   income taxes                                        (252)             (236)              (53)               45
                                                     ------            ------            ------            ------
Pro forma net income (loss)                          $ (427)           $ (400)           $  (90)           $   75
                                                     ======            ======            ======            ======
Pro forma net income (loss) per
   share - Basic(4)                                  $(0.06)           $(0.06)           $(0.01)           $ 0.01
                                                     ======            ======            ======            ======
Shares used to compute net income (loss)
   per share - Basic(4)                               6,783             6,783             6,783             6,783
                                                      =====             =====             =====             =====
Pro forma net income (loss) per
   share - Diluted(4)                                $(0.06)           $(0.06)           $(0.01)           $ 0.01
                                                     ======            ======            ======            ======
Shares used to compute net income (loss)
   per share - Diluted(4)                             6,783             6,783             6,783             7,312
                                                     ======            ======            ======            ======


                                                                          Quarter Ended
                                                  -----------------------------------------------------------------
                                                   March 31,         June 30,        September 30,     December 31,
                                                     1996              1996             1996               1996
                                                   (Restated)       (Restated)        (Restated)         (Restated)
                                                  ------------     ------------      ------------      ------------
                                                                 (in thousands, except per share data)
Revenues                                             $2,442            $2,577           $ 2,617            $2,983
Cost of sales                                           880               903               998             1,493
                                                     ------            ------            ------            ------
           Gross profit                               1,562             1,674             1,619             1,490
                                                     ------            ------            ------            ------
Operating expenses:
   Research and development                             436               649               602               547
   Sales and marketing                                  469               404               681               633
   General and administrative(1)                        626               615               695               593
   Special compensation expense(2)                       --                --             5,568                --
                                                     ------            ------            ------            ------
           Total operating expenses                   1,531             1,668             7,546             1,773
                                                     ------            ------            ------            ------
           Income (loss) from operations                 31                 6            (5,927)             (283)
Interest expense, net                                    19                31                29                52
Provision (benefit) for income taxes(3)                  --                --            (2,051)             (135)
                                                     ------            ------            ------            ------
           Net income (loss)                         $   12            $  (25)          $(3,905)           $ (200)
                                                     ======            ======            ======            ======
Income (loss) before pro forma taxes                 $   12            $  (25)          $(5,956)           $ (335)
Pro forma provision (benefit) for
   income taxes                                           5                (9)           (2,051)             (135)
                                                     ------            ------            ------            ------
Pro forma net income (loss)                          $    7            $  (16)          $(3,905)           $ (200)
                                                     ======            ======            ======            ======
Pro forma net income (loss) per
   share - Basic(4)                                  $   --            $   --           $ (0.58)           $(0.03)
                                                     ======            ======            ======            ======
Shares used to compute net income (loss)
   per share - Basic(4)                               6,783             6,783             6,783             6,783
                                                     ======            ======            ======            ======
Pro forma net income (loss) per
   share - Diluted(4)                                $   --            $   --           $ (0.58)           $(0.03)
                                                     ======            ======            ======            ======
Shares used to compute net income (loss)
   per share - Diluted(4)                             7,325             6,783             6,783             6,783
                                                     ======            ======            ======            ======

                                                                            Quarter Ended
                                                  ------------------------------------------------------------------
                                                    March 31,         June 30,        September 30,     December 31,
                                                     1995              1995              1995               1995
                                                  ------------      ------------      ------------      ------------
                                                                     As a percentage of revenue
Revenues                                              100.0 %           100.0 %           100.0 %           100.0 %
Cost of sales                                          44.3 %            48.7 %            36.8 %            25.9 %
                                                      -----             -----             -----             -----
           Gross profit                                55.7 %            51.3 %            63.2 %            74.1 %
                                                      -----             -----             -----             -----
Operating expenses:
   Research and development                            27.2 %            29.3 %            21.7 %            21.3 %
   Sales and marketing                                 34.8 %            26.3 %            22.9 %            23.6 %
   General and administrative(1)                       38.2 %            34.9 %            22.9 %            23.3 %
   Special compensation expense(2)                      0.0 %             0.0 %             0.0 %             0.0 %
                                                      -----             -----             -----             -----
           Total operating expenses                   100.2 %            90.5 %            67.5 %            68.2 %
                                                      -----             -----             -----             -----
           Income (loss) from operations              (44.5)%           (39.2)%            (4.3)%             5.9 %
Interest expense, net                                   2.0 %             1.5 %             1.8 %             1.6 %
Provision (benefit) for income taxes(3)                 0.0 %             0.0 %             0.0 %             0.0 %
                                                      -----             -----             -----             -----
           Net income (loss)                          (46.5)%           (40.7)%            (6.1)%             4.3 %
                                                      =====             =====             =====             =====


                                                                          Quarter Ended
                                                  -----------------------------------------------------------------
                                                   March 31,         June 30,        September 30,     December 31,
                                                     1996              1996             1996               1996
                                                   (Restated)       (Restated)        (Restated)         (Restated)
                                                  ------------     ------------      ------------      ------------
                                                                     As a percentage of revenue
Revenues                                              100.0 %           100.0 %           100.0 %           100.0 %
Cost of sales                                          36.0 %            35.0 %            38.1 %            50.1 %
                                                      -----             -----             -----             -----
           Gross profit                                64.0 %            65.0 %            61.9 %            49.9 %
                                                      -----             -----             -----             -----
Operating expenses:
   Research and development                            17.9 %            25.1 %            23.0 %            18.3 %
   Sales and marketing                                 19.2 %            15.7 %            26.0 %            21.2 %
   General and administrative(1)                       25.6 %            23.9 %            26.5 %            19.8 %
   Special compensation expense(2)                      0.0 %             0.0 %           212.8 %             0.0 %
                                                      -----             -----             -----             -----
           Total operating expenses                    62.7 %            64.7 %           288.3 %            59.4 %
                                                      -----             -----             -----             -----
           Income (loss) from operations                1.3 %             0.2 %          (226.5)%            (9.5)%
Interest expense, net                                  (0.8)%            (1.2)%            (1.1)%            (1.7)%
Provision (benefit) for income taxes(3)                 0.0 %             0.0 %           (78.4)%            (4.5)%
                                                      -----             -----             -----             -----
           Net income (loss)                           (0.5)%            (1.0)%          (149.2)%            (6.7)%
                                                      =====             =====             =====             =====

----------

                (1) Includes the amortization of intangible assets related to the acquisition of the Company's business in December 1991.

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

                (3) Prior to June 30, 1996, the Company operated as a partnership. The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a Subchapter "C" corporation under the Internal Revenue Code.

                (4) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute pro forma net income (loss) per share.

        The Company historically has experienced, and in the future expects to continue to experience, substantial variability in its revenues and profitability from quarter to quarter. The level of revenues in a particular quarter varies primarily based upon the timing of customer purchase orders, due principally to the seasonal nature of governmental budgeting processes and the needs of competing budgetary concerns of the Company's customers during the year. Other factors which affect the level of revenues in a particular quarter include the timing of the introduction of new products, general economic conditions, and the timing and mix of product sales and specific economic conditions in the information security and wireless communications industries. The Company believes that its quarterly results are likely to vary for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

        Through December 31, 1996, the Company had financed its operations and met its capital requirements primarily through cash flow generated from operations, short-term borrowings, long-term debt and an additional capital investment from its investors. The Company's operating activities generated cash of $921,000, $55,000 and $2.9 million in 1996, 1995 and 1994, respectively. Cash provided by operating activities in 1996 consisted primarily of a net loss plus depreciation and amortization and the special compensation expense and an increase in accounts payable and accrued expenses along with a decrease in accounts receivable, offset in part by an increase in inventory and deferred tax assets. Cash provided by operating activities in 1995 consisted primarily of a net loss plus depreciation and amortization and an increase in accrued expenses, offset in part by an increase in accounts receivable and a decrease in accounts payable. Cash provided by operating activities in 1994 consisted primarily of net income plus depreciation and amortization and a decrease in accrued expenses, offset in part by increases in accounts receivable, inventory and prepaid and other assets.

        The deferred tax assets totaling $2.2 million (which resulted primarily from the stock option related special compensation expense of $5.4 million incurred in September 1996) were 18.5% and 44.5% of total assets and stockholders' equity, respectively, at December 31, 1996. Management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded.

        Cash used for investing activities, attributable primarily to capital expenditures, totaled $3.0 million, $1.3 million and $1.7 million in 1996, 1995 and 1994, respectively. Capital expenditures consisted primarily of computer and networking equipment, office furniture and manufacturing equipment and, in 1996 and 1994, expenses related to the construction of the Company's Lincoln facility. In August 1996, the Company began construction of a 21,000 square foot expansion of its existing Lincoln facility at an estimated final cost of $1.0 million, primarily to accommodate additional manufacturing capacity, which expansion was completed in the first quarter of 1997. As of December 31, 1996, the Company had no material firm commitments for capital expenditures, except a commitment to purchase approximately $400,000 of office furniture and equipment related primarily to the new premises, and as of March 5, 1997, the Company expected to purchase additional computer equipment and replace its current management information system in 1997.

        Financing activities, attributable primarily to cash provided by borrowings on term loans and operating lines of credit and cash used for partnership distributions, totaled $1.8 million cash provided, $564,000 cash used and $744,000 cash provided in 1996, 1995 and 1994, respectively. Financing activities consisted primarily of borrowings under and payments on an industrial development revenue bond issue (the "IDR") arranged through the Nebraska Investment Finance Authority, two term notes, an installment note secured by equipment and a bank line of credit. Additionally, in September 1994, the Company received an additional $1.0 million equity investment from existing investors to help the Company finance the development of its APCO 25 digital radio project.

        The IDR bore interest at a fixed rate of 6.25%, was non-amortizing and matured in January 2004. At December 31, 1996, the outstanding principal amount under the IDR was $850,000. Both of the term notes bore interest at the bank's regional money market rate plus 0.5% and are secured by substantially all of the Company's assets. At December 31, 1996, the outstanding principal amounts under the two term notes were $251,000 and $376,000, respectively. The installment note was secured specifically by equipment and bore interest at the bank's national prime rate plus 0.5%. At December 31, 1996, the outstanding principal amount under the installment note was $359,000. The bank line of credit provided for working capital and capital advances not to exceed $4.0 million, with specific advances calculated based upon a percentage of eligible inventories, accounts receivable and fixed assets. Interest was payable monthly on the bank line at the bank's money market rate and the bank line of credit was collateralized by substantially all of the Company's assets. At December 31, 1996, the outstanding principal amount under the bank line of credit was $1.8 million. On January 25, 1997, the Company paid off all of the outstanding balances on the two term notes, the installment note and the bank line of credit with proceeds from the Company's initial public offering.

        In November 1996, the Company obtained a $1.0 million construction loan to fund the expansion of its existing Lincoln facility. Interest on the loan was payable monthly at the bank's national money market rate plus 0.5% (8.75% at December 31, 1996), with the principal balance maturing in August 1997. At December 31, 1996 and February 28, 1997, the principal balance outstanding on the construction loan was $585,000 and $892,000, respectively.

        Prior to June 1996, the Company was organized as a partnership and, as such, made distributions to its partners of $181,000, $700,000 and $861,000 in the six months ended June 30, 1996 and in 1995 and 1994, respectively, primarily to cover its partners' attributed tax liabilities. As of March 5, 1997, the Company intended to retain earnings, if any, to support its growth strategy and did not anticipate paying cash dividends in the foreseeable future.

        As of March 5, 1997, the Company believed that cash generated from operations and the net proceeds of $17.7 million from the sale of Common Stock in the Company's initial public offering completed in January 1997, together with the Company's cash, cash equivalents and lines of credit, would be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion plans at least through 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for the Company's Consolidated Financial Statements and related notes and financial schedules included at page 12 of this Annual Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The information called for under this item has been reported by the Company in its (i) Current Report on Form 8-K filed with the SEC on May 4, 1998,
(ii) Current Report on Form 8-K filed with the SEC on May 12, 1998 and (iii) Amendment No. 1 to Current Report on Form 8-K filed with the SEC on May 20, 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are included in this report at the page numbers indicated.


        1.     FINANCIAL STATEMENTS                                                  Page No.
                                                                                     --------
               Independent Auditors' Report*                                              F-1

               Consolidated Balance Sheets as of                                          F-2
               December 31, 1996 and 1995

               Consolidated Statements of Operations for the                              F-3
               Years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Changes in Stockholders' Equity                 F-4
               for the Years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows for the Years ended                  F-5
               December 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements                         F-6 to F-20

         *The Report of KPMG Peat Marwick LLP on the Company's financial statements as of and for the years ended December 31, 1996 and 1995 is included in this Form 10-K/A. However, the Report of Coopers & Lybrand L.L.P. ("Coopers"), the Company's former accountant, relating to the year ended December 31, 1994 is unavailable to be included in this filing, although Coopers has not withdrawn such Report. THEREFORE, THE FINANCIAL STATEMENTS INCLUDED IN THIS FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1994 SHALL BE DEEMED TO BE UNAUDITED.

        2.     FINANCIAL STATEMENT SCHEDULES:

               Independent Auditors' Report                                               S-1

               Schedule III - Valuation and Qualifying Accounts and Reserves              S-2

               Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         3.     EXHIBITS:

        (i) Executive Compensation Plans and Arrangements:

               The following is a summary of the Company's executive compensation plans and arrangements which are required to be filed as exhibits to this Report on Form 10-K/A:

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

3       Form of Employment Agreement between the Company and C. Eric Baumann,
Michael P. Wallace and Joel K. Young (incorporated herein by reference to
Exhibit 10.3 to the Company's Form S-1 Registration No. 333-14351 declared effective on January 22, 1997).

4. Form of 1996 Stock Incentive Plan, together with forms of stock option agreements (incorporated herein by reference to Exhibit 10.4 to the Company's Form S-1 Registration No. 333-14351 declared effective on January 22, 1997).

5. Form of Indemnification Agreement between the Company and each executive officer and director of the Company (incorporated herein by reference to Exhibit
10.5 to the Company's S-1 Registration No. 333-14351 declared effective on January 22, 1997.


        (ii) Exhibit Index:


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

10.21          RESERVED.

10.22          RESERVED.

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

10.28+         Construction Loan, dated November 15, 1996, by and between
               Norwest Bank Nebraska, N.A., and the Company, together with related documents.

10.29+         Commercial Installment Note, dated January 9, 1997, related to
               Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company.

10.30+         Commercial Installment Note secured by equipment, dated December
               23, 1996, by and between Norwest Bank Nebraska, N.A., and the
               Company, together with Security Agreement.

11.1           Statement re: Computation of Per Share Earnings.

23.1           Consent of KPMG Peat Marwick LLP.

27.1           Financial Data Schedule.


*       Confidential treatment has been granted as to a portion of this exhibit.

+ Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K filed with the SEC on March 5, 1997.

               (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of 1996.

               (c) Exhibits Required by Item 601 of Regulation S-K

               See Item 14(a)(3) above.

               (d) Additional Financial Statements.

               See page S-2 to the Annual Report on Form 10-K/A for Schedule III
               - Valuation and Qualifying Accounts and Reserves.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of July, 1998.

                             TRANSCRYPT INTERNATIONAL, INC.
                                       (Registrant)


                                      By  /s/ John T. Connor
                                          -------------------------------
                                          John T. Connor
                                          Chairman of the Board and
                                          interim Chief Executive Officer
                                          (Principal Executive Officer)



                                      By  /s/ Craig J. Huffaker
                                          -------------------------------
                                          Craig J. Huffaker
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Transcrypt International, Inc.:

We have audited the accompanying consolidated balance sheets of Transcrypt International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcrypt International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 16, the accompanying consolidated financial statements as of December 31, 1996 and for the year then ended have been restated.


/s/ KPMG PEAT MARWICK LLP


Omaha, Nebraska
June 26, 1998

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 and 1995
                 (in thousands, except share and per share data)

                                     ASSETS


                                                                                           1996                1995
                                                                                       ------------       ------------
Current assets:
  Cash and cash equivalents                                                            $         --       $        292
  Accounts receivable, net of allowance for doubtful accounts of $430
    and $182 in 1996 and 1995, respectively                                                   1,256              1,923
  Receivable - employees and affiliate                                                           29                 58
  Inventory                                                                                   2,853              1,120
  Income taxes recoverable                                                                      213                 --
  Prepaid expenses                                                                               60                 60
  Deferred tax assets                                                                         1,773                 --
                                                                                       ------------       ------------
        Total current assets                                                                  6,184              3,453
Property, plant and equipment, at cost, net of accumulated depreciation                       4,325              3,067
Deferred tax assets                                                                             439                 --
Intangible assets, net of accumulated amortization                                              422              1,003
Deferred initial public offering costs                                                          568                 --
                                                                                       ------------       ------------
                                                                                       $     11,938       $      7,523
                                                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                                                       $        386       $         --
  Revolving line of credit                                                                    1,022                 --
  Current portion of long-term debt                                                             596                428
  Obligations under noncompete agreements                                                        --                340
  Accounts payable                                                                            1,174                177
  Accrued expenses                                                                              946                767
  Deferred revenue                                                                              216                 57
                                                                                       ------------       ------------
       Total current liabilities                                                              4,340              1,769
Long-term debt, net of current portion                                                        1,840              1,847
Revolving line of credit                                                                        792                 --
                                                                                       ------------       ------------
                                                                                              6,972              3,616
                                                                                       ------------       ------------
Commitments and contingencies
Stockholders' equity:
  Partners' capital                                                                              --              3,907
  Preferred stock, ($.01 par value; 3,000,000 shares authorized; none issued)                    --                 --
  Common stock ($.01 par value; 19,400,000 voting shares authorized,
   6,565,536 issued and outstanding; 600,000 nonvoting shares authorized,
   217,542 issued and outstanding)                                                               68                 --
 Additional paid-in capital                                                                   9,003                 --
 Accumulated deficit                                                                         (4,105)                --
                                                                                       ------------       ------------
                                                                                              4,966              3,907
                                                                                       ------------       ------------
                                                                                       $     11,938       $      7,523
                                                                                       ============       ============


See accompanying notes to of the consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                 (in thousands, except share and per share data)


                                                               1996                  1995                   1994
                                                            -----------           -----------           -----------
Revenues                                                    $    10,619           $     8,128           $     9,155
Cost of sales                                                     4,274                 2,983                 2,901
                                                            -----------           -----------           -----------
       Gross profit                                               6,345                 5,145                 6,254
                                                            -----------           -----------           -----------
Operating costs and expenses:
  Research and development                                        2,234                 1,953                 1,180
  Sales and marketing                                             2,187                 2,109                 1,590
  General and administrative                                      2,529                 2,284                 2,166
  Special compensation expense                                    5,568                    --                    --
                                                            -----------           -----------           -----------
       Total operating costs and expenses                        12,518                 6,346                 4,936
                                                            -----------           -----------           -----------
       Income (loss) from operations                             (6,173)               (1,201)                1,318
Interest income                                                      31                    53                    34
Interest expense                                                   (162)                 (190)                 (145)
                                                            -----------           -----------           -----------
       Income (loss) before income taxes                         (6,304)               (1,338)                1,207
Benefit for income taxes                                         (2,186)                   --                    --
                                                            -----------           -----------           -----------
       Net income (loss)                                    $    (4,118)          $    (1,338)          $     1,207
                                                            ===========           ===========           ===========
Pro forma information:
  Loss before income taxes                                  $    (6,304)          $    (1,338)
  Pro forma benefit for income taxes                             (2,190)                 (496)
                                                            ===========           ===========
  Pro forma net loss                                        $    (4,114)          $      (842)
                                                            ===========           ===========
  Pro forma net loss per share - Basic and Diluted          $     (0.61)          $     (0.12)
                                                            ===========           ===========
  Weighted average common shares outstanding
                  - Basic and Diluted                         6,783,078             6,783,078
                                                            ===========           ===========


       See accompanying notes to of the consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995 and 1994
                   (in thousands, except share and unit data)


                                                                               Common Stock
                                                                        -----------------------------         Additional
                                                                                             Par               Paid-in
                                                    Units                Shares              Value              Capital
                                                   ---------            ---------          ----------          ----------
Balance, December 31, 1993                         4,975,434                   --          $       --          $       --
Additional investment                                200,000                   --                  --                  --
Distributions                                             --                   --                  --                  --
Net income                                                --                   --                  --                  --
                                                   ---------            ---------          ----------          ----------
Balance, December 31, 1994                         5,175,434                   --                  --                  --
Distributions                                             --                   --                  --                  --
Net loss                                                  --                   --                  --                  --
                                                   ---------            ---------          ----------          ----------
Balance, December 31, 1995                         5,175,434                   --                  --                  --
Distributions                                             --                   --                  --                  --
Net loss                                                  --                   --                  --                  --
Issuance of stock in exchange for
   units of the Predecessor                       (5,175,434)           5,175,434                  52               3,661
Additional shares issued in
   1.3106311 -for-1 stock split effected
   in the form of a stock dividend                        --            1,607,644                  16                 (16)
Special compensation - options
   issued                                                 --                   --                  --               5,358
                                                   ---------            ---------          ----------          ----------
Balance, December 31, 1996                                --            6,783,078          $       68          $    9,003
                                                   =========            =========          ==========          ==========




                                                  Accumulated          Partners'
                                                     Deficit              Capital               Total
                                                    ----------           ----------           ----------
Balance, December 31, 1993                          $       --           $    4,599           $    4,599
Additional investment                                       --                1,000                1,000
Distributions                                               --                 (861)                (861)
Net income                                                  --                1,207                1,207
                                                    ----------           ----------           ----------
Balance, December 31, 1994                                  --                5,945                5,945
Distributions                                               --                 (700)                (700)
Net loss                                                    --               (1,338)              (1,338)
                                                    ----------           ----------           ----------
Balance, December 31, 1995                                  --                3,907                3,907
Distributions                                               --                 (181)                (181)
Net loss                                                (4,105)                 (13)              (4,118)
Issuance of stock in exchange for
   units of the Predecessor                                 --               (3,713)                  --
Additional shares issued in
   1.3106311 -for-1 stock split effected
   in the form of a stock dividend                          --                   --                   --
Special compensation - options
   issued                                                   --                   --                5,358
                                                    ----------           ----------           ----------
Balance, December 31, 1996                          $   (4,105)          $       --           $    4,966
                                                    ==========           ==========           ==========


        See accompanying notes to the consolidated financial statements.

                    TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the years ended December 31, 1996, 1995 and 1994
                                         (in thousands)


                                                                           1996               1995              1994
                                                                          -------           -------           -------
Cash flows from operating activities:
   Net income (loss)                                                      $(4,118)          $(1,338)          $ 1,207
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Special compensation expense                                           5,358                --                --
     Depreciation and amortization                                          1,580             1,625             1,443
     Loss (gain) on sale of fixed assets                                        6                (2)               43
     Provisions for warranty and inventory reserves                           114               102               176
     Provision for bad debts                                                   82                94               139
     Deferred tax benefit                                                  (2,207)               --                --
     Changes in:
        Accounts receivable                                                   696              (673)              (63)
        Inventory                                                          (1,733)               83              (175)
        Prepaid expenses and other assets                                      --               113               (80)
        Accounts payable                                                      997              (117)               11
        Income taxes payable                                                 (213)               --                --
        Accrued expenses                                                      359               264               195
        Deferred revenue                                                       --               (96)              (35)
                                                                          -------           -------           -------
           Total adjustments                                                5,039             1,393             1,652
                                                                          -------           -------           -------
           Net cash provided by operating activities                          921                55             2,859
                                                                          -------           -------           -------
Cash flows from investing activities:
   Issue notes receivable                                                      --               (12)               (2)
   Payments received on note receivable                                        --                10                 5
   Proceeds from sale of fixed assets                                          31                37               591
   Purchase of fixed assets                                                (2,119)           (1,029)           (1,992)
   Increase in patents and trademarks                                        (581)               (1)               (3)
   Payments under noncompete agreement                                       (340)             (340)             (340)
                                                                          -------           -------           -------
     Net cash used in investing activities                                 (3,009)           (1,335)           (1,741)
                                                                          -------           -------           -------
Cash flows from financing activities:
   Borrowings on revolving lines of credit, net                             1,022                --                --
   Borrowings on term loan                                                  1,377             1,016             2,363
   Payments on term loan                                                     (408)             (867)           (1,744)
   Principal payments on capitalized leases                                   (16)              (13)              (14)
   Proceeds from issuance of partnership interests                             --                --             1,000
   Partnership distributions paid                                            (181)             (700)             (861)
   Bank overdraft                                                             386                --                --
   Deferred initial public offering costs                                    (384)               --                --
                                                                          -------           -------           -------
     Net cash provided by (used in) financing activities                    1,796              (564)              744
                                                                          -------           -------           -------
Net increase (decrease) in cash and cash equivalents                         (292)           (1,844)            1,862
Cash and cash equivalents, beginning of period                                292             2,136               274
                                                                          -------           -------           -------
Cash and cash equivalents, end of period                                  $    --           $   292           $ 2,136
                                                                          =======           =======           =======

Supplemental disclosures of cash flow information:
     Interest paid, net of amounts capitalized                            $   163           $   190           $   137
     Income taxes paid                                                    $   294           $    --           $    --
Supplemental disclosure of noncash investing activities:
    Additions to fixed assets included in accounts payable                $   174
    Additions to deferred initial public offering costs included
     in accounts payable and accrued liabilities                          $   184


        See accompanying notes to the consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

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

    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

    Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities less than 90 days as cash equivalents. The Company places its temporary cash investments with high credit qualified financial institutions. Such investments are carried at cost, which approximates fair value.

    Inventory

        Inventory is recorded at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

    Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. The Company's policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: land improvements - 15 years; buildings and improvements - 15 to 30 years; equipment and furniture and fixtures - 3 to 7 years. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results. For the years ended December 31, 1996, 1995 and 1994, $7, $0 and $29 of interest expense was capitalized, respectively.

                 TRANSCRIPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

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

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a C Corporation under the Internal Revenue Code for all years presented. The actual provision for income taxes for 1996 included in the consolidated statements of operations is reflective only of the results of operations for the period that the Company was a C Corporation, July 1, 1996 through December 31, 1996.


    Revenue Recognition

        Revenues are recognized when product is shipped, less an estimate for an allowance for returns, if applicable, if collection is reasonably assured. For shipments where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, such as a reseller of product selling the product to the end user, the Company recognized revenue when the contingency lapses, generally upon cash collection.

        Costs associated with the installation and servicing of equipment are charged to expense as incurred and allowances are provided for returns. The Company defers income for prepayments of significant initial engineering costs, which are components of the selling price of certain products sold. Also included in deferred revenue are prepayments from foreign customers for which goods cannot be shipped until certain export regulations are met.

                 TRANSCRIPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

    Export Sales

        A significant portion of the Company's sales are made to customers outside of the United States. Export sales are recorded and settled in U.S. dollars. Total export sales by geographic area were as follows:


                             1996            1995           1994
                            ------          ------          ------
Europe                      $1,960          $2,464          $2,580
Middle East                  1,525           2,276           1,692
Latin America                2.235           1,060             978
                            ------          ------          ------
                            $5,720          $5,800          $5,250
                            ======          ======          ======

    Warranty Costs

        The Company provides for warranty costs based on estimated future expenditures that will be incurred under product guarantees and warranties presently in force.

    Pro Forma Net Loss Per Share

        The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires a basic calculation of earnings per share (EPS), based upon the weighted average number of common shares outstanding during the period. FAS 128 also requires a diluted EPS calculation that reflects the potential dilution from common stock equivalents such as stock options. All current and prior years' EPS calculations included herein have been restated under the provisions of FAS 128. As the years ended December 31, 1996 and 1995 have net losses, the impact of outstanding stock options on weighted average common shares is anti-dilutive.

        Pro forma net loss per share for 1996 and 1995 is computed on the basis of the weighted average number of partnership interest units outstanding during the year converted into common shares on a one-to-one ratio, and adjusted for the stock split discussed below.


    Stock Split

        On September 30, 1996, the Board of Directors and the shareholders approved an increase in the Company's authorized common shares from 10 million to 20 million shares. On November 18, 1996, the Company declared a 1.310631 -for-1 stock split in the form of a stock dividend. All shares and per share information has been restated to reflect the split.

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

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)


2.      INVENTORY:

        The following is a summary of inventory at December 31, 1996 and 1995:

                                     1996            1995
                                    ------          ------
Raw materials and supplies          $1,373          $  880
Work in process                        715             101
Finished goods                         765             139
                                    ------          ------
                                    $2,853          $1,120
                                    ======          ======


3.      PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment consists of the following at December 31, 1996 and 1995:


                                                           1996            1995
                                                          ------          ------
Land                                                      $  150          $  150
Building                                                   1,302           1,302
Equipment                                                  3,380           2,326
Leased equipment                                              74              74
Automobiles                                                   --              65
Furniture and fixtures                                       397             371
Construction in progress                                     797              --
                                                          ------          ------
                                                           6,100           4,288
  Less accumulated depreciation and amortization           1,775           1,221
                                                          ------          ------
                                                          $4,325          $3,067
                                                          ======          ======


4.      INTANGIBLE ASSETS:

        Intangible assets consist of the following at December 31, 1996 and 1995:


                                           1996            1995
                                          ------          ------
Proprietary technology                    $3,756          $3,356
Noncompete agreements                      1,700           1,700
Goodwill                                     290             290
Organization costs                           117             117
Patents and trademarks                        43               6
                                          ------          ------
                                           5,906           5,469
   Less accumulated amortization           5,484           4,466
                                          ------          ------
                                          $  422          $1,003
                                          ======          ======


5.      REVOLVING LINES OF CREDIT:

The Company has a working capital revolving line of credit not to exceed $2,000 calculated using a specified borrowing base of eligible inventories and accounts receivable. In addition, the Company has a

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

second revolving capital line of credit not to exceed $1,000, calculated using a specified borrowing base of certain eligible fixed assets. Interest for both lines of credit is payable monthly at a regional bank's national money market rate. The working capital line is collateralized by substantially all the Company's assets and the capital line is collateralized by certain fixed assets. At December 31, 1996, the Company had $1,022 outstanding on the working capital line of credit and $792 on the capital line of credit. The capital line of credit is due January 2002. In January 1997, the Company increased the working capital revolving line of credit not to exceed $3,000.

        Average borrowings under the Company's lines of credit and the weighted average interest rate during 1996 were $256 and 8.27%.

        As described in Note 15, the revolving lines of credit were repaid using a portion of the net proceeds from the initial public offering.

6.      LONG-TERM DEBT:

        Long-term debt at December 31, 1996 and 1995 consists of the following:


                                                                                               1996           1995
                                                                                              ------         ------
Term note payable to bank due in monthly installments of $18 including interest at 7.75% beginning in March 1993 until March 1996 when it can be adjusted to a specified rate of a regional bank (8.75% at December 31, 1996). Principal is due in full in February 1998. The note is collateralized by essentially all the assets of the Company in addition to the
  personal guarantees of certain stockholders                                                 $  251         $  438

Term note payable to bank due in monthly installments of $14 including interest at 8% beginning June 1994 until May 1996, when it can be adjusted to a specified rate of a regional bank (8.75% at December 31, 1996). Principal is due in full in May 1999. The note is collateralized by essentially all the assets of the Company in addition to personal guarantees of certain
  stockholders                                                                                   376            508

Installment note for equipment purchase payable to bank due in monthly installments of $10 including daily-adjusted interest at a specified rate above the prime rate (8.25% at December 31, 1996). The note is collateralized
  by specific equipment and inventory. The note is guaranteed by a stockholder                   359            449

Industrial development revenue bonds payable to bank with quarterly interest only payments beginning April 15, 1994 at 6.25% with principal due on January
  15, 2004. This note is collateralized by a deed of trust                                       850            850

Construction note payable to bank, due in August 1997, including
  interest at 8.75%                                                                              585              -

Other capital lease obligations                                                                   15              -
                                                                                              ------         ------
                                                                                               2,436          2,245

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)


Less current portion                                   596            428
                                                    ------         ------
                                                    $1,840         $1,847
                                                    ======         ======


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

7.      OBLIGATIONS UNDER NON-COMPETE AGREEMENTS:

        In connection with the purchase of the net assets of Transcrypt International, Incorporated in 1991, the Company entered into non-compete agreements with the former owners which called for the Company to pay a total of $1,700 in consideration for the former owners' agreement not to compete for a period of five years. The remaining payments of $340 were paid in 1996.


8.      INCOME TAXES:

        The components of the benefit for income taxes for the period ending December 31, 1996 are as follows:


Current                           $   21
Deferred                           (2,207)
                                  -------
                                  $(2,186)
                                  =======


        The entire provision is comprised of federal taxes, as no state taxes are expected to be paid as a result of various state incentive tax credits for which the Company has qualified.

        The Company's tax provision effective tax rate on pretax loss differs from U.S. federal statutory tax rate as follows:

U.S. federal tax at statutory tax rate                          $(2,143)          (34.0)%
Income taxable directly to partners of the Predecessor                4              --
Benefit of foreign sales corporation                                (53)           (0.7)
Other                                                                 6              --
                                                                -------            ----
                                                                $(2,186)          (34.7)%
                                                                =======           =====

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 1996 relate to the following:


Deferred tax assets:
  Special compensation expense                                $1,882
  Allowance for bad debts                                         58
  Net operating loss carryforwards                               376
  Difference between tax and book liability accruals              55
                                                              ------
                                                               2,311
Deferred tax liabilities:
  Difference between tax and book depreciation                    99
                                                              ------
Net deferred asset                                            $2,212
                                                              ======


        Management believes it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded.

9.      ACCRUED EXPENSES:

        Accrued expenses consist of the following:


                                                1996          1995
                                                ----          ----
Payroll, bonuses and employee benefits          $329          $211
Warranty reserve                                  73            65
Commissions                                      101           265
Special compensation expense                     210            --
Other expenses                                   233           226
                                                ----          ----
                                                $946          $767
                                                ====          ====


10.     COMMITMENTS AND CONTINGENCIES:

        The Company has been named as a defendant in several class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints also name one or more officers of the Company as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

        The complaints generally allege claims under Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The complaints seek unspecified compensatory damages, punitive damages, attorneys' fees and costs. The plaintiffs in the Federal actions have stipulated to the consolidation of the Federal actions and the appointment of a lead plaintiff(s). The Company is not required to answer or otherwise respond to the federal complaints until after the lead plaintiff(s) files a consolidated complaint.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

        The Company may in the future be the subject of additional lawsuits or claims in connection with the events or facts surrounding its restatement of previously announced financial results. The Company is unable to predict when or whether such additional lawsuits or claims may be initiated or the likelihood of the outcome or range or amount of potential liability that may arise therefrom.

        Although the complaints described above do not allege the amount of damages and other relief that the plaintiffs are seeking, the Company believes the amount of damages ultimately sought by the plaintiffs will be significant. In light of the Company's restatement of financial information contained in its various registration statements and prospectuses, the Company believes that there may be an unfavorable outcome for at least some of the claims asserted in the lawsuits or which may be asserted in the future against the Company. The Company believes that the stockholder class actions are more likely to settle than proceed to trial, judgment and appeal. Given the circumstances of these cases, the terms of a settlement would be structured in a manner to avoid causing the Company to seek protection under the federal bankruptcy reorganization laws. In any circumstances where the Company could not structure a settlement of all claims within its financial resources, it would vigorously defend any attempt to establish the amount of liability or to require payment beyond its resources. Many factors will ultimately affect and determine the results of the litigation however, and the Company can provide no assurances that the outcome will not have a significant adverse effect on the Company's business, financial condition, results of operations and cash flows.

        In April 1998, the Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether violations of certain aspects of the Federal securities laws had occurred in connection with the Company. At the present time, the Company is unable to predict whether the SEC is likely to initiate proceedings against the Company or its affiliated parties relating to these events.

        During 1997, on the basis of product orders placed with the Company by federal personnel within the Maryland Procurement Office ("MPO"), which acts as the purchasing arm for various federal agencies in the Washington D.C. area, the Company shipped approximately $2.2 million worth of encrypted radio equipment and related items to MPO. MPO has taken the position that the person placing the orders on behalf of MPO was not authorized to do so, and therefore, has refused payment. In March 1998, the Company filed a certified contract claim for payment. Alternatively, the Company has requested ratification, by which MPO would treat the procurement as an authorized commitment. To date, MPO has rejected ratification. The contract claim is pending, and the Company is unable to predict whether the likelihood of a favorable final outcome is probable or remote.

        The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

        The Company agreed to pay fees totaling $350 to its chairman and chief executive officer for initiating the purchase of the net assets of Transcrypt International, Incorporated in 1991. Payment was contingent upon the original limited partners receiving capital distributions equal to their original capital contributions or upon the approval of the Board of Directors of the Company for the sale of equity interests in the Company to the public. Payments of $70 were made as of December 31, 1995 and an additional payment of $70 was approved and paid during February 1996. These payments were accounted for as a bonus and the officer waived his rights to receive fees to the extent of such payments. The Board of Directors approved the payment of the remaining $210 fees on September 30, 1996. These remaining fees are included in special compensation expense in the consolidated statements of operations. The $210 was paid in February 1997.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

        In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 1998, have a total undrawn balance of $2.1 million, and bonds which expire on various dates through 1999, totaling $22.4 million at December 31, 1997.

        As a result of the acquisition of E.F. Johnson Company ("EFJ"), the Company has an agreement with a vendor to purchase certain annual dollar volume of products. See Note 15, "Subsequent Events." In the event the Company fails to purchase the minimum volume, it must pay a penalty equal to 35% of the shortfall. In 1997, the Company paid $396 as a result of this take or pay contract. Future minimum purchase quantities are as follows: 1998 - $2,500; 1999
- $2,500; 2000 - $391. The Company does not anticipate meeting its future minimum purchase commitments. This shortfall was anticipated and accrued as a liability in the allocation of the purchase price for EFJ.

        The Company is in the process of converting its manufacturing and financial information system to that currently being utilized by its acquired subsidiary, EFJ. Once converted, the Company will then upgrade to a newer version of the same information system or will purchase a separate information system that will be Year 2000 compliant. The conversion to a Year 2000 compliant system is anticipated to be completed by mid-year 1999 with the cost estimated to be from $750 to $1,500. These expenditures were planned and budgeted for in an effort to upgrade the quality of the Company's manufacturing and financial information system and not as a direct remediation of any Year 2000 issue, although that will be a valuable by-product of the upgrade. There are other computerized systems involved in manufacturing and engineering systems. A preliminary assessment has been made as to what effect, if any, the Year 2000 issue will have on these systems and whether or not there will be a material effect on future financial results. As of December 31, 1997, no conclusions have been drawn. Furthermore, the Company has not yet initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue.

        The Company has entered into contracts for the completion of a new addition to its Lincoln, Nebraska headquarters facility. Total dollar amount of the contracts is approximately $2,250 with the total project cost estimated at approximately $3,000.


11.     OPTION PLANS:

        In January 1992, the Board of Directors approved a 1992 Partnership Interest Option Plan, which provided for the granting of up to 1,297,525 units of non-qualified interest options to certain officers and key employees. Under the Plan, the exercise price for the options was the fair market value at the date of grant as determined by the Board of Directors. The term of each option granted will in no event exceed 10 years from the date of grant. Effective June 30, 1996, the unit options were converted to stock options on a one to one ratio. No options were exercisable under the Plan provisions until the Board of Directors approved granting of all reserved options and full vesting of the 716,916 stock options on September 30, 1996. The vesting resulted in a special compensation charge of $5,358 in the quarter ended September 30, 1996.

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

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

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

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma loss per share would not have been different than the reported amounts as fair value of the options was not determinable prior to September 30, 1996 when the Board of Directors approved full vesting of the outstanding options.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for options vested in 1996:

Expected option life                      10 years
Expected annual volatility               N/A
Risk-free interest rate                 6.50%
Dividend yield                             0%


        The status of stock options under the Plan are summarized as follows:


                                                            Weighted
                                                             Average
                                        Number of           Price Per        Options
                                         Shares               Share         Exercisable
                                        ---------          ----------       -----------
Balance at December 31, 1993           1,039,330              $0.76               --
     Granted                             117,958               3.05
     Exercised                                --
     Forfeited                           (16,383)              3.05
                                       ---------              -----
Balance at December 31, 1994           1,140,905               0.96               --
     Granted                             137,617               3.05
     Exercised                                --                 --               --
     Forfeited                          (813,903)              1.22
                                       ---------              -----          -------
Balance at December 31, 1995             464,619               1.13               --
     Granted                             252,297               3.05
     Exercised                                --
     Forfeited                                --
                                       ---------              -----          -------
Balance at December 31, 1996             716,916              $1.81          716,916
                                       =========              =====          =======

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)


                                                  Weighted
                               Number              Average               Weighted                Number             Weighted
                           Outstanding at         Remaining              Average               Exercisable           Average
                            December 31,         Contractual             Exercise              at December          Exercise
Exercise Price                 1996                 Life                   Price                31, 1996             Price
                           --------------        -----------            -----------            -----------        -----------
$ 0.76                        389,258             5.1 years             $      0.76             389,258           $      0.76
$ 3.05                        327,658             8.6 years                    3.05             327,658                  3.05
---------------            --------------        -----------            -----------            -----------        -----------
$ 0.76 to $3.05               716,916             6.7 years             $      1.81             716,916           $      1.81
===============            ==============        ===========            ===========            ===========        ===========

12.     BENEFIT PLANS:

        The Company has a profit sharing plan, which covers substantially all employees. Contribution levels are determined by the Board of Directors annually. Profit sharing expense approximated $60, $27 and $45 for the years ended December 31, 1996, 1995 and 1994, respectively.

        The Company also has a 401 (k) plan, which covers substantially all employees. Participants may contribute up to 10% of their annual compensation and the Company makes matching contributions of 25% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Company contributions approximated $16, $13 and $11 for the years ended December 31, 1996, 1995 and 1994, respectively.

13.     CONCENTRATIONS:

        Sales to major customers were as follows:


                               1996            1995            1994
                              ------          ------          ------
Individual customers
representing 10% or
more of consolidated
sales in each year:
 Customer A                       --              --          $2,044
 Customer B                       --          $  849              --
 Customer C                   $2,180              --              --


        In addition, a substantial portion of the Company's revenue is from customers in the governmental sector, both domestic and foreign. The Company's policy does not require significant collateral or other security to support such receivables, however, export sales are generally shipped against prepayments or backed by irrevocable letters of credit confirmed by U.S. banks.

        In addition to being a major customer, Motorola is also a key manufacturer of electronic components used by the Company. Purchases by the Company from Motorola totaled approximately $1,878 and $726 in 1996 and 1995, respectively.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The carrying amount of cash and cash equivalents, accounts receivable, receivable-employees and affiliates, income taxes recoverable, prepaid expenses, bank overdraft, obligation under noncompete agreements, accounts payable, accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt and the revolving line of credit approximate fair value as calculated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

15.     SUBSEQUENT EVENTS:

        On January 22, 1997, the Company completed an initial public offering of 2,900,000 shares of common stock at a price of $8.00 per share. Of the 2,900,000 shares offered, 2,500,000 shares were sold by the Company and 400,000 were sold by certain of the Company's stockholders. The Company's net proceeds from the offering, after underwriting commissions and expenses, were approximately $17,710.

        A portion of the Company's net proceeds from the offering was used to retire the term and installment notes payable and the revolving lines of credit. The remaining net proceeds were used for general working capital purposes and to support the Company's growth and business strategy.

        On July 31, 1997, the Company completed the acquisition of EFJ in exchange for cash consideration of $436 and issuance of 832,465 shares of the Company's common stock, with an approximate market value of $10,000. Transaction costs and restructuring costs for changes to EFJ's operations were expected to approximate $5,000.

        EFJ develops and manufactures wireless communications products and systems primarily for the land mobile radio market.

        On October 20, 1997, the Company completed a secondary offering of 5,175,000 shares of common stock at a price of $21.00 per share. Of the 5,175,000 shares offered 2,684,481 shares were sold by the Company and 2,490,519 were sold by certain of the Company's stockholders. The Company's net proceeds from the offering, after underwriting commissions and expenses, were approximately $52,939.

        A portion of the Company's net proceeds from the offering was used to retire revolving line of credit. The remaining net proceeds are being used for working capital, to purchase EFJ's Waseca, Minnesota manufacturing facility in January 1998, facilities improvements, potential acquisitions, and general corporate purposes.

        On March 27, 1998, the Company issued a press release announcing that it would not file its 1997 Annual Report on Form10-K with the SEC on March 31, 1998 because the audit of its 1997 financial statements was not yet completed. The Company also announced that (i) certain accounting principles relating primarily to revenue recognition were not yet resolved by the Company's independent accountants, (ii) the accountants and Company management were undertaking a review of the Company's accounting policies and (iii) adjustments would be made to the Company's previously announced financial results.


        On April 13, 1998, the Company announced that it would not file its 1997 Form 10-K on or before the extension date of April 15, 1998 due to ongoing work being performed by the Company and its independent accountants. The Company also announced that the Audit Committee of the Board of Directors had retained independent counsel to conduct an investigation.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

        In April 1998, the SEC issued a formal order of investigation to determine whether violations of certain aspects of the Federal securities laws had occurred in connection with the Company.

        On April 24, 1998, Coopers & Lybrand, L.L.P. resigned as the Company's independent accountants. In conjunction with its resignation, Coopers & Lybrand advised the Company that their reports with respect to the consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 1995 and 1996 were withdrawn as of the date of their resignation.

        On April 27, 1998, the Nasdaq National Market ("Nasdaq") effected a temporary qualification trading halt in the Company's common stock. On May 11, 1998, the common stock was delisted from the Nasdaq National Market. The Company has appealed the Nasdaq delisting.

        On May 6, 1998, the Company announced that it had engaged KPMG Peat Marwick LLP as its independent auditors for the fiscal years ended December 31, 1997, 1996 and 1995.

        On May 18, 1998, the Company disclosed in a filing with the SEC that its Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998 will not be filed within the period prescribed for such report.

        Effective May 31, 1998, Jeffery L. Fuller resigned as President, Chief Executive Officer ("CEO") and Director of the Company. On June 8, 1998, the Company announced that the Board of Directors had appointed a committee to identify a CEO of the Company and that John T. Connor, who serves as Chairman of the Board, had been appointed as interim CEO. Mr. Connor accepted such appointment until the earlier of September 8, 1998 or the hiring of a permanent CEO. Mr. Connor has indicated that if a permanent CEO is not hired by such date, he will discuss with the Board of Directors the possibility of staying on for a longer time.

        On July 8, 1998, the Company's primary bank lender, U.S. Bank National Association, agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agreed to amend the credit facility by reducing the Company's required tangible net worth amount to $55 million from $70 million.


        The Company has been named as a defendant in several class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska, and one complaint was filed in the District Court of Scotts Bluff County, Nebraska.

        Certain of the complaints also name one or more officers of the Company as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

        The complaints generally allege claims under Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The complaints seek unspecified compensatory damages, punitive damages, attorneys' fees and costs. The plaintiffs in the Federal actions have stipulated to the consolidation of the Federal actions and the appointment of a lead plaintiff(s).

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (in thousands, except share and per share data)

16.     RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        Subsequent to the filing of the Company's 1996 Annual Report on Form 10-K with the SEC, the Company determined it was necessary to restate its previously filed results for the year ended December 31, 1996.

        The restatements relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event; (ii) revenue recognition for certain sales where a formal written agreement was not received; and (iii) revenue recognized on sales of certain products which were subsequently returned to the Company. As a result, the financial statements of the Company have been restated from amounts previously reported.

        The summary of the significant changes as of and for the year ended December 31, 1996 is as follows:


                                                             As of December 31, 1996
                                                         -------------------------------
                                                         As Previously      As Restated
                                                           Reported
                                                         ------------       ------------
                     ASSETS
Current assets:
Accounts receivable, net                                 $      4,216       $      1,256
Receivables - other                                                11                 29
Inventory                                                       2,261              2,853
Income taxes recoverable                                           --                213
Prepaid expenses and other current assets                          60                 60
Deferred tax assets                                               196              1,773
                                                         ------------       ------------
     Total current assets                                       6,744              6,184
                                                         ------------       ------------
Property, plant and equipment, net                              4,908              4,325
Deferred tax assets                                             1,723                439
Intangible assets, net                                             38                422
Deferred public offering costs                                    568                568
                                                         ------------       ------------
                                                         $     13,981       $     11,938
                                                         ============       ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft                                           $        386       $        386
Revolving line of credit and bank notes payable                 1,022              1,022
Current portion of long-term debt                                 596                596
Accounts payable                                                1,174              1,174
Income taxes payable                                              152                 --
Accrued expenses                                                  946                946
Deferred revenue                                                   --                216
                                                         ------------       ------------
     Total current liabilities                                  4,276              4,340
                                                         ------------       ------------
Long-term debt, net of current portion                          1,840              1,840
Revolving line of credit                                          792                792
                                                         ------------       ------------
                                                                6,908              6,972
                                                         ------------       ------------
Stockholders' equity:
Common stock                                                       68                 68
Additional paid-in capital                                      9,683              9,003
Retained deficit                                               (2,678)            (4,105)
                                                         ------------       ------------
                                                                7,073              4,966
                                                         ------------       ------------
                                                         $     13,981       $     11,938
                                                         ============       ============

                                                                        FOR THE YEAR ENDED
                                                                         December 31, 1996
                                                               -----------------------------------
                                                               As Previously
                                                                  Reported            As Restated
                                                               -------------         -------------
Revenues                                                       $      13,775         $      10,619
Cost of sales                                                          4,864                 4,274
                                                               -------------         -------------
       Gross profit                                                    8,911                 6,345
                                                               -------------         -------------
Operating expenses:
    Research and development                                           2,234                 2,234
    Sales and marketing                                                2,103                 2,187
    General and administrative                                         2,414                 2,529
    Special compensation expense                                       5,568                 5,568
                                                               -------------         -------------
         Total operating expenses                                     12,319                12,518
                                                               -------------         -------------
         Loss from operations                                         (3,408)               (6,173)
Interest income                                                           30                    31
Interest expense                                                        (162)                 (162)
                                                               -------------         -------------
         Loss before income taxes                                     (3,540)               (6,304)
Benefit for income taxes                                              (1,529)               (2,186)
                                                               -------------         -------------
         Net loss                                              $      (2,011)        $      (4,118)
                                                               =============         =============

Pro forma information:
     Loss before income taxes                                  $      (3,540)        $      (6,304)
     Pro forma benefit for income taxes                               (1,393)               (2,190)
                                                               -------------         -------------

     Pro forma net loss                                        $      (2,147)        $      (4,114)
                                                                =============         =============

     Pro forma net loss per share - Basic and Diluted          $       (0.31)        $       (0.61)
                                                               =============         =============

Weighted average common shares - Basic and Diluted                 6,968,712             6,783,078
                                                               =============         =============

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Transcrypt International, Inc.:

The audits referred to in our report dated June 26, 1998, included the related financial statement schedule as of December 31, 1996, and for each of the years in the two-year period ended December 31, 1996, included in Form 10-K/A. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KMPG PEAT MARWICK LLP

Omaha, Nebraska
June 26, 1998

SCHEDULE III - - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                   Balance at       Charged to       Charged                     Balance at
                                                   beginning        expenses         to other  Deductions          end
                                                   of period       (Provisions)      accounts  (Writeoffs)        of period
                                                   ---------       -----------       --------  -----------       ----------
Allowance for Bad Debts for the:
    Year Ended December 31, 1994                     68,973          139,059               --     20,018          188,014
    Year Ended December 31, 1995                    188,014           94,285               --    100,640          181,659
    Year Ended December 31, 1996                    181,659          288,596               --     40,004          430,251

Inventory Obsolescence Reserve for the:
    Year Ended December 31, 1994                      6,966          168,309               --    141,713           33,562
    Year Ended December 31, 1995                     33,562           61,496               --     13,016           82,041
    Year Ended December 31, 1996                     82,041          129,650               --    170,842           40,849

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

10.10* Private Label/Supplier Agreement for Analog Scrambling Modules between Motorola, Inc. and the Company dated as of August 8, 1995
               (incorporated herein by reference to Exhibit 10.10 to 1997Registration Statement).

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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

10.28+         Construction Loan, dated November 15, 1996, by and between
               Norwest Bank Nebraska, N.A., and the Company, together with related documents.

10.29+         Commercial Installment Note, dated January 9, 1997, related to
               Amended and Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company.

10.30+         Commercial Installment Note secured by equipment, dated December
               23, 1996, by and between Norwest Bank Nebraska, N.A., and the
               Company, together with Security Agreement.

11.1           Statement re: Computation of Per Share Earnings.

23.1           Consent of KPMG Peat Marwick LLP.

27.1           Financial Data Schedule.

*       Confidential treatment has been granted as to a portion of this exhibit.

+ Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K filed with the SEC on March 5, 1997.