Form 10-Q/A
period 1997-03-31
TRANSCRYPT INTERNATIONAL INC
filed 1998-07-29
CIK 1023516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                        --------------------------------
                                   Form 10-Q/A
                                (Amendment No. 1)


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                           (As Restated, See Note 11)

                                                                  MARCH 31,           DECEMBER 31,
                                                                    1997                  1996
                                                                ------------           ------------
                              ASSETS                             (unaudited)
Current assets:
       Cash and cash equivalents                                $ 14,025,895           $         --
       Accounts receivable, net                                    2,003,889              1,256,800
       Inventory                                                   3,806,090              2,852,571
       Income taxes recoverable                                           --                213,329
       Prepaid expenses and other current assets                     217,495                 88,692
       Deferred tax assets                                         2,060,628              1,773,140
                                                                ------------           ------------
            Total current assets                                  22,113,997              6,184,532
                                                                ------------           ------------
       Property, plant and equipment, at cost                      6,975,111              6,100,051
       Less:  accumulated depreciation                            (1,962,147)            (1,774,966)
                                                                ------------           ------------
            Net property, plant and equipment                      5,012,964              4,325,085
                                                                ------------           ------------
       Deferred tax assets                                           515,157                438,983
       Intangible assets, net                                        394,355                421,470
       Deferred public offering costs                                     --                568,049
                                                                ------------           ------------
                                                                $ 28,036,473           $ 11,938,119
                                                                ============           ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Bank overdraft                                           $         --           $    385,694
       Revolving line of credit and bank notes payable                    --              1,022,000
       Current portion of long-term debt                              11,037                595,762
       Accounts payable                                              869,487              1,174,364
       Accrued expenses                                            1,219,728              1,162,011
       Income taxes payable                                           41,167                     --
                                                                ------------           ------------
            Total current liabilities                              2,141,419              4,339,831
                                                                ------------           ------------
       Long-term debt, net of current portion                      2,850,000              1,839,942
       Deferred revenue                                              226,559                     --
       Revolving line of credit                                           --                792,070
                                                                ------------           ------------
                                                                   5,217,978              6,971,843
                                                                ------------           ------------
Stockholders' equity:
       Common stock                                                   92,831                 67,831
       Additional paid-in capital                                 26,687,670              9,002,962
       Accumulated deficit                                        (3,962,006)            (4,104,517)
                                                                ------------           ------------
                                                                  22,818,495              4,966,276
                                                                ------------           ------------
                                                                $ 28,036,473           $ 11,938,119
                                                                ============           ============

See accompanying notes to the condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (Unaudited And As Restated, See Note 11)

                                                    THREE MONTHS ENDED MARCH 31,
                                                ---------------------------------
                                                   1997                   1996
                                                -----------           -----------
Revenues                                        $ 3,511,946           $ 2,441,612
Cost of sales                                     1,272,360               880,061
                                                -----------           -----------
       Gross profit                               2,239,586             1,561,551
Operating expenses:
    Research and development                        633,219               436,056
    Sales and marketing                             941,467               468,673
    General and administrative                      572,242               625,944
                                                -----------           -----------
       Total operating expenses                   2,146,928             1,530,673
                                                -----------           -----------
       Income from operations                        92,658                30,878
Interest income                                     125,475                    --
Interest expense                                    (49,087)              (18,612)
                                                -----------           -----------
       Income before income taxes                   169,046                12,266
Provision for income taxes                           26,535                    --
                                                -----------           -----------
       Net income                               $   142,511           $    12,266
                                                ===========           ===========

Pro forma information:
Income before pro forma income taxes            $   169,046           $    12,266
Pro forma provision for income taxes                 26,535                 4,375
                                                -----------           -----------
Pro forma net income                            $   142,511           $     7,891
                                                ===========           ===========
Pro forma net income per share - Basic          $      0.02           $      0.00
                                                ===========           ===========
                               - Diluted        $      0.02           $      0.00
                                                ===========           ===========
Weighted average common shares - Basic            8,699,745             6,783,078
                                                ===========           ===========
                               - Diluted          9,281,849             7,325,492
                                                ===========           ===========



See accompanying notes to the condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (Unaudited And As Restated, See Note 11)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------------
                                                                                         1997                   1996
                                                                                     ------------           ------------
Net cash flow provided by (used in) operating activities                             $ (2,655,417)          $    939,432
                                                                                     ------------           ------------

Cash flow from investing activities:
  Purchase of fixed assets                                                               (687,879)              (164,983)
  Payment under noncompete agreement                                                           --                (85,000)
                                                                                     ------------           ------------
           Net cash used in investing activities                                         (687,879)              (249,983)
                                                                                     ------------           ------------

Cash flow from financing activities:

  Issuance of industrial development revenue bonds                                      2,850,000                     --
  Payment of industrial development revenue bonds                                        (850,000)                    --
  Debt issuance costs of industrial development revenue bonds                             (75,493)                    --
  Payment on term loans, lines of credit and capitalized leases                        (1,879,330)              (100,800)
  Bank overdraft                                                                         (385,694)                    --
  Proceeds from IPO, net                                                               17,709,708                     --
                                                                                     ------------           ------------
           Net cash provided by (used in) financing activities                         17,369,191               (100,800)
Net increase in cash                                                                   14,025,895                588,649
Cash and cash equivalent, beginning of period                                                  --                291,712
                                                                                     ------------           ------------
Cash and cash equivalent, end of period                                              $ 14,025,895           $    880,361
                                                                                     ============           ============

See accompanying notes to the condensed consolidated financial statements

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited And as Restated, See Note 11)

1. GENERAL

         The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1996 has been taken from restated audited financial statements at that date and condensed. The condensed consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the restated consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1996. The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

         Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods to conform to the current year's presentation.

2. ORGANIZATION AND CONSOLIDATION

         Transcrypt International, Ltd. (the "Predecessor") was a limited partnership formed in 1991 composed of the general partner, Transcrypt International, Inc., a Nebraska corporation, and various limited partners. Effective June 30, 1996, the assets and liabilities of the partnership were merged tax-free into a Delaware corporation, Transcrypt International, Inc. Each respective partnership unit was converted pro rata into common shares of the Company.

         The restated condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

3. PRO FORMA PROVISION FOR INCOME TAXES

         The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a C Corporation under the Internal Revenue Code of 1986, as amended, for the three months ended March 31, 1996.

4. PRO FORMA NET INCOME PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires a basic calculation of earnings per share ("EPS"), based upon the weighted average number of common shares outstanding during the period. FAS 128 also requires a diluted EPS calculation that reflects the potential dilution from common stock equivalents such as stock options. All current and prior periods' EPS calculations included herein have been restated under the provisions of FAS 128. Pro forma net income per share - diluted includes incremental shares for outstanding stock options of 582,104 and 542,414 shares for the three months ended March 31, 1997 and 1996, respectively.

         Pro forma net income per share for 1996 is computed on the basis of the weighted average number of partnership interest units outstanding during the period converted into common shares on a one-to-one ratio, and adjusted for the stock split discussed below.

       STOCK SPLIT

       On September 30, 1996, the Board of Directors and the stockholders approved an increase in the Company's authorized common shares from 10 million to 20 million. On November 18, 1996, the Company declared a 1.3106311-for-1 stock split in the form of a stock dividend. All shares and per share information have been restated to reflect the split.


5. INITIAL PUBLIC OFFERING

         On January 22, 1997, the Company completed an initial public offering of 2,900,000 shares of common stock at a price of $8.00 per share. Of the 2,900,000 shares offered, 2,500,000 shares were sold by the Company and 400,000 were sold by certain of the Company's stockholders. The Company's net proceeds from the offering, after underwriting commissions and expenses, were approximately $17,710,000.

         A portion of the Company's net proceeds from the offering was used to retire certain term and installment notes payable and the revolving lines of credit, as described in Notes 7 and 8. As of April 21, 1997, the remaining net proceeds were being used for general working capital purposes and to support the Company's growth and business strategy.


6. INVENTORY

         The following is a summary of inventory at March 31, 1997 and December 31, 1996:


                                  March 31, 1997    December 31, 1996
                                    ----------          ----------

Raw materials and supplies          $1,739,282          $1,373,415

Work in progress                       291,523             715,032

Finished goods                       1,775,285             764,124
                                    ----------          ----------

                                    $3,806,090          $2,852,571
                                    ==========          ==========

7. REVOLVING LINES OF CREDIT

         As of March 31, 1997, the Company had a working capital revolving line of credit not to exceed $3,000,000, calculated using a specified borrowing base of eligible inventories and accounts receivable. In addition, the Company had a second revolving capital line of credit not to exceed $1,000,000, calculated using a specified borrowing base of certain eligible fixed assets. At December 31, 1996, the Company had $1,022,000 outstanding on the working capital line of credit and $792,070 outstanding on the capital line of credit. On January 27, 1997, these revolving lines of credit were repaid in full using a portion of the net proceeds from the initial public offering.

8. LONG-TERM DEBT

         On January 27, 1997, two term notes payable (totaling $626,791 at December 31, 1996) and an installment note payable (totaling $359,017 at December 31, 1996) were repaid using a portion of the net proceeds from the initial public offering.

         On March 25, 1997, industrial development revenue bonds payable (totaling $850,000 at December 31, 1996) and a construction note payable (totaling $584,797 at December 31, 1996) were repaid through the issuance of new industrial revenue bonds totaling $2,850,000. The new industrial revenue bonds are due in annual principal payments of $140,000, plus interest at a variable rate (3.5% at March 31, 1997), starting March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000, plus interest at a variable rate, due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due March 1, 2017. At March 31, 1997, the remaining net proceeds of $1,054,252 (net of debt offering costs) were held in escrow for the Company pending the completion of the construction project and related purchase of certain fixed assets by the Company.


9. COMMITMENTS AND CONTINGENCIES

         For discussion of Commitments and Contingencies see Note 13 of the Notes to the Company's Consolidated Financial Statements contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on July 15, 1998.

10. SUBSEQUENT EVENTS

         On July 31, 1997, the Company completed the acquisition of E.F. Johnson Company ("EFJ") in exchange for cash consideration of $436,000 and the issuance of 832,465 shares of the Company's common stock, with an approximate market value of $10,000,000. As of April 21, 1997, transaction costs and restructuring costs for changes to EFJ's operations were expected to approximate $5,000,000.

         EFJ develops and manufactures wireless communications products and systems primarily for the land mobile radio market.

         On October 20, 1997, the Company completed a secondary offering of 5,175,000 shares of common stock at a price of $21.00 per share. Of the 5,175,000 shares offered, 2,684,481 shares were sold by the Company and 2,490,519 were sold by certain of the Company's stockholders. The Company's net proceeds from the offering, after underwriting commissions and expenses, were approximately $52,939,000.

         On March 27, 1998, the Company issued a press release announcing that it would not file its 1997 Annual Report on Form 10-K with the SEC on March 31, 1998 because the audit of its 1997 financial statements was not yet completed. The Company also announced that (i) certain accounting principles relating primarily to revenue recognition were not yet resolved by the Company's independent accountants, (ii) the accountants and Company management were undertaking a review of the Company's accounting policies and (iii) adjustments would be made to the Company's previously announced financial results.


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

         On July 8, 1998, the Company's primary bank lender, U.S. Bank National Association ("U.S. Bank"), agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agreed to amend the credit facility by reducing the Company's required tangible net worth amount to $55 million from $70 million.


         The Company has been named as a defendant in several class action and other lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska, and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints also name one or more officers of the Company as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

         The complaints generally allege claims under Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The complaints seek unspecified compensatory damages, punitive damages, attorneys' fees and costs. The federal actions have recently been consolidated. The Company is not required to answer or otherwise respond to the federal complaints until a consolidated complaint is filed.

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

11. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         On February 6, 1998, the Company issued a press release announcing its consolidated financial results for 1997. Subsequently, it was determined to be necessary to restate its previously released results for the three months and year ended December 31, 1997, the Company's financial statements as of and for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December 31 during 1997 and 1996.

     The restatements for the quarters ended March 31, 1997 and 1996, and the year ended December 31, 1996, relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event; (ii) revenue recognition for certain sales where a formal written agreement was not received; and (iii) revenue recognized on sales of certain products which were subsequently returned to the Company. As a result, the financial statements of the Company have been restated from amounts previously reported.

         The summary of the significant restatements as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996 is as follows:

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                 As of March 31, 1997                As of December 31, 1996
                                                           -------------------------------       -------------------------------
                                                           As Previously                        As Previously
                                                             Reported         As Restated          Reported         As Restated
                                                           ------------       ------------       ------------       ------------
                   ASSETS                                   (unaudited)       (unaudited)
Current assets:
      Cash and cash equivalents                            $ 14,025,895       $ 14,025,895       $         --       $         --
      Accounts Receivable, net                                5,970,533          2,003,889          4,215,403          1,256,800
      Inventory                                               2,855,133          3,806,090          2,261,381          2,852,571
      Income taxes recoverable                                       --                 --                 --            213,329
      Prepaid expenses and other current assets                 217,495            217,495             71,196             88,692
      Deferred tax assets                                       293,924          2,060,628            196,234          1,773,140
                                                           ------------       ------------       ------------       ------------
           Total current assets                              23,362,980         22,113,997          6,744,214          6,184,532
                                                           ------------       ------------       ------------       ------------
      Property, plant and equipment, at cost                  7,603,486          6,975,111          6,672,832          6,100,051
      Less:  accumulated depreciation                        (1,922,599)        (1,962,147)        (1,765,394)        (1,774,966)
                                                           ------------       ------------       ------------       ------------
           Net property, plant and equipment                  5,680,887          5,012,964          4,907,438          4,325,085
                                                           ------------       ------------       ------------       ------------
      Deferred tax assets                                     1,723,190            515,157          1,723,190            438,983
      Intangible assets, net                                     36,022            394,355             38,137            421,470
      Deferred public offering costs                                 --                 --            568,049            568,049
                                                           ============       ============       ============       ============
                                                           $ 30,803,079       $ 28,036,473       $ 13,981,028       $ 11,938,119
                                                           ============       ============       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                       $         --       $         --       $    385,694       $    385,694
      Revolving line of credit and bank notes payable                --                 --          1,022,000          1,022,000
      Current portion of long-term debt                          11,037             11,037            595,762            595,762
      Accounts payable                                          869,487            869,487          1,174,364          1,174,364
      Accrued expenses                                        1,190,092          1,219,728            946,406          1,162,011
      Income taxes payable                                      406,390             41,167            151,894                 --
                                                           ------------       ------------       ------------       ------------
              Total current liabilities                       2,477,006          2,141,419          4,276,120          4,339,831
                                                           ------------       ------------       ------------       ------------
      Long-term debt, net of current portion                  2,850,000          2,850,000          1,839,942          1,839,942
      Deferred revenue                                               --            226,559                 --                 --
      Revolving line of credit                                       --                 --            792,070            792,070
                                                           ------------       ------------       ------------       ------------
                                                              5,327,006          5,217,978          6,908,132          6,971,843
                                                           ------------       ------------       ------------       ------------
Stockholders' equity:
      Common stock                                               92,831             92,831             67,831             67,831
      Additional paid-in capital                             27,379,139         26,687,670          9,683,381          9,002,962
      Accumulated deficit                                    (1,995,897)        (3,962,006)        (2,678,316)        (4,104,517)
                                                           ------------       ------------       ------------       ------------
                                                             25,476,073         22,818,495          7,072,896          4,966,276
                                                           ============       ============       ============       ============
                                                           $ 30,803,079       $ 28,036,473       $ 13,981,028       $ 11,938,119
                                                           ============       ============       ============       ============

                 TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     FOR THE THREE MONTHS ENDED
                                                  -----------------------------------------------------------------
                                                          March 31, 1997                       March 31, 1996
                                                  -----------------------------      ------------------------------
                                                  As Previously                      As Previously
                                                   Reported         As Restated         Reported        As Restated
                                                  -----------       -----------       -----------       -----------
Revenues                                          $ 4,728,403       $ 3,511,946       $ 2,580,215       $ 2,441,612
Cost of sales                                       1,632,127         1,272,360           911,138           880,061
                                                  -----------       -----------       -----------       -----------
             Gross profit                           3,096,276         2,239,586         1,669,077         1,561,551
                                                  -----------       -----------       -----------       -----------
Operating expenses:
    Research and development                          633,219           633,219           436,056           436,056
    Sales and marketing                             1,086,117           941,467           430,750           468,673
    General and administrative                        478,306           572,242           625,944           625,944
                                                  -----------       -----------       -----------       -----------
              Total operating expenses              2,197,642         2,146,928         1,492,750         1,530,673
                                                  -----------       -----------       -----------       -----------
               Income from operations                 898,634            92,658           176,327            30,878
Interest income                                       125,475           125,475                --                --
Interest expense                                      (49,087)          (49,087)          (18,612)          (18,612)
                                                  -----------       -----------       -----------       -----------
               Income before income taxes             975,022           169,046           157,715            12,266
Provision for income taxes                            292,507            26,535                --                --
                                                  ===========       ===========       ===========       ===========
               Net income                         $   682,515       $   142,511       $   157,715       $    12,266
                                                  ===========       ===========       ===========       ===========

      Pro forma information:
      Income before pro forma income taxes        $   975,022       $   169,046       $   157,715       $    12,266
      Pro forma provision for income taxes            292,507            26,535            37,930             4,375
                                                  ===========       ===========       ===========       ===========
      Pro forma net income                        $   682,515       $   142,511       $   119,785       $     7,891
                                                  ===========       ===========       ===========       ===========
      Pro forma net income per share - Basic      $      0.08       $      0.02       $      0.02       $      0.00
                                                  ===========       ===========       ===========       ===========
                                     - Diluted    $      0.07       $      0.02       $      0.02       $      0.00
                                                  ===========       ===========       ===========       ===========
      Weighted average common shares - Basic        8,699,744         8,699,745         6,783,078         6,783,078
                                                  ===========       ===========       ===========       ===========
                                     - Diluted      9,177,989         9,281,849         6,968,712         7,325,492
                                                  ===========       ===========       ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain restated Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

                                                         THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------------------------
                                                      1997                           1996
                                          -------------------------      --------------------------
Revenues                                  $ 3,511,946         100.0%     $ 2,441,612         100.0%
Cost of sales                               1,272,360          36.2%         880,061          36.0%
                                          -----------       -------      -----------       -------
     Gross profit                           2,239,586          63.8%       1,561,551          64.0%
Operating expenses
    Research and development                  633,219          18.0%         436,056          17.9%
    Sales and marketing                       941,467          26.8%         468,673          19.2%
    General and administrative                572,242          16.3%         625,944          25.6%
                                          -----------       -------      -----------       -------
     Total operating expenses               2,146,928          61.1%       1,530,673          62.7%
                                          -----------       -------      -----------       -------
     Income from operations                    92,658           2.6%          30,878           1.3%
Interest income                               125,475           3.6%              --           0.0%
Interest expense                              (49,087)         (1.4)%        (18,612)         (0.8)%
                                          -----------       -------      -----------       -------
     Income before income taxes               169,046           4.8%          12,266           0.5%
Provision for income taxes                     26,535           0.8%              --           0.0%
                                          -----------       -------      -----------       -------
     Net income                           $   142,511           4.1%     $    12,266           0.5%
                                          ===========       =======      ===========       =======
Income before pro forma income taxes          169,046           4.8%          12,266           0.5%
Pro forma provision for income taxes           26,535           0.8%           4,375           0.2%
                                          -----------       -------      -----------       -------
Pro forma net income                      $   142,511           4.1%     $     7,891           0.3%
                                          ===========       =======      ===========       =======

     Discussions of certain matters contained in this Quarterly Report on Form 10-Q/A may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, both in domestic and international markets, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements and from historical results. Among the factors that could cause such a difference include the following: business conditions generally, the state of the overall economy, development of the markets for the Company's products, including the domestic digital land mobile radio market, availability of third-party compatible products, other competitive factors, and the risks and uncertainties discussed in the Company's reports filed with the Securities and Exchange Commission, including under the caption "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     Revenues increased 43.8% to $3.5 million during the first quarter of 1997 from $2.4 million during the first quarter of 1996. This increase was attributable primarily to revenues in the first quarter of 1997 associated with several large sales contracts and the completion of the remaining minimum shipments of socket scrambler modules to Motorola called for under an agreement with the Company. Sales of the Company's core security products for the land mobile radio ("LMR") and cellular telephone markets continued to grow in the first quarter of 1997, particularly in international markets, while sales of the Company's recently introduced digital LMRs were not significant in the first quarter of 1997.

     In August 1995, the Company entered into a three-year supply agreement with Motorola to provide socket scrambler modules at fixed prices for domestic markets. Such agreement provided for minimum purchases by Motorola of $3.7 million of socket scrambler modules during the 18-month period beginning on April 1, 1996 (of which $2.1 million had been purchased as of December 31, 1996). In the first quarter of 1997, this agreement was amended such that Motorola agreed to complete its minimum purchase commitment by purchasing $1.0 million of socket scrambler modules, which are exportable into certain international markets. Although Motorola has no further minimum purchase requirement under the agreement, as of April 21, 1997, the Company believed that the opportunity to sell exportable products into foreign markets through Motorola under the terms of the supply agreement would, in the future, allow the Company to expand the markets in which it serves in Latin American and Asia.

     International sales as a percentage of revenues were approximately 73.0% and 36.5% during the first quarters of 1997 and 1996, respectively. The Company believes that the proportion of international sales in the first quarter of 1997 was unusually high, reflecting sales of items for export to several large customers, including Motorola. As of April 21, 1997, the Company anticipated that international sales would continue to represent a significant portion of revenues in the future, although domestic sales might increase as a percentage of revenues in the future due to the Company's increased marketing emphasis on domestic sales, including the expanded marketing domestically of the Company's digital radio products in 1997.

GROSS PROFIT

     Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit increased to $2.2 million in the first quarter of 1997 from $1.6 million in the first quarter of 1996. In addition, gross margin remained relatively constant, decreasing to 63.8% in the first quarter of 1997 from 64.0% in the first quarter of 1996. The gross margin declined as a result of product mix. Shipments of the Company's stand-alone LMR and cellular telephone products continued in the first quarter of 1997, which generally have lower gross margins than add-on modules and other products. Overall margins remained relatively strong since the Company's core add-on products continued to account for a significant portion of sales during the quarter. Future gross margins are likely to vary based predominantly upon the mix of products comprising revenues for that period.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. Research and development expenses increased to $633,000 in the first quarter of 1997 from $436,000 in the first quarter of 1996. This increase was due primarily to expenses related to the continuing development of the Company's APCO 25 digital LMRs and telephony products, and expanded development efforts related to the Company's proposed data security products. Research and development expenses as a percentage of revenues increased to 18.0% in the first quarter of 1997 from 17.9% in the first quarter of 1996. As of April 21, 1997, the Company anticipated that it would continue to devote increased overall resources to research and development during 1997 relative to 1996.


SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, bad debt provisions and trade show participation. Sales and marketing expenses increased to $941,000 in the first quarter of 1997 from $469,000 in the first quarter of 1996, primarily due to the addition of direct sales personnel and associated expenses. Sales and marketing expenses increased as a percentage of revenues to 26.8% in the first quarter of 1997 from 19.2% in the first quarter of 1996, due to the large increase in expenditures in the first quarter of 1997. As of April 21, 1997, the Company expected to continue its increased commitment to sales and marketing during 1997 through the addition of direct sales and marketing personnel, primarily to support the introduction of new products, including digital LMRs.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions and amortization of intangible assets. General and administrative expenses decreased to $572,242 in the first quarter of 1997 from $625,944 in the first quarter of 1996. Amortization expense decreased to $27,000 in the first quarter of 1997 from $276,000 in the first quarter of 1996, which was partially offset by an increase in cost attributable primarily to the addition of several administrative employees and costs associated with becoming a publicly-held company in the first quarter of 1997. Amortization expense for the first three months of 1997 included the amortization of a license fee with Motorola. 1996 intangible assets consisted primarily of the costs associated with the acquisition of the Company's business in December 1991. The Company amortized these intangible assets on a straight-line basis over a 60-month period, which resulted in an amortization expense of $276,000 in the first quarter of 1996. As of April 21, 1997, the Company expected to continue to incur additional general and administrative expenses in 1997 due to costs associated with being a publicly-held company and upgrades to the Company's management information systems. General and administrative expenses as a percentage of revenues decreased to 16.3% in the first quarter of 1997 from 25.6% in the first quarter of 1996.

NET INTEREST INCOME (EXPENSE)

     Net interest income (expense) consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's term and installment loans and bank lines of credit. Net interest income was $76,000 in the first quarter of 1997 and net interest expense was ($19,000) in the first quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of April 21, 1997, the Company had financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, an initial public offering completed on January 22, 1997, and cash flow generated from operations in years prior to 1997. The Company's operating activities used cash of $2.7 million in the first quarter of 1997 and generated cash of $939,000 in the first quarter of 1996. Cash used in operating activities in the first quarter of 1997 consisted primarily of an increase in accounts receivable and inventory and a decrease in accounts payable offset in part by net income plus depreciation and an increase in accrued expenses. Cash provided by operating activities in the first quarter of 1996 consisted primarily of net income plus depreciation and amortization and a decrease in accounts receivable, offset in part by a decrease in accrued expenses.

     The deferred tax assets totaling $2.6 million (which resulted primarily from the stock option related special compensation expense of $5.4 million incurred in September 1996) were 9.2% and 11.3% of total assets and stockholders' equity, respectively, at March 31, 1997. Management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded.

     Cash used for investing activities, attributable primarily to capital expenditures, totaled $688,000 and $250,000 in the first quarter of 1997 and 1996, respectively. Capital expenditures consisted primarily of computer and networking equipment, office furniture and manufacturing equipment for both quarters and expenses related to the construction at the Company's Lincoln facility in the first quarter of 1997. In August 1996, the Company began construction of a 21,000 square foot expansion of its existing Lincoln facility at an estimated final cost of $1.0 million, primarily to accommodate additional manufacturing capacity. As of April 21, 1997, the expansion was expected to be completed in the second quarter of 1997. As of March 31, 1997, the Company had no additional firm commitments for capital expenditures, but the Company still expected to purchase additional computer equipment and replace its current management information system in 1997.

     Financing activities, which have consisted primarily of borrowings under and payments on an industrial development revenue bond issue ("IDR"), term and installment notes payable, a construction loan and bank lines of credit and proceeds received from the Company's initial public offering completed on January 22, 1997 totaled $17.4 million cash provided and $101,000 cash used during the first quarters of 1997 and 1996, respectively.

     The Company's two term notes were secured by substantially all of the Company's assets, with interest payable at the bank's regional money market rate plus 0.5%. The installment note was secured specifically by equipment with interest at the bank's national prime rate plus 0.5%. The bank lines of credit provided for working capital and capital advances not to exceed $4.0 million, with specific advances calculated based upon a percentage of eligible inventories, accounts receivable and fixed assets. As of April 21, 1997, interest was payable monthly at the bank's money market rate and the lines of credit were collateralized by substantially all of the Company's assets. The Company paid off all of the outstanding balances on the two term notes, the installment note and the bank lines of credit on January 27, 1997.

     At March 31, 1997, the Company had outstanding a construction loan to fund the expansion of its existing Lincoln facility, with an outstanding principal balance of $585,000. Interest on this loan was payable monthly at the bank's national money market rate plus 0.5% with the principal balance maturing in August 1997.

     The IDR outstanding at December 31, 1996 totaled $850,000 in principal amount, bore a fixed interest rate of 6.25%, was non-amortizing and was scheduled to mature in January 2004. On March 25, 1997, the existing IDR of $850,000 and the construction note payable of $892,000 were repaid through the issuance of a new IDR totaling $2,850,000. The new IDR is due in annual principal payments of $140,000, plus interest at a variable rate (3.5% at March 31, 1997), beginning March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000, plus interest at a variable rate, due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. At March 31, 1997, the remaining net proceeds of $1.1 million (net of debt offering costs and the aforementioned repayments) were held in escrow for the Company pending the completion of the Company's construction project and related purchases of certain fixed assets.

     As of April 21, 1997, the Company intended to retain earnings, if any, to support its growth strategy and did not anticipate paying cash dividends in the foreseeable future.

     As of April 21, 1997, the Company believed that cash generated from operations and the net proceeds of $17.7 million from the sale of common stock in the initial public offering completed on January 22, 1997, together with the Company's cash, cash equivalents and lines of credit, would be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion plans through at least 1997.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

          PART II. OTHER INFORMATION

ITEMS 1 - 5.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     The following exhibits are being filed herewith:

EXHIBIT
   NO.                                 DESCRIPTION
-------        -----------------------------------------------------------------


10.10.1*       Second Amendment, dated March 31, 1997, to Private Label/Supplier
               Agreement for Analog Scrambling Modules between Motorola, Inc.
               and the Company dated as of August 8, 1995. (1)

10.27.1        Fifth Amendment, dated as of March 1, 1997, to Amended and
               Restated Loan Agreement, dated as of May 18, 1994, by and between Norwest Bank Nebraska, N.A., and the Company. (1)

10.31          Nebraska Investment Finance Authority $2,850,000 Variable Rate
               Demand Industrial Development Revenue Bond (Transcrypt
               International, Inc. Project), Series 1997, dated as of March 25,
               1997. (1)

10.32          Trust Indenture, dated as of March 1, 1997, for $2,850,000
               Variable Rate Demand Industrial Development Revenue Bond
               (Transcrypt International, Inc. Project), Series 1997, between
               Nebraska Investment Finance Authority as Issuer and Norwest Bank
               Nebraska, N.A. as Trustee. (1)

10.33          Loan Agreement, dated as of March 1, 1997, for $2,850,000
               Variable Rate Demand Industrial Development Revenue Bond
               (Transcrypt International, Inc. Project), Series 1997, between
               Nebraska Investment Finance Authority as Issuer and the Company.
               (1)

11             Computation of pro forma net income per share.

27             Financial Data Schedule

----------

(1) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the SEC on April 21, 1997.

         * Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

 (B) REPORTS ON FORM 8-K

         The registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRANSCRYPT INTERNATIONAL, INC.




Date:    July 28, 1998               By:  /s/ CRAIG J. HUFFAKER
                                        ----------------------------------------
                                        Craig J. Huffaker
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)