Form 10-Q/A
period 1997-06-30
TRANSCRYPT INTERNATIONAL INC
filed 1998-07-29
CIK 1023516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


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




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES        NO  X
                                             -----     -----

         As of August 13, 1997, 10,115,543 shares of the Registrant's Common Stock were outstanding.

                      PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                           (As Restated, See Note 11)

                                                                JUNE 30,             DECEMBER 31,
                                                                  1997                   1996
                                                              ------------           ------------
                        ASSETS                                (unaudited)
Current assets:
     Cash and cash equivalents                                $ 12,699,287           $         --
     Accounts receivable, net                                    1,442,069              1,256,800
     Inventory                                                   3,612,964              2,852,571
     Income taxes recoverable                                           --                213,329
     Prepaid expenses and other current assets                     176,430                 88,692
     Deferred tax assets                                         3,019,750              1,773,140
                                                              ------------           ------------
          Total current assets                                  20,950,500              6,184,532
                                                              ------------           ------------
     Property, plant and equipment, at cost                      7,637,241              6,100,051
     Less:  accumulated depreciation                            (2,164,476)            (1,774,966)
                                                              ------------           ------------
          Net property, plant and equipment                      5,472,765              4,325,085
                                                              ------------           ------------
     Deferred tax assets                                           754,937                438,983
     Intangible assets, net                                        373,055                421,470
     Deferred public offering costs                                     --                568,049
     Other assets                                                   39,158                     --
                                                              ------------           ------------
                                                              $ 27,590,415           $ 11,938,119
                                                              ============           ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft                                           $         --           $    385,694
     Revolving line of credit and bank notes payable               152,000              1,022,000
     Current portion of long-term debt                               6,893                595,762
     Accounts payable                                            1,193,043              1,174,364
     Accrued expenses                                            1,215,192              1,162,011
                                                              ------------           ------------
          Total current liabilities                              2,567,128              4,339,831
                                                              ------------           ------------
     Long-term debt, net of current portion                      2,850,000              1,839,942
     Deferred revenue                                              145,026                     --
     Revolving line of credit                                           --                792,070
                                                              ------------           ------------
                                                                 5,562,154              6,971,843
                                                              ------------           ------------
Stockholders' equity:
     Common stock                                                   92,831                 67,831
     Additional paid-in capital                                 26,687,670              9,002,962
     Accumulated deficit                                        (4,752,240)            (4,104,517)
                                                              ------------           ------------
                                                                22,028,261              4,966,276
                                                              ------------           ------------
                                                              $ 27,590,415           $ 11,938,119
                                                              ============           ============

     See accompanying notes to the condensed consolidated financial statements.

                     TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 AND
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                        (Unaudited And As Restated, See Note 11)

                                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                            JUNE 30,                                    JUNE 30,
                                                ---------------------------------           ---------------------------------
                                                    1997                  1996                  1997                  1996
                                                -----------           -----------           -----------           -----------
Revenues                                        $ 2,914,574           $ 2,577,453           $ 6,426,520           $ 5,019,065
Cost of sales                                     2,288,912               903,420             3,561,272             1,783,481
                                                -----------           -----------           -----------           -----------
         Gross profit                               625,662             1,674,033             2,865,248             3,235,584
                                                -----------           -----------           -----------           -----------
Operating expenses:
    Research and development                        682,570               648,562             1,315,789             1,084,618
    Sales and marketing                             731,426               404,370             1,672,893               873,043
    General and administrative                      651,452               614,707             1,223,694             1,240,651
                                                -----------           -----------           -----------           -----------
         Total operating expenses                 2,065,448             1,667,639             4,212,376             3,198,312
                                                -----------           -----------           -----------           -----------
         Income (loss) from operations           (1,439,786)                6,394            (1,347,128)               37,272
Interest income                                     192,167                    --               317,642                24,614
Interest expense                                    (32,685)              (31,883)              (81,772)              (75,109)
                                                -----------           -----------           -----------           -----------
         Loss before income taxes                (1,280,304)              (25,489)           (1,111,258)              (13,223)
Benefit for income taxes                           (490,070)                   --              (463,535)                   --
                                                -----------           -----------           -----------           -----------
         Net loss                               $  (790,234)          $   (25,489)          $  (647,723)          $   (13,223)
                                                ===========           ===========           ===========           ===========

Pro forma information:
Loss before pro forma income taxes              $(1,280,304)          $   (25,489)          $(1,111,258)          $   (13,223)
Pro forma benefit for income taxes                 (490,070)               (8,921)             (463,535)               (4,546)
                                                -----------           -----------           -----------           -----------
Pro forma net loss                              $  (790,234)          $   (16,568)          $  (647,723)          $    (8,677)
                                                ===========           ===========           ===========           ===========
Pro forma net loss per share
                 - Basic and Diluted            $     (0.09)          $     (0.00)          $     (0.07)          $     (0.00)
                                                ===========           ===========           ===========           ===========
Weighted average common shares
                 - Basic and Diluted              9,283,078             6,783,078             8,991,412             6,783,078
                                                ===========           ===========           ===========           ===========



   See accompanying notes to the condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                    (Unaudited And As Restated, See Note 11)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                         -----------------------------------
                                                                              1997                   1996
                                                                         ------------           ------------
Net cash flow provided by (used in) operating activities                 $ (2,922,512)          $  1,229,126
                                                                         ------------           ------------

Cash flow from investing activities:
  Purchase of fixed assets                                                 (1,184,821)              (544,879)
  Payment under noncompete agreement                                               --               (170,000)
                                                                         ------------           ------------
           Net cash used in investing activities                           (1,184,821)              (714,879)
                                                                         ------------           ------------

Cash flow from financing activities:

  Issuance of industrial development revenue bonds                          2,850,000                     --
  Payment of industrial development revenue bonds                            (850,000)                    --
  Debt issuance costs of industrial development revenue bonds                 (75,493)                    --
  Payment on term loans, lines of credit and capitalized leases            (2,441,901)              (206,970)
  Bank overdraft                                                             (385,694)                    --
  Partnership distributions paid                                                   --               (181,001)
  Proceeds from IPO, net                                                   17,709,708                     --
                                                                         ------------           ------------
           Net cash provided by (used in) financing activities             16,806,620               (387,971)
Net increase in cash                                                       12,699,287                126,276
Cash and cash equivalent, beginning of period                                      --                291,712
                                                                         ------------           ------------
Cash and cash equivalent, end of period                                  $ 12,699,287           $    417,988
                                                                         ============           ============


   See accompanying notes to the condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited and as Restated, See Note 11)


1.       GENERAL

         The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1996 has been taken from restated audited financial statements at that date and condensed. The condensed consolidated financial statements as of June 30, 1997 and for the three months and the six months ended June 30, 1997 and 1996 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the restated consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1996. The results of operations and cash flows for the six months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

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

3.       PRO FORMA PROVISION FOR INCOME TAXES

         The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a "C" Corporation under the Internal Revenue Code of 1986, as amended, for the six months ended June 30, 1996.

4.       PRO FORMA NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires a basic calculation of earnings per share ("EPS"), based upon the weighted average number of common shares outstanding during the period. FAS 128 also requires a diluted EPS calculation that reflects the potential dilution from common stock equivalents such as stock options. All current and prior years' EPS calculations included herein have been restated under the provisions of FAS 128. As the three months and six months ended June 30, 1997 and 1996 have net losses, the impact of the outstanding stock options on weighted average common shares is anti-dilutive.

       Pro forma net loss per share for 1996 is computed on the basis of the weighted average number of partnership interest units outstanding during the period converted into common shares on a one-to-one ratio, and adjusted for a stock split discussed below.

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

         A portion of the Company's net proceeds from the offering was used to retire certain term and installment notes payable and the revolving lines of credit, as described in Notes 7 and 8. The remaining net proceeds, as of August 14, 1997, were being used for general working capital purposes and to support the Company's growth and business strategy.

6.       INVENTORY

         The following is a summary of inventory at June 30, 1997 and December 31, 1996:



                                   June 30, 1997     December 31, 1996
                                   -------------    -------------------
Raw materials and supplies          $1,531,905          $1,373,415

Work in progress                       536,044             715,032

Finished goods                       1,545,015             764,124
                                    ----------          ----------
                                    $3,612,964          $2,852,571
                                    ==========          ==========


7.       REVOLVING LINES OF CREDIT

         As of June 30, 1997, the Company had a working capital revolving line of credit not to exceed $3,000,000, calculated using a specified borrowing base of eligible inventories and accounts receivable. In addition, the Company had a second revolving capital line of credit not to exceed $1,000,000, calculated using a specified borrowing base of certain eligible fixed assets. At December 31, 1996, the Company had $1,022,000 outstanding on the working capital line of credit and $792,070 on the capital equipment line of credit. On January 27, 1997, these revolving lines of credit were repaid in full using a portion of the net proceeds from the initial public offering. As of June 30, 1997, the Company had $152,000 outstanding on the working capital line of credit. As of August 14, 1997, the Company had established an irrevocable standby letter of credit in the amount of $436,000, payable to creditors of E.F. Johnson Company ("EFJ") and expiring July 22, 1998, and an irrevocable standby letter of credit in the amount of $1,564,000 for performance bonds under contracts entered into by EFJ expiring June 12, 1998. Both of such standby letters of credit are automatically extended annually unless notified otherwise by the Company.

8.       LONG-TERM DEBT

         On January 27, 1997, the two term notes payable (totaling $626,791 at December 31, 1996) and an installment note payable (totaling $359,017 at December 31, 1996) were repaid in full using a portion of the net proceeds from the initial public offering.

         On March 25, 1997, the industrial development revenue bonds payable (totaling $850,000 at December 31, 1996) and the construction note payable (totaling $584,797 at December 31, 1996) were repaid through the issuance of new industrial revenue bonds totaling $2,850,000. The new industrial revenue bonds are due in annual principal payments of $140,000, plus interest at a variable rate (4.5% at June 30, 1997), starting March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000, plus interest at a variable rate, due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due March 1, 2017. At June 30, 1997, the remaining net proceeds of $650,000 (net of debt offering costs) were held in escrow for the Company pending the purchase of certain fixed assets by the Company.

9.       COMMITMENTS AND CONTINGENCIES

         For discussion of Commitments and Contingencies see Note 13 of the Notes to the Company's Consolidated Financial Statements contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on July 15, 1998.

10.      SUBSEQUENT EVENTS

         On July 31, 1997, the Company completed the acquisition of EFJ in exchange for cash consideration of $436,000 and the issuance of 832,465 shares of the Company's common stock, with an approximate market value of $10,000,000. As of August 14, 1997, transaction costs and restructuring costs for changes to EFJ's operations were expected to approximate $5,000,000.

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

         The complaints generally allege claims under Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The complaints seek unspecified compensatory damages, punitive damages, attorneys' fees and costs. The federal actions have recently been consolidated. The Company is not required to answer or otherwise respond to the federal complaints until after a consolidated complaint is filed.

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

         The restatements for the quarters ended June 30, 1997 and 1996 and the year ended December 31, 1996, relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event; (ii) revenue recognition for certain sales where a formal written agreement was not received; and (iii) revenue recognized on sales of certain products which were subsequently returned to the Company. As a result, the financial statements of the Company have been restated from amounts previously reported.

         The summary of the significant restatements as of June 30, 1997 and December 31, 1996 and for the three months and six months ended June 30, 1997 and 1996 is as follows:

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                                               As of June 30, 1997               As of December 31, 1996
                                                          ------------------------------      ------------------------------
                                                          As Previously                       As Previously
                                                                            As Restated                         As Restated
                                                            Reported                           Reported
                                                          ------------      ------------      ------------      ------------
                            ASSETS                           (unaudited)       (unaudited)
Current assets:
      Cash and cash equivalents                           $ 12,699,287      $ 12,699,287      $         --      $         --
      Accounts receivable, net                               7,923,373         1,442,069         4,215,403         1,256,800
      Inventory                                              2,718,157         3,612,964         2,261,381         2,852,571
      Income taxes recoverable                                      --                --                --           213,329
      Prepaid expenses and other current assets                176,430           176,430            71,196            88,692
      Deferred tax assets                                      320,287         3,019,750           196,234         1,773,140
                                                          ------------      ------------      ------------      ------------
           Total current assets                             23,837,534        20,950,500         6,744,214         6,184,532
                                                          ------------      ------------      ------------      ------------
      Property, plant and equipment, at cost                 8,320,682         7,637,241         6,672,832         6,100,051
      Less:  accumulated depreciation                       (2,099,066)       (2,164,476)       (1,765,394)       (1,774,966)
                                                          ------------      ------------      ------------      ------------
           Net property, plant and equipment                 6,221,616         5,472,765         4,907,438         4,325,085
                                                          ------------      ------------      ------------      ------------
      Deferred tax assets                                    1,713,190           754,937         1,723,190           438,983
      Intangible assets, net                                    39,722           373,055            38,137           421,470
      Deferred public offering costs                                --                --           568,049           568,049
      Other assets                                              39,158            39,158                --                --
                                                          ------------      ------------      ------------      ------------
                                                          $ 31,851,220      $ 27,590,415      $ 13,981,028      $ 11,938,119
                                                          ============      ============      ============      ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                      $         --      $         --      $    385,694      $    385,694
      Revolving line of credit and bank notes payable          152,000           152,000         1,022,000         1,022,000
      Current portion of long-term debt                          6,893             6,893           595,762           595,762
      Accounts payable                                       1,193,043         1,193,043         1,174,364         1,174,364
      Accrued expenses                                       1,155,920         1,215,192           946,406         1,162,011
      Income taxes payable                                      52,496                --           151,894                --
                                                          ------------      ------------      ------------      ------------
            Total current liabilities                        2,560,352         2,567,128         4,276,120         4,339,831
                                                          ------------      ------------      ------------      ------------
      Long-term debt, net of current portion                 2,850,000         2,850,000         1,839,942         1,839,942
      Deferred revenue                                              --           145,026                --                --
      Revolving line of credit                                      --                --           792,070           792,070
                                                          ============      ============      ============      ============
                                                             5,410,352         5,562,154         6,908,132         6,971,843
                                                          ------------      ------------      ------------      ------------
Stockholders' equity:
      Common stock                                              92,831            92,831            67,831            67,831
      Additional paid-in capital                            27,368,184        26,687,670         9,683,381         9,002,962
      Retained deficit                                      (1,020,147)       (4,752,240)       (2,678,316)       (4,104,517)
                                                          ============      ============      ============      ============
                                                            26,440,868        22,028,261         7,072,896         4,966,276
                                                          ============      ============      ============      ============
                                                          $ 31,851,220      $ 27,590,415      $ 13,981,028      $ 11,938,119
                                                          ============      ============      ============      ============

                 TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                                              --------------------------------------------------------------
                                                                           1997                               1996
                                                              -----------------------------    ------------------------------
                                                              As Previously                    As Previously
                                                                Reported        As Restated       Reported        As Restated
                                                              -----------      -----------      -----------      -----------
Revenues                                                      $ 5,549,590      $ 2,914,574      $ 3,147,614      $ 2,577,453
Cost of sales                                                   2,232,762        2,288,912          938,609          903,420
                                                              -----------      -----------      -----------      -----------
          Gross profit                                          3,316,828          625,662        2,209,005        1,674,033
                                                              -----------      -----------      -----------      -----------
Operating expenses:
    Research and development                                      682,570          682,570          648,562          648,562
    Sales and marketing                                           879,095          731,426          404,372          404,370
    General and administrative                                    559,154          651,452          614,707          614,707
                                                              -----------      -----------      -----------      -----------
          Total operating expenses                              2,120,819        2,065,448        1,667,641        1,667,639
                                                              -----------      -----------      -----------      -----------
          Income (loss) from operations                         1,196,009       (1,439,786)         541,364            6,394
Interest income                                                   192,167          192,167               --               --
Interest expense                                                  (32,685)         (32,685)         (31,883)         (31,883)
                                                              -----------      -----------      -----------      -----------
          Income (loss) before income taxes                     1,355,491       (1,280,304)         509,481          (25,489)
Provision (benefit) for income taxes                              379,742         (490,070)              --               --
                                                              -----------      -----------      -----------      -----------
          Net Income (loss)                                   $   975,749      $  (790,234)     $   509,481      $   (25,489)
                                                              ===========      ===========      ===========      ===========
Pro forma information:
Income (loss) before pro forma income taxes                   $ 1,355,491      $(1,280,304)     $   509,481      $   (25,489)
Pro forma provision (benefit) for income taxes                    379,742         (490,070)          96,715           (8,921)
                                                              -----------      -----------      -----------      -----------
Pro forma net income (loss)                                   $   975,749      $  (790,234)     $   412,766      $   (16,568)
                                                              ===========      ===========      ===========      ===========
Pro forma net income (loss) per share - Basic and Diluted     $      0.10      $     (0.09)     $      0.06      $     (0.00)
                                                              ===========      ===========      ===========      ===========
Weighted average common shares - Basic and Diluted              9,876,806        9,283,078        6,968,712        6,783,078
                                                              ===========      ===========      ===========      ===========

                                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                              ------------------------------------------------------------------
                                                                           1997                               1996
                                                              -----------------------------       ------------------------------
                                                              As Previously                       As Previously
                                                                Reported        As Restated       Reported        As Restated
                                                              ------------      ------------      ------------      ------------
Revenues                                                      $ 10,277,993      $  6,426,520      $  5,727,829      $  5,019,065
Cost of sales                                                    3,864,889         3,561,272         1,849,747         1,783,481
                                                              ------------      ------------      ------------      ------------
          Gross profit                                           6,413,104         2,865,248         3,878,082         3,235,584
                                                              ------------      ------------      ------------      ------------
Operating expenses:
    Research and development                                     1,315,789         1,315,789         1,084,618         1,084,618
    Sales and marketing                                          1,965,212         1,672,893           835,122           873,043
    General and administrative                                   1,037,460         1,223,694         1,240,651         1,240,651
                                                              ------------      ------------      ------------      ------------
          Total operating expenses                               4,318,461         4,212,376         3,160,391         3,198,312
                                                              ------------      ------------      ------------      ------------
          Income (loss) from operations                          2,094,643        (1,347,128)          717,691            37,272
Interest income                                                    317,642           317,642            24,614            24,614
Interest expense                                                   (81,772)          (81,772)          (75,109)          (75,109)
                                                              ------------      ------------      ------------      ------------
          Income (loss) before income taxes                      2,330,513        (1,111,258)          667,196           (13,223)
Provision (benefit) for income taxes                               672,249          (463,535)               --                --
                                                              ------------      ------------      ------------      ------------
          Net Income (loss)                                   $  1,658,264      $   (647,723)     $    667,196      $    (13,223)
                                                              ============      ============      ============      ============
Pro forma information:
Income (loss) before pro forma income taxes                   $  2,330,513      $ (1,111,258)     $    667,196      $    (13,223)
Pro forma provision (benefit) for income taxes                     672,249          (463,535)          134,645            (4,546)
                                                              ------------      ------------      ------------      ------------
Pro forma net income (loss)                                   $  1,658,264      $   (647,723)     $    532,551      $     (8,677)
                                                              ============      ============      ============      ============
Pro forma net income (loss) per share - Basic and Diluted     $       0.17      $      (0.07)     $       0.08      $      (0.00)
                                                              ============      ============      ============      ============
Weighted average common shares - Basic and Diluted               9,596,406         8,991,412         6,968,712         6,783,078
                                                              ============      ============      ============      ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following tables set forth certain restated Consolidated Statements of operations information as a percentage of revenues during the periods indicated:



                                                                THREE MONTHS ENDED JUNE 30,
                                                   ----------------------------------------------------
                                                             1997                          1996
                                                   -----------------------      -----------------------
Revenues                                           $ 2,914,574      100.0%      $ 2,577,453      100.0%
Cost of sales                                        2,288,912       78.5%          903,420       35.1%
                                                   -----------      -----       -----------      -----
      Gross profit                                     625,662       21.5%        1,674,033       64.9%
                                                   -----------      -----       -----------      -----
Operating expenses
     Research and development                          682,570       23.4%          648,562       25.2%
     Sales and marketing                               731,426       25.1%          404,370       15.7%
     General and administrative                        651,452       22.4%          614,707       23.8%
                                                   -----------      -----       -----------      -----
      Total operating expenses                       2,065,448       70.9%        1,667,639       64.7%
                                                   -----------      -----       -----------      -----
      Income (loss) from operations                 (1,439,786)     (49.4)%           6,394        0.2%
Interest income                                        192,167        6.6%               --        0.0%
Interest expense                                       (32,685)      (1.1)%         (31,883)      (1.2)%
                                                   -----------      -----       -----------      -----
      Loss before income taxes                      (1,280,304)     (43.9)%         (25,489)      (1.0)%
Benefit for income taxes                              (490,070)     (16.8)%              --        0.0%
                                                   -----------      -----       -----------      -----
      Net loss                                     $  (790,234)     (27.1)%     $   (25,489)      (1.0)%
                                                   ===========      =====       ===========      =====
Loss before pro forma income taxes                  (1,280,304)     (43.9)%         (25,489)      (1.0)%
Pro forma benefit for income taxes                    (490,070)     (16.8)%          (8,921)      (0.3)%
                                                   -----------      -----       -----------      -----
Pro forma net loss                                 $  (790,234)     (27.1)%     $   (16,568)      (0.6)%
                                                   ===========      =====       ===========      =====

                                                     SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------
                                                1997                         1996
                                        -----------------------      ----------------------
Revenues                                $ 6,426,520      100.0%      $ 5,019,065      100.0%
Cost of sales                             3,561,272       55.4%        1,783,481       35.5%
                                        -----------      -----       -----------      -----
      Gross profit                        2,865,248       44.6%        3,235,584       64.5%
                                        -----------      -----       -----------      -----
Operating expenses
     Research and development             1,315,789       20.5%        1,084,618       21.6%
     Sales and marketing                  1,672,893       26.0%          873,043       17.4%
     General and administrative           1,223,694       19.0%        1,240,651       24.7%
                                        -----------      -----       -----------      -----
      Total operating expenses            4,212,376       65.5%        3,198,312       63.7%
                                        -----------      -----       -----------      -----
      Income (loss) from operations      (1,347,128)     (21.0)%          37,272        0.7%
Interest income                             317,642        4.9%           24,614        0.5%
Interest expense                            (81,772)      (1.3)%         (75,109)      (1.5)%
                                        -----------      -----       -----------      -----
      Loss before income taxes           (1,111,258)     (17.3)%         (13,223)      (0.3)%
Benefit for income taxes                   (463,535)      (7.2)%              --        0.0%
                                        -----------      -----       -----------      -----
      Net loss                          $  (647,723)     (10.1)%     $   (13,223)      (0.3)%
                                        ===========      =====       ===========      =====
Loss before pro forma income taxes       (1,111,258)     (17.3)%         (13,223)      (0.3)%
Pro forma benefit for income taxes         (463,535)      (7.2)%          (4,546)      (0.1)%
                                        -----------      -----       -----------      -----
Pro forma net loss                      $  (647,723)     (10.1)%     $    (8,677)      (0.2)%
                                        ===========      =====       ===========      =====




         Discussions of certain matters contained in this Quarterly Report on Form 10-Q/A may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, forecasts and projections regarding the anticipated benefits of the restructuring and the future performance of the Company and its EFJ subsidiary, expectations of the business environment in which the Company operates, projections of future performance, both in domestic and international markets, perceived opportunities in the market performance and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements and from historical results. Among the factors that could cause such a difference include the following: the timing of the full implementation of the Company's restructuring program for EFJ, the effects of the restructuring program on the customers, vendors and employees of the Company and EFJ, business conditions generally, the state of the overall economy, development of the markets for the Company's products, including the domestic digital land mobile radio market, availability of third-party compatible products, other competitive factors, and the risks and uncertainties discussed in the Company's reports filed with the Securities and Exchange Commission, including under the caption "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         Revenues increased 13.1% to $2.9 million during the second quarter of 1997 and 28.0% to $6.4 million during the first six months of 1997, compared to $2.6 million and $5.0 million, respectively, during the same periods in 1996.

         In August 1995, the Company entered into a three-year supply agreement with Motorola to provide socket scrambler modules at fixed prices for domestic markets. Such agreement provided for minimum purchases by Motorola of $3.7 million of socket scrambler modules during the eighteen-month period beginning on April 1, 1996 (of which $2.1 million had been purchased as of December 31, 1996). In the first quarter of 1997, this agreement was amended such that Motorola agreed to complete its minimum purchase commitment by purchasing $1.0 million of socket scrambler modules which are exportable into certain international markets, which obligation was satisfied by Motorola in the first quarter of 1997. Although Motorola has no further minimum purchase requirement under the agreement, as of August 14, 1997, the Company believed that the opportunity to sell exportable products into foreign markets through Motorola under the terms of the supply agreement would, in the future, allow the Company to expand the markets in which it serves in Latin America and Asia. Sales during the second quarter of 1997 under this agreement were approximately $150,000.

         International sales as a percentage of revenues for the three and six months ended June 30, 1997 were 44.0% and 59.9%, respectively, compared to 63.6% and 49.9% for the same periods in 1996. As of August 14, 1997, the Company anticipated that international sales would continue to represent a significant portion of revenues in the future, although domestic sales might increase as a percentage of revenues in the future due to the Company's increased marketing emphasis on domestic sales, including the expanded marketing domestically of the Company's digital radio products. In addition, as of August 14, 1997, the Company believed that domestic sales as a percentage of revenues might also increase in the future as a result of the acquisition by the Company of the EFJ subsidiary in July 1997, due to EFJ's historically greater emphasis on domestic sales.

Gross Profit

         Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profits decreased to $626,000 (21.5% gross margin) for the second quarter of 1997 and $2.9 million (44.6% gross margin) for the first six months of 1997, compared to $1.7 million (64.9% gross margin) and $3.2 million (64.5% gross margin), respectively, for the same periods in 1996. Shipments of the Company's stand-alone LMR and cellular telephone products, which generally have lower gross margins than add-on modules and other products, continued strong during the first six months of 1997 and increased relative to total sales. Additionally, in the second quarter of 1997 inventory obsolescence was charged to cost of goods sold for products returned by a customer which was not sellable to other customers which contributed to the lower gross profit for the quarter. Future gross margins are likely to vary based predominantly upon the mix of products comprising revenues for that period.

Research and Development

         Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. Research and development expenses increased to $683,000 for the second quarter of 1997 from $649,000 for the second quarter of 1996 due to the addition of new members of the engineering staff. However, research and development expenses as a percentage of sales decreased to 23.4% for the second quarter of 1997, compared to 25.2% for the second quarter of 1996, due to greater sales in the 1997 period. As of August 14, 1997, the Company continued to develop APCO 25 digital LMR's and telephony products and data security products. As of August 14, 1997, the Company anticipated that it would continue to devote increased overall resources to research and development during 1997 relative to 1996.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, bad debt provisions and trade show participation. Sales and marketing expenses increased to $731,000 (25.1% of sales) for the second quarter of 1997 and $1.7 million (26.0% of sales) for the first six months of 1997, compared to $404,000 (15.7% of sales) and $873,000 (17.4% of sales) for the same periods in 1996. The increases in 1997 were due primarily to the addition of direct sales personnel and associated expenses, advertising and tradeshows. As of August 14, 1997, the Company expected to continue its increased commitment to sales and marketing during 1997 through the addition of direct sales and marketing personnel, primarily to support the introduction of new products, including digital LMRs.

General and Administrative

         General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions and amortization of intangible assets. General and administrative expenses increased to $651,000 for the second quarter of 1997, compared to $615,000 for the second quarter of 1996. General and administrative expense was $1.2 million for each of the first six months of 1997 and 1996. Amortization expense decreased to $21,000 in the second quarter of 1997 from $270,000 in the second quarter of 1996. 1996 intangible assets consisted primarily of the costs associated with the acquisition of the Company's business in December 1991. The Company amortized these intangible assets on a straight-line basis over a 60-month period, which resulted in an amortization expense of $546,000 for the first six months of 1996. The reduction in amortization was primarily offset by increases in cost primarily attributable to the addition of several administrative employees and costs associated with becoming, and maintaining its status as, a publicly held company in 1997. As of August 14, 1997, the Company expected to continue to incur additional general and administrative expenses in 1997 due to its publicly-held status and upgrades to its management information systems. General and administrative expenses as a percentage of revenues decreased to 22.4% and 19.0% for the second quarter of 1997 and for the first six months of 1997, compared to 23.8% and 24.7% for the same periods in 1996.

         In connection with the Company's purchase of all of the outstanding shares of capital stock of EFJ effective July 31, 1997, as of August 14, 1997, the Company believed that a substantial amount of goodwill related to such purchase would be created as an intangible asset in the third quarter of 1997 and that such asset would be amortized by the Company beginning in August 1997. As of August 14, 1997, the amount of such intangible asset had not yet been determined.

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

         The increase in net interest income in the second quarter and first six months of 1997 is attributable to the repayment of certain debt during 1997 and an increase in interest income due to investment of a portion of the net proceeds from the Company's initial public offering in interest-bearing instruments.

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

Liquidity and Capital Resources

         As of August 14, 1997, the Company had financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, an initial public offering completed on January 22, 1997, and cash flow generated from operations in years prior to 1997. The Company's operating activities used cash of $2.9 million for the first six months of 1997 and generated cash of $1.2 million in the same period in 1996. Cash used in operating activities in the first six months of 1997 consisted primarily of a net loss, plus an increase in accounts receivable and inventory accounts, offset in part by depreciation and an increase in accrued expenses. Cash provided by operating activities for the first six months of 1996 consisted primarily of depreciation and amortization and a decrease in accounts receivable, offset in part by a net loss plus a decrease in accrued expenses.

         The deferred tax assets totaling $3.8 million (which resulted primarily from net operating loss carryforwards and the stock option related special compensation expense of $5.4 million incurred in September 1996) were 13.7% and 17.1% of total assets and stockholders' equity, respectively, at June 30, 1997. Management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded.

         Cash used for investing activities, attributable primarily to capital expenditures in the first six months of 1997 and capital expenditures and payments for non-compete agreements for the first six months of 1996, totaled $1.2 million and $715,000, respectively, during such periods. Capital expenditures consisted primarily of computer and networking equipment, office furniture and manufacturing equipment for both six month periods and expenses related to the Phase 2 expansion of the Company's Lincoln facility during the second quarter of 1997. In May 1997, the Company completed construction, begun in August 1996, of the 21,000 square foot expansion of its existing Lincoln facility, primarily to accommodate additional manufacturing capacity. As of June 30, 1997, the Company had no additional firm commitments for capital expenditures, although as of August 14, 1997, the Company expected to commence construction related to the Phase 3 expansion of its facilities in the second half of 1997.

         Financing activities, which have consisted primarily of borrowings under and payments on an industrial development revenue bond issue ("IDR"), term and installment notes payable, a construction loan and bank lines of credit and proceeds received from the Company's initial public offering completed on January 22, 1997 totaled $16.8 million cash provided and $388,000 cash used during the first six months of 1997 and 1996, respectively.

         The Company's two term notes were secured by substantially all of the Company's assets, with interest payable at the bank's regional money market rate plus 0.5%. The installment note was secured specifically by equipment with interest at the bank's national prime rate plus 0.5%. The bank lines of credit provided for working capital and capital advances not to exceed $4.0 million, with specific advances calculated based upon a percentage of eligible inventories, accounts receivable and fixed assets. As of August 14, 1997, interest was payable monthly at the bank's money market rate and was collateralized by substantially all of the Company's assets. The Company paid off all of the outstanding balances on the two term notes, the installment note and the bank lines of credit on January 27, 1997.

         At June 30, 1997, the Company had outstanding $152,000 on its working capital line of credit, which bore an interest rate of 8.5% at such date, payable monthly. The line of credit renewed annually and the outstanding balance was payable on May 31 of each year.

         The Company had outstanding on its IDR at December 31, 1996 a principal amount of $850,000, which bore a fixed interest rate of 6.25%, was non-amortizing and was scheduled to mature in January 2004. On March 25, 1997, the $850,000 IDR and the Company's construction note payable of $892,000 were repaid through the issuance of a new IDR totaling $2,850,000. The new IDR is due in annual principal payments of $140,000, plus interest at a variable rate (4.5% at June 30, 1997), from March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000, plus interest at a variable rate, from March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. At June 30, 1997, the remaining net proceeds of $650,000 (net of debt offering costs and the aforementioned repayments) were held in escrow for the Company pending the completion of the Company's construction project and related purchases of certain fixed assets.

         As of August 14, 1997, the Company intended to retain earnings, if any, to support its growth strategy and did not anticipate paying cash dividends in the foreseeable future.

         In connection with the Company's acquisition of EFJ effective July 31, 1997, on June 12, 1997 the Company delivered an irrevocable letter of credit with a face amount of $1.6 million to provide additional collateral under a surety bond issued by one of EFJ's bonding companies, and on July 22, 1997, the Company delivered an irrevocable standby letter of credit with a face amount of $436,000 to one of EFJ's lenders to provide additional collateral under certain indebtedness incurred by EFJ. Both letters of credit were for a term of one year, but are automatically extended annually by the issuing bank unless otherwise notified by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


PART II. OTHER INFORMATION

ITEMS 1-3.

         Not applicable.

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

         (c) There were 9,065,536 shares of common stock entitled to vote at the meeting and a total of 7,567,090 shares or 83.5% were represented in person or by proxy at the Annual Meeting. All proposals were adopted by the stockholders.

The voting was as follows:

ELECTION OF DIRECTORS


         ELECTION OF DIRECTORS                          For               Withhold Authority
                                                   -----------------     --------------------
         Thomas R. Larsen                             7,516,890                    5,200

         Winston J. Wade                              7,562,690                    4,400


RATIFICATION OF APPOINTMENT OF COOPERS AND LYBRAND L.L.P.


                                             For         Against       Abstain        Abstain
                                           ---------     -------       -------        -------
 RATIFICATION OF APPOINTMENT OF COOPERS    7,563,010     1,000         3,080              0
           AND LYBRAND L.L.P.                      0


ITEM 5.  OTHER INFORMATION

         Not applicable.


Item 6.  Exhibits and Reports on 8-K.

            (a)         Exhibits

            The following exhibits are being filed herewith:

Exhibit  No.                     Description
------------                     -----------
      11         Computation of pro forma net loss per share.

      27         Financial Data Schedule


            (b)         Reports on Form 8-K

            The Company filed a report on Form 8-K on June 12, 1997 under Item
5. "Other Events" to report the execution of a letter of intent with E.F. Johnson and other parties relating to the Company's acquisition of substantially all of the assets and assumption of certain liabilities of E.F. Johnson.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934,as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



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