Form 10-Q/A
period 1997-09-30
TRANSCRYPT INTERNATIONAL INC
filed 1998-07-29
CIK 1023516

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





         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __ __ NO ___X__



         As of October 30, 1997, 12,946,624 shares of the Registrant's common stock were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                           (As Restated, See Note 13)


                                                       SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                       -------------------     ------------------
                 ASSETS                                   (unaudited)
Current assets:
     Cash and cash equivalents                                $  4,746,683           $         --
     Accounts receivable, net                                   12,472,877              1,256,800
     Cost in excess of billings on uncompleted contracts         1,419,222                     --
     Inventory                                                  14,278,570              2,852,571
     Income taxes recoverable                                           --                213,329
     Prepaid expenses and other current assets                   1,351,874                 88,692
     Deferred tax assets                                         3,848,158              1,773,140
                                                              ------------           ------------
          Total current assets                                  38,117,384              6,184,532
                                                              ------------           ------------
     Property, plant and equipment, at cost                     13,878,647              6,100,051
     Less:  accumulated depreciation                            (2,521,837)            (1,774,966)
                                                              ------------           ------------
          Net property, plant and equipment                     11,356,810              4,325,085
                                                              ------------           ------------
     Deferred tax assets                                         5,177,336                438,983
     Intangible assets, net                                     17,655,427                421,470
     Deferred public offering costs                                146,651                568,049
     Other assets                                                  555,847                     --
                                                              ------------           ------------
                                                              $ 73,009,455           $ 11,938,119
                                                              ============           ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft                                           $         --           $    385,694
     Revolving line of credit and bank notes payable            10,176,403              1,022,000
     Current portion of long-term debt                           3,665,478                595,762
     Accounts payable                                           13,943,598              1,174,364
     Accrued expenses                                           10,633,442              1,162,011
     Billings in excess of cost on uncompleted contracts         6,302,168                     --
     Deferred revenue                                            1,700,000                     --
                                                              ------------           ------------
          Total current liabilities                             46,421,089              4,339,831
                                                              ------------           ------------
     Long-term debt, net of current portion                      4,487,182              1,839,942
     Deferred revenue                                            1,099,593                     --
     Revolving line of credit                                           --                792,070
                                                              ------------           ------------
                                                                52,007,864              6,971,843
                                                              ------------           ------------
Stockholders' equity:
     Common stock                                                  101,156                 67,831
     Additional paid-in capital                                 36,679,342              9,002,962
     Accumulated deficit                                       (15,778,907)            (4,104,517)
                                                              ------------           ------------
                                                                21,001,591              4,966,276
                                                              ------------           ------------
                                                              $ 73,009,455           $ 11,938,119
                                                              ============           ============

     See accompanying notes to the condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (Unaudited And As Restated, See Note 13)


                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,                                SEPTEMBER 30,
                                                 -----------------------------------           -----------------------------------
                                                    1997                    1996                   1997                  1996
                                                 ------------           ------------           ------------           ------------
Revenues                                         $ 13,428,702           $  2,617,023           $ 19,855,222           $  7,636,088
Cost of sales                                       9,561,575                998,048             13,122,847              2,781,529
                                                 ------------           ------------           ------------           ------------
       Gross profit                                 3,867,127              1,618,975              6,732,375              4,854,559
                                                 ------------           ------------           ------------           ------------
Operating expenses:
    Research and development                        1,298,286                601,679              2,614,075              1,686,297
    In-process research and development costs       9,827,696                     --              9,827,696                     --
    Sales and marketing                             2,361,321                680,807              4,034,214              1,553,850
    General and administrative                      1,646,703                694,968              2,870,397              1,935,619
    Special compensation expense                           --              5,568,250                     --              5,568,250
                                                 ------------           ------------           ------------           ------------
       Total operating expenses                    15,134,006              7,545,704             19,346,382             10,744,016
                                                 ------------           ------------           ------------           ------------
       Loss from operations                       (11,266,879)            (5,926,729)           (12,614,007)            (5,889,457)
Interest income                                       118,724                  5,665                436,366                 30,279
Interest expense                                     (346,423)               (34,765)              (428,195)              (109,874)
                                                 ------------           ------------           ------------           ------------
       Loss before income taxes                   (11,494,578)            (5,955,829)           (12,605,836)            (5,969,052)
Benefit for income taxes                             (467,911)            (2,051,238)              (931,446)            (2,055,784)
                                                 ------------           ------------           ------------           ------------
       Net loss                                  $(11,026,667)          $ (3,904,591)          $(11,674,390)          $ (3,913,268)
                                                 ============           ============           ============           ============

Pro forma information:
Loss before pro forma income taxes               $(11,494,578)          $ (5,955,829)          $(12,605,836)          $ (5,969,052)
Pro forma benefit for income taxes                   (467,911)            (2,051,238)              (931,446)            (2,055,784)
                                                 ------------           ------------           ------------           ------------
Pro forma net loss                               $(11,026,667)          $ (3,904,591)          $(11,674,390)          $ (3,913,268)
                                                 ============           ============           ============           ============
Pro forma net loss per share
                  - Basic and Diluted            $      (1.12)          $      (0.58)          $      (1.26)          $      (0.58)
                                                 ============           ============           ============           ============
Weighted average common shares
                  - Basic and Diluted               9,844,087              6,783,078              9,275,637              6,783,078
                                                 ============           ============           ============           ============

       See accompanying notes to the condensed consolidated financial statements

                 TRANSCRYPT INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (Unaudited And As Restated, See Note 13)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -----------------------------
                                                                       1997             1996
                                                                   ------------     ------------
Net cash flow provided by (used in) operating activities           $ (8,839,064)    $  1,239,563
                                                                   ------------     ------------

Cash flow from investing activities:
  Purchase of fixed assets                                           (1,640,364)        (910,170)
  Proceeds from sale of fixed assets                                      2,323           26,725
  Purchase of intangible assets                                        (114,780)         (31,371)
  Purchase of E.F. Johnson Company, net of cash acquired               (290,668)              --
  Payment under noncompete agreement                                         --         (340,000)
                                                                   ------------     ------------
           Net cash used in investing activities                     (2,043,489)      (1,254,816)
                                                                   ------------     ------------

Cash flow from financing activities:

  Issuance of industrial development revenue bonds                    2,850,000               --
  Payment of industrial development revenue bonds                      (850,000)              --
  Debt issuance costs of industrial development revenue bonds           (75,493)              --
  Borrowings on lines of credit                                      (3,343,168)              --
  Payment on term loans, lines of credit and capitalized leases        (275,487)        (249,292)
  Bank overdraft                                                       (385,694)         153,834
  Partnership distributions                                                  --         (181,001)
  Proceeds from IPO, net                                             17,709,078               --
                                                                   ------------     ------------
           Net cash provided by (used in) financing activities       15,629,236         (276,459)
Net increase in cash                                                  4,746,683         (291,712)
Cash and cash equivalent, beginning of period                                --          291,712
                                                                   ------------     ------------
Cash and cash equivalent, end of period                            $  4,746,683     $         --
                                                                   ============     ============

       See accompanying notes to the condensed consolidated financial statements

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (As Restated, See Note 13)

1. GENERAL

         The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1996, has been taken from restated audited financial statements at that date and condensed. The condensed consolidated financial statements as of September 30, 1997, and for the three months and nine months ended September 30, 1997 and 1996 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the restated consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1996. The results of operations and cash flows for the nine months ended September 30, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

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

         The restated condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On July 31, 1997, the Company completed the acquisition of E.F. Johnson Company ("EFJ") (see Note 10). All significant intercompany accounts and transactions have been eliminated in the consolidation.

3. PRO FORMA PROVISION FOR INCOME TAXES

         The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a "C" corporation under the Internal Revenue Code of 1986, as amended, for the nine months ended September 30, 1996.

4. PRO FORMA NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires a basic calculation of earnings per share ("EPS"), based upon the weighted average number of common shares outstanding during the period. FAS 128 also requires a diluted EPS calculation that reflects the potential dilution from common stock equivalents such as stock options. All current and prior years' EPS calculations included herein have been restated under the provisions of FAS 128. As the three months and nine months ended September 30, 1997 and 1996 have net losses, the impact of the outstanding stock options on weighted average common shares is anti-dilutive.

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

         A portion of the Company's net proceeds from the offering was used to retire certain term and installment notes payable and the revolving lines of credit, as described in Notes 7 and 8. The remaining net proceeds were used for general working capital purposes, to support the Company's growth and business strategy, and for the subsequent acquisition of EFJ.

6. INVENTORY

         The following is a summary of inventory at September 30, 1997, and December 31, 1996:


                                              September 30, 1997   December 31, 1996
                                                 -----------         -----------
Raw materials and supplies                       $ 6,561,382         $ 1,373,415

Work in progress                                   1,477,911             715,032

Finished goods                                     6,239,277             764,124
                                                 -----------         -----------

                                                 $14,278,570         $ 2,852,571
                                                 ===========         ===========

7. REVOLVING LINES OF CREDIT AND BANK NOTES PAYABLE

         Prior to July 31, 1997, and the acquisition of EFJ, the Company had a working capital revolving line of credit not to exceed $3,000,000, calculated using a specified borrowing base of eligible inventory and accounts receivable. In addition, the Company had a second revolving capital line of credit not to exceed $1,000,000, calculated using a specified borrowing base of eligible fixed assets. At December 31, 1996, the Company had $1,022,000 outstanding on the working capital line of credit and $792,070 on the capital equipment line of credit. On January 27, 1997, these revolving lines of credit were repaid in full using a portion of the net proceeds from the initial public offering.

         Concurrent with the acquisition of EFJ, the Company assumed responsibilities for EFJ's revolving credit facility. This included a working capital revolving line of credit not to exceed $35,000,000, with maximum borrowings calculated periodically against contractual percentages of accounts receivable and inventory. This also included a term loan, which is secured by machinery and equipment. On October 23, 1997, this bank debt was repaid in full using a portion of the net proceeds from the Company's secondary offering as described in Note 12.

         On September 30, 1997, the Company had $8,526,403 outstanding in aggregate on all lines of credit. As of October 31, 1997, the Company had established an irrevocable standby letter of credit in the amount of $436,000, payable to the creditors of EFJ and expiring July 22, 1998, and an irrevocable standby letter of credit in the amount of $1,564,000 for performance bonds under contracts entered into by EFJ expiring June 12, 1998. Both of such standby letters of credit were automatically extended annually unless notified by the Company. In conjunction with the repayment of the EFJ bank debt, the irrevocable standby letter of credit in the amount of $436,000 was retired.

         On September 23, 1997, the Company had borrowed $1,650,000 in the form of a ninety-day term note from its primary lender.

8. LONG-TERM DEBT

         On January 27, 1997, the two term notes payable (totaling $626,791 at December 31, 1996) and an installment note payable (totaling $359,017 at December 31, 1996) were repaid in full using a portion of the net proceeds from the initial public offering.

         On March 25, 1997, the industrial revenue bonds payable (totaling $850,000 at December 31, 1996) and the construction note payable (totaling $584,797 at December 31, 1996) were repaid through the issuance of new industrial revenue bonds totaling $2,850,000. The new industrial revenue bonds are due in annual principal payments of $140,000, plus interest at a variable rate (4.06% at September 30, 1997), from March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000, plus interest at a variable rate, due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due March 1, 2017. At September 30, 1997, the remaining net proceeds of $487,767 (net of debt offering costs) were held in escrow for the Company pending the purchase of certain fixed assets by the Company.

         Concurrent with the acquisition of EFJ, the Company assumed responsibility for EFJ's capital lease obligation on the Waseca, Minnesota manufacturing facility. This capital lease required the Company to make monthly principal and interest payments of $52,000 through July 31, 2002. As of September 30, 1997, the unpaid principal amount was $2,454,473. In assuming this obligation, the Company also obtained an option to purchase the manufacturing facility for $2,400,000.

9. COMMITMENTS AND CONTINGENCIES

         For discussion of Commitments and Contingencies see Note 13 of the Notes to the Company's Consolidated Financial Statements contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on July 15, 1998.


10. ACQUISITION

         On July 31, 1997, the Company completed the acquisition of EFJ in exchange for cash consideration of $436,000 and the issuance of 832,465 shares of the Company's common stock with an approximate value of $10,000,000. The consolidated financial statements of Transcrypt reflect the operations of EFJ beginning on such date. The acquisition is accounted for under the purchase method of accounting. The allocation of the purchase price resulted in an increase in intangible assets of approximately $18.0 million, which is being amortized over a 5 to 15-year period. As a result of the acquisition, the Company incurred a $9.8 million charge for the write-off of in-process research and development.

11. RESTRUCTURING RESERVE

         A portion of the purchase price allocation of EFJ was used to establish a $5.0 million restructuring reserve to cover the attendant expenses of the acquisition relating to severance, relocation, and other restructuring plans. As of September 30, 1997, approximately $1.5 million of this restructuring reserve had been expended.

12. SUBSEQUENT EVENTS

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

         A portion of the Company's net proceeds from the offering was used to retire revolving lines of credit as described in Note 7. The remaining net proceeds, as of October 31, 1997, were being used for working capital, to purchase the Waseca, Minnesota manufacturing facility described in Note 8, facilities improvement, potential acquisitions, and general corporate purposes.

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

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

         The restatements relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event; (ii) revenue recognition for certain sales where a formal written agreement was not received; (iii) revenue recognized on sales of certain products which were subsequently returned to the Company; (iv) application of the percentage of completion method on system contract sales at

EFJ, and (v) the allocation of the purchase price of the EFJ acquisition at July 31, 1997. As a result, the financial statements of the Company have been restated from amounts previously reported.


         The summary of the significant restatements as of September 30, 1997 and December 31, 1996 and for the three months and nine months ended September 30, 1997 and 1996 is as follows:

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                               As of September 30, 1997           As of December 31, 1996
                                                             -----------------------------     -----------------------------
                                                             As Previously                     As Previously
                                                               Reported       As Restated        Reported       As Restated
                                                             ------------     ------------     ------------     ------------
                          ASSETS                             (unaudited)      (unaudited)
Current assets:
      Cash and cash equivalents                              $  4,746,683     $  4,746,683     $         --     $         --
      Accounts receivable, net                                 21,387,915       12,472,877        4,215,403        1,256,800
      Cost in excess of billings on uncompleted contracts       2,083,565        1,419,222               --               --
      Inventory                                                13,574,861       14,278,570        2,261,381        2,852,571
      Income taxes recoverable                                         --               --               --          213,329
      Prepaid expenses and other current assets                 1,364,135        1,351,874           71,196           88,692
      Deferred tax assets                                       4,595,954        3,848,158          196,234        1,773,140
                                                             ------------     ------------     ------------     ------------
           Total current assets                                47,753,113       38,117,384        6,744,214        6,184,532
                                                             ------------     ------------     ------------     ------------
Property, plant and equipment, at cost                         13,652,914       13,878,647        6,672,832        6,100,051
Less:  accumulated depreciation                                (2,418,469)      (2,521,837)      (1,765,394)      (1,774,966)
                                                             ------------     ------------     ------------     ------------
           Net property, plant and equipment                   11,234,445       11,356,810        4,907,438        4,325,085
                                                             ------------     ------------     ------------     ------------
Deferred tax assets                                             6,374,942        5,177,336        1,723,190          438,983
Intangible assets, net                                          7,469,239       17,655,427           38,137          421,470
Deferred public offering costs                                    146,651          146,651          568,049          568,049
Other assets                                                      555,847          555,847               --               --
                                                             ------------     ------------     ------------     ------------
                                                             $ 73,534,237     $ 73,009,455     $ 13,981,028     $ 11,938,119
                                                             ============     ============     ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                         $         --     $         --     $    385,694     $    385,694
      Revolving line of credit and bank notes payable          10,176,403       10,176,403        1,022,000        1,022,000
      Current portion of long-term debt                         3,058,478        3,665,478          595,762          595,762
      Accounts payable                                         13,943,598       13,943,598        1,174,364        1,174,364
      Accrued expenses                                          9,308,404       10,633,442          946,406        1,162,011
      Billings in excess of cost on uncompleted contracts       3,203,837        6,302,168               --               --
      Income taxes payable                                             --               --          151,894               --
      Deferred revenue                                                 --        1,700,000               --               --
                                                             ------------     ------------     ------------     ------------
           Total current liabilities                           39,690,720       46,421,089        4,276,120        4,339,831
                                                             ------------     ------------     ------------     ------------
Long-term debt, net of current portion                          4,487,182        4,487,182        1,839,942        1,839,942
Deferred warranty revenue                                       1,179,113        1,099,593               --               --
Revolving line of credit                                               --               --          792,070          792,070
                                                             ------------     ------------     ------------     ------------
                                                               45,357,015       52,007,864        6,908,132        6,971,843
                                                             ------------     ------------     ------------     ------------
Stockholders' equity:
      Common stock                                                101,156          101,156           67,831           67,831
      Additional paid-in capital                               37,359,859       36,679,342        9,683,381        9,002,962
      Retained deficit                                         (9,283,793)     (15,778,907)      (2,678,316)      (4,104,517)
                                                             ------------     ------------     ------------     ------------
                                                               28,177,222       21,001,591        7,072,896        4,966,276
                                                             ------------     ------------     ------------     ------------
                                                             $ 73,534,237     $ 73,009,455     $ 13,981,028     $ 11,938,119
                                                             ============     ============     ============     ============

                 TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------------------------------------------
                                                                  1997                              1996
                                                      -----------------------------     -----------------------------
                                                     As Previously                     As Previously
                                                       Reported        As Restated        Reported        As Restated
                                                      ------------     ------------     ------------     ------------
Revenues                                              $ 17,555,049     $ 13,428,702     $  3,547,339     $  2,617,023
Cost of sales                                            9,622,625        9,561,575        1,036,041          998,048
                                                      ------------     ------------     ------------     ------------
       Gross profit                                      7,932,424        3,867,127        2,511,298        1,618,975
                                                      ------------     ------------     ------------     ------------
Operating expenses:
    Research and development                             1,298,286        1,298,286          601,679          601,679
    In-process research and development costs            9,827,696        9,827,696               --               --
    Sales and marketing                                  2,720,647        2,361,321          670,817          680,807
    General and administrative                           1,228,758        1,646,703          630,110          694,968
    Special compensation expense                                --               --        5,568,250        5,568,250
                                                      ------------     ------------     ------------     ------------
       Total operating expenses                         15,075,387       15,134,006        7,470,856        7,545,704
                                                      ------------     ------------     ------------     ------------
           Loss from operations                         (7,142,963)     (11,266,879)      (4,959,558)      (5,926,729)
Interest income                                            118,724          118,724            5,665            5,665
Interest expense                                          (346,423)        (346,423)         (34,765)         (34,765)
                                                      ------------     ------------     ------------     ------------
            Loss before income taxes                    (7,370,662)     (11,494,578)      (4,988,658)      (5,955,829)
Provision (benefit) for income taxes                       892,981         (467,911)      (1,758,539)      (2,051,238)
                                                      ------------     ------------     ------------     ------------
         Net loss                                     $ (8,263,643)    $(11,026,667)    $ (3,230,119)    $ (3,904,591)
                                                      ============     ============     ============     ============
Pro forma information:
Loss before pro forma income taxes                    $ (7,370,662)    $(11,494,578)    $ (4,988,658)    $ (5,955,829)
Pro forma benefit for income taxes                         892,981         (467,911)      (1,758,539)      (2,051,238)
                                                      ------------     ------------     ------------     ------------
Pro forma net loss                                    $ (8,263,643)    $(11,026,667)    $ (3,230,119)    $ (3,904,591)
                                                      ============     ============     ============     ============

Pro Forma Net Loss Per Share - Basic and Diluted      $      (0.84)    $      (1.12)    $      (0.46)    $      (0.58)
                                                      ============     ============     ============     ============

Weighted Average Common Shares - Basic and Diluted       9,844,087        9,844,087        6,968,712        6,783,078
                                                      ============     ============     ============     ============


                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------------------------------------------
                                                                  1997                              1996
                                                      -----------------------------     -----------------------------
                                                      As Previously                     As Previously
                                                        Reported        As Restated        Reported        As Restated
                                                      ------------     ------------     ------------     ------------
Revenues                                              $ 27,833,042     $ 19,855,222     $  9,275,168     $  7,636,088
Cost of sales                                           13,487,514       13,122,847        2,885,788        2,781,529
                                                      ------------     ------------     ------------     ------------
       Gross profit                                     14,345,528        6,732,375        6,389,380        4,854,559
                                                      ------------     ------------     ------------     ------------
Operating expenses:
    Research and development                             2,614,075        2,614,075        1,686,297        1,686,297
    In-process research and development costs            9,827,696        9,827,696               --               --
    Sales and marketing                                  4,685,859        4,034,214        1,505,939        1,553,850
    General and administrative                           2,266,268        2,870,397        1,870,761        1,935,619
    Special compensation expense                                --               --        5,568,250        5,568,250
                                                      ------------     ------------     ------------     ------------
       Total operating expenses                         19,393,898       19,346,382       10,631,247       10,744,016
                                                      ------------     ------------     ------------     ------------
           Loss from operations                         (5,048,370)     (12,614,007)      (4,241,867)      (5,889,457)
Interest income                                            436,366          436,366           30,279           30,279
Interest expense                                          (428,145)        (428,195)        (109,874)        (109,874)
                                                      ------------     ------------     ------------     ------------
           Loss before income taxes                     (5,040,149)     (12,605,836)      (4,321,462)      (5,969,052)
Provision (benefit) for income taxes                     1,565,230         (931,446)      (1,758,539)      (2,051,238)
                                                      ------------     ------------     ------------     ------------
        Net loss                                      $ (6,605,379)    $(11,674,390)    $ (2,562,923)    $ (3,917,814)
                                                      ============     ============     ============     ============

Pro forma information:
Loss before pro forma income taxes                    $ (5,040,149)    $(12,605,836)    $ (4,321,462)    $ (5,969,052)
Pro forma provision (benefit) for income taxes           1,565,230         (931,446)      (1,623,260)      (2,055,784)
                                                      ------------     ------------     ------------     ------------
Pro forma net loss                                    $ (6,605,379)    $(11,674,390)    $ (2,698,202)    $ (3,913,268)
                                                      ============     ============     ============     ============

Pro Forma Net Loss Per Share - Basic and Diluted      $      (0.71)    $      (1.26)    $      (0.38)    $      (0.58)
                                                      ============     ============     ============     ============

Weighted Average Common Shares - Basic and Diluted       9,294,108        9,275,637        7,012,751        6,783,078
                                                      ============     ============     ============     ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

        The following tables set forth certain restated Consolidated Statements of Income information and such information as a percentage of revenues during the periods indicated:

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------------------------------
                                                                    1997           1996
                                                -------------------------------------------------------
Revenues                                        $ 13,428,702      100.0%     $  2,617,023      100.0%
Cost of sales                                      9,561,575       71.2%          998,048       38.1%
                                                ------------     ------      ------------     ------
Gross profit                                       3,867,127       28.8%        1,618,975       61.9%
Operating expenses
   Research and development                        1,298,286        9.7%          601,679      23.0%
   In-process research and development costs       9,827,696       73.2%               --       0.0%
   Sales and marketing                             2,361,321       17.6%          680,807      26.0%
   General and administrative                      1,646,703       12.3%          694,968      26.6%
   Special compensation expense                           --        0.0%        5,568,250     212.8%
                                                ------------     ------      ------------    ------
   Total operating expenses                       15,134,006      112.7%        7,545,704     288.3%
                                                ------------     ------      ------------    ------
   Loss from operations                          (11,266,879)     (83.9)%      (5,926,729)   (226.5)%
Interest income                                      118,724        0.9%            5,665        0.2%
Interest expense                                    (346,423)      (2.6)%         (34,765)     (1.3)%
                                                ------------     ------      ------------    ------
   Loss before income taxes                      (11,494,578)     (85.6)%      (5,955,829)   (227.6)%
Benefit for income taxes                            (467,911)      (3.5)%      (2,051,238)    (78.4)%
                                                ------------     ------      ------------     ------
   Net loss                                     $(11,026,667)     (82.1)%    $ (3,904,591)    (149.2)%
                                                ============     ======      ============     ======

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------------------
                                                               1997                        1996
                                                  ----------------------------------------------------
Revenues                                          $ 19,855,222      100.0%     $  7,636,088      100.0%
Cost of sales                                       13,122,847       66.1%        2,781,529       36.4%
                                                  ------------     ------      ------------     ------
      Gross profit                                   6,732,375       33.9%        4,854,559       63.6%
Operating expenses
     Research and development                        2,614,075       13.2%        1,686,297       22.1%
     In-process research and development costs       9,827,696       49.5%               --        0.0%
     Sales and marketing                             4,034,214       20.3%        1,553,850       20.3%
     General and administrative                      2,870,397       14.5%        1,935,619       25.3%
     Special compensation expense                           --        0.0%        5,568,250       72.9%
                                                  ------------     ------      ------------     ------
      Total operating expenses                      19,346,382       97.4%       10,744,016      140.7%
                                                  ------------     ------      ------------     ------
      Loss from operations                         (12,614,007)     (63.5)%      (5,889,457)     (77.1)%
Interest income                                        436,366        2.2%           30,279        0.4%
Interest expense                                      (428,195)      (2.2)%        (109,874)      (1.4)%
                                                  ------------     ------      ------------     ------
      Loss before income taxes                     (12,605,836)     (63.5)%      (5,969,052)     (78.2)%
Benefit for income taxes                              (931,446)      (4.7)%      (2,051,238)     (26.9)%
                                                  ------------     ------      ------------     ------
      Net loss                                    $(11,674,390)     (58.8)%    $ (3,917,814)     (51.3)%
                                                  ============     ======      ============     ======
Loss before pro forma income taxes                 (12,605,836)     (63.5)%      (5,969,052)     (78.2)%
Pro forma benefit for income taxes                    (931,446)      (4.7)%      (2,055,784)     (26.9)%
                                                  ------------     ------      ------------     ------
Pro forma net loss                                $(11,674,390)     (58.8)%    $ (3,913,268)     (51.2)%
                                                  ============     ======      ============     ======

         Discussions of certain matters contained in this Quarterly Report on Form 10-Q/A may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, forecasts and projections regarding the anticipated benefits of the Company's acquisition and restructuring of EFJ and the future performance of the Company and its EFJ subsidiary, expectations of the business environment in which the Company operates, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements and from historical results. Among the factors that could cause such a difference include the following: the timing of the full implementation of the Company's restructuring program for EFJ, the effects of the restructuring program on the customers, vendors, and employees of the Company and EFJ, business conditions generally, the state of the overall economy, development of the markets for the Company's products, including the domestic digital land mobile radio market, availability of third-party compatible products, other competitive factors, and the risks and uncertainties discussed in the Company's filings and reports filed with the Securities and Exchange Commission, including those discussed under the caption "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         System sales under long-term contracts are accounted for under the percentage-of- completion method. Under this method, revenues are recognized as work on a contract progresses. The recognized revenue is that percentage of estimated total revenue that incurred costs to date bear to estimated total costs to complete the contract. Revisions in cost and profit estimates are made when conditions requiring such revisions become known. Anticipated losses on contracts are recognized in operations as soon as such losses are determined to be probable and reasonably estimable.

         Deferred revenue includes unearned warranty fees on extended product warranty contracts sold to customers. The Company recognizes the fees based on the expected warranty repairs to be incurred over the life of the contract. Deferred revenue also includes an advanced payment received for products to be sold to a former division of EFJ. The advance payment was negotiated as part of the sale agreement of the division by EFJ. The advanced payment is recognized as revenue is earned.

         Revenues increased 413.1% to $13.4 million during the third quarter of 1997 and 160.0% to $19.9 million during the first nine months of 1997, compared to $2.6 million and $ 7.6 million, respectively, during the same periods in 1996. These increases were attributable primarily to the addition of revenues of EFJ for August and September 1997, as well as increased sales of the Company's core security products. The Company acquired EFJ effective July 31, 1997.

         International sales as a percentage of revenues for the three and nine months ended September 30, 1997, were 20.7% and 33.4% respectively, compared to 79.2% and 60.0% for the same periods in 1996. Domestic sales as a percentage of revenues increased in the third quarter of 1997 and as of October 31, 1997, was expected to remain higher than historical levels in the future as a result of the acquisition by the Company of the EFJ subsidiary in July 1997, due to EFJ's historically greater emphasis on domestic sales.

Gross Profit

         Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company's products, as well as shipping and royalty costs. Gross profit increased to $3.9 million (28.8% gross margin) for the third quarter of 1997 and $6.7 million (33.9% gross margin) for the first nine months of 1997, compared to $1.6 million (61.9% gross margin) and $4.9 million (63.6% gross margin), respectively, for the same periods in 1996. The decrease is partially due to the changing product mix resulting from the acquisition of EFJ. Additionally, in the third quarter of 1997 inventory obsolescence was charged to cost of goods sold for products returned by a customer which was not sellable to other customers which contributed to the lower gross profit for the quarter. Future gross margins are likely to vary based predominantly upon the mix of products comprising revenues for that period.

Research and Development

         Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. Research and development expenses increased to $1.3 million for the third quarter of 1997 and $2.6 million for the first nine months of 1997, compared to $602,000 and $1.7 million, respectively, for the same periods in 1996 due to the addition of new members of the engineering staff and the acquisition of EFJ. However, research and development expenses as a percentage of sales decreased to 9.7% for the third quarter of 1997, compared to 23.0% for the third quarter of 1996, due to greater sales in the 1997 period. As of October 31, 1997, the Company continued to devote resources toward the development of APCO 25 digital land mobile radios ("LMRs") and telephony and data security products. As of October 31, 1997, the Company anticipated that it would continue to devote increased overall resources to research and development during 1997 relative to 1996. As a result of the acquisition of E.F. Johnson, the Company incurred a non-recurring $9.8 million charge in the third quarter of 1997 for the write-off of purchased in-process research and development.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, bad debt provisions, and trade show participation. Sales and marketing expenses increased to $2.4 million (17.6% of sales) for the third quarter of 1997 and $4.0 million (20.3% of sales) for the first nine months of 1997, compared to $681,000 (26.0% of sales) and $1.6 million (20.3% of sales) for the same periods in 1996. The increases in 1997 were due primarily to the addition of the sales and marketing staff of EFJ in the third quarter of 1997, the addition of direct sales personnel and associated expenses, advertising and tradeshows.

General and Administrative

         General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, and administrative functions, and amortization of intangible assets. General and administrative expenses increased to $1.6 million and $2.9 million for the third quarter and first nine months of 1997, respectively, compared to $695,000 and $1.9 million for the same periods in 1996. These increases were attributable primarily to the acquisition of EFJ. As of October 31, 1997, the Company expected to continue to incur additional general and administrative expenses in 1997 due to upgrades to its management information systems. General and administrative expenses as a percentage of revenues decreased to 12.3% for the third quarter of 1997 and 14.5% for the first nine months of 1997, compared to 26.6% and 25.3% for the same periods in 1996.

Net Interest Income or Expense

         Interest income consists of interest income earned on cash and investable funds, and interest expense relates to amounts payable on the Company's term and installment loans and bank lines of credit. These two items are netted for each period resulting in either net interest income or net interest expense. Net interest expense was $228,000 for the third quarter of 1997 and net interest income was $8,000 for the first nine months of 1997, compared to $29,000 net interest expense for the third quarter of 1996 and net interest expense of $80,000 for the first nine months of 1996. The increase in net interest expense during the third quarter of 1997 is due to the effects of the acquisition of EFJ. The increase in net interest income for the first nine months of 1997 is attributable to the repayment of certain debt during 1997 and an increase in interest income due to investment of a portion of the net proceeds from the Company's initial public offering in interest bearing instruments.

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

Non-recurring Items

         Third quarter 1997 and nine months ended September 30, 1997, included a one-time $9.8 million charge for the write-off of in-process research and development of EFJ following the acquisition.

         Third quarter 1996 and nine months ended September 30, 1996 included a non-cash compensation expense of $5.4 million resulting from the vesting in September 1996 of 716,916 stock options for 10 executive officers and key employees of the Company at a weighted average exercise price of $1.81 per share, and a special compensation expense of $210,000 payable to the Company's Chief Executive Officer, for services rendered related to the original purchase of the Company in 1991.

Liquidity and Capital Resources

         Through September 30, 1997, the Company had financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, an initial public offering completed on January 22, 1997, and cash flow generated by operations for years prior to 1997. The Company's operating activities used cash of $8.8 million for the first nine months of 1997 and generated cash of $1.2 million in the same period of 1996. Cash used in operating activities in the first nine months of 1997 consisted primarily of a net loss plus an increase in accounts receivable and inventory accounts, offset in part depreciation and amortization, write off of in-process research and development costs, and an increase in accrued expenses. Cash provided by operating activities in the first nine months of 1996 consisted primarily of a special compensation expense, depreciation and amortization and a decrease in accounts receivable, offset in part by a net loss plus decrease in accrued expenses.

         Cash used for investing activities, attributable primarily to capital expenditures in the first nine months of 1997 and capital expenditures and payments for non-compete agreements for the first nine months of 1996, totaled $2.0 million and $1.3 million, respectively, during such periods. Capital expenditures consisted primarily of computer and networking equipment, office furniture, and manufacturing equipment for both nine month periods and expenses related to the Phase 2 expansion of the Company's Lincoln facility during the third quarter of 1997. In May 1997, the Company completed construction, begun in August 1996, of the 21,000-square foot expansion of its existing Lincoln facility, primarily to accommodate additional manufacturing capacity. As of September 30, 1997, the Company had no additional firm commitments for capital expenditures, although the Company expected to commence construction related to the Phase 3 expansion of its facilities in the fourth quarter of 1997.

         In connection with the Company's purchase of all the outstanding shares of capital stock of EFJ effective July 31, 1997, the Company recorded $5.1 million of additional deferred tax assets. The deferred tax assets totaling $9.0 million were 12.3% and 43.0% of total assets and stockholders' equity, respectively, at September 30, 1997. Management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded, net of existing valuation allowances.

         Financing activities, which have consisted primarily of borrowings under and payments on an industrial development revenue bond issue ("IDR"), term and installment notes payable, a construction loan and bank lines of credit, and proceeds received from the Company's initial public offering completed on January 22, 1997, resulted in net cash inflows or (outflows) of $15.6 million and ($276,000) during the first nine months of 1997 and 1996, respectively.

         The Company's two term notes were secured by substantially all of the Company's assets, with interest payable at the bank's regional money market rate plus 0.5%. The installment note was secured specifically by equipment with interest at the bank's national prime rate plus 0.5%. The bank lines of credit provided for working capital and capital advances not to exceed $4.0 million, with specific advances calculated based upon a percentage of eligible inventories, accounts receivable and fixed assets. Interest was payable monthly at the bank's money market rate and were collateralized by substantially all of the Company's assets. The Company paid off all of the outstanding balances on the two term notes, the installment note and the bank lines of credit on January 27, 1997.

         At September 30, 1997, the Company had outstanding $8,526,403 on its working capital lines of credit. These lines included a working capital revolver of $3,000,000 and a $35,000,000 working capital line of credit acquired in the EFJ purchase. On October 23, 1997, these lines of credit were repaid in full using a portion of the net proceeds from the Company's secondary offering as described in Note 12.

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

         As of October 31, 1997, the Company intended to retain earnings, if any, to support its growth strategy and did not anticipate paying cash dividends in the foreseeable future.

         As of October 31, 1997, the Company believed that cash generated from operations and the net proceeds from the Company's recently completed secondary offering, together with the Company's cash, cash equivalents, and lines of credit, would be sufficient to meet its anticipated cash needs for working capital, capital expenditures, and business expansion plans through at least 1998.

         In connection with the Company's acquisition of EFJ effective July 31, 1997, on June 12, 1997, the Company delivered an irrevocable letter of credit with a face amount of $1.6 million to provide additional collateral under a surety bond issued by one of EFJ's bonding companies, and on July 22, 1997, the Company delivered an irrevocable standby letter of credit with a face amount of $436,000 to one of EFJ's lenders to provide additional collateral under certain indebtedness incurred by EFJ. Both letters of credit were for a term of one year but were automatically extended annually by the issuing bank unless otherwise notified by the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


                           PART II. OTHER INFORMATION

ITEMS 1 - 5.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K.

         (a)      Exhibits

         The following exhibits are being filed herewith:

          Exhibit No.     Description
          -----------     -----------
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


                                                  TRANSCRYPT INTERNATIONAL, INC.




Date:    July 28, 1998                            By:   /s/ CRAIG J. HUFFAKER
                                                     ---------------------------
                                                        Craig J. Huffaker
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                         Accounting Officer)