Form 10-K
period 1997-12-31
TRANSCRYPT INTERNATIONAL INC
filed 1998-07-29
CIK 1023516

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 29, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                      --------------- TO --------------- .


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The Nasdaq Stock Market halted trading in the Company's Common Stock effective April 27, 1998, and delisted the Common Stock on May 11, 1998. The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on July 23, 1998, as reported in the non-Nasdaq over the counter market was approximately $56,710,285. Number of shares outstanding of the Registrant's Common Stock, as of June 30, 1998: 12,946,624.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     DOCUMENT INCORPORATED BY REFERENCE:         PART OF FORM 10-K INTO WHICH INCORPORATED:
                     None                                           N/A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise provides, all references in this Annual Report on Form 10-K to the "Company" includes Transcrypt International, Inc. ("Transcrypt"), its predecessor entities, and its subsidiaries, including E.F. Johnson Company, on a combined basis, and all references to "E.F. Johnson" refer to E.F. Johnson Company.

     In addition to the historical information contained herein, certain matters discussed in this Annual Report may constitute forward-looking statements under
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the outcome of pending class action litigation involving the Company, the outcome of the pending investigation by the Securities and Exchange Commission (the "SEC"), the effects of the Company's restatement of its financial statements and other recent events on the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "-- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" below.

GENERAL

     The Company is a manufacturer of information security products and wireless communications products and systems. The Company designs and manufactures information security products which prevent unauthorized access to sensitive voice and data communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the land mobile radio ("LMR") and telephony security markets. The Company also manufactures wireless communications products and systems mainly for the LMR market. Typical end-users of the Company's products include state, local and foreign governmental agencies, including police and other public safety departments, and industrial and commercial organizations such as taxi fleets and railroads, and construction, oil and gas companies.

     In July 1997, the Company expanded its presence in the wireless communications market by acquiring E.F. Johnson, an established provider of products and systems for the LMR market. This acquisition was made through the issuance of shares of Transcrypt common stock ("Common Stock"), the payment of cash and the assumption of certain indebtedness of E.F. Johnson. The total value of the cash and shares paid at the time of acquisition was approximately $10.4 million. Through the E.F. Johnson subsidiary, the Company designs, develops, manufactures and markets (i) stationary LMR transmitters/receivers (base stations or repeaters) and (ii) mobile and portable radios. The Company sells its LMR products and systems mainly to two broad markets: (i) business and industrial ("B&I") users and (ii) public safety and other governmental users. E.F. Johnson provides the Company with a broad line of LMR products and systems and a platform of products to leverage its information security and digital technologies.

     In December 1991, the Company acquired the business of its predecessor, which was founded in 1978. Prior to June 30, 1996, the Company operated as a partnership. The Company's principal business offices are located at 4800 NW 1st Street, Lincoln, Nebraska 68521, and its phone number is (402) 474-4800.

RECENT DEVELOPMENTS

     On March 27, 1998, the Company announced that it would not file its 1997 Annual Report on Form 10-K with the SEC on March 31, 1998 because the audit of its 1997 financial statements was not yet completed. The Company also announced that (i) certain accounting principles relating primarily to revenue recognition were not yet resolved by the Company's independent accountants, (ii) the accountants and Company management were undertaking a review of the Company's accounting policies and
(iii) adjustments would be made to the Company's previously announced financial results.

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

     Effective May 31, 1998, Jeffery L. Fuller resigned as President, Chief Executive Officer ("CEO") and Director of the Company. On June 8, 1998, the Company announced that the Board of Directors had appointed a committee to identify a CEO of the Company and that John T. Connor, who serves as Chairman of the Board, had been appointed as interim CEO. Edgar L. Osborn was appointed President and Chief Operating Officer of the Company. Mr. Connor accepted appointment as interim CEO until the earlier of September 8, 1998 or the hiring of a permanent CEO. Mr. Connor has indicated that if a permanent CEO is not hired by such date, he will discuss with the Board of Directors the possibility of staying on for a longer time.

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

     The complaints generally allege claims under Sections 10 and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The complaints seek unspecified compensatory damages, punitive damages, attorneys' fees and costs. The federal actions have recently been consolidated.

     See "ITEM 3. LEGAL PROCEEDINGS" for additional information regarding legal proceedings relating to certain of the matters discussed above.

INFORMATION SECURITY INDUSTRY

  Overview

     The electronic information security industry is generally comprised of products designed to protect the transmission of sensitive voice and data communications through both wireless and wireline mediums. Without such protection, many forms of electronic communications, such as LMR and telephone conversations and remote data communications, are vulnerable to interception and theft.

     The information security industry originated from the need to secure sensitive wireless military communications. By the late 1970s, the availability, quality and cost of information security devices had improved so that the use of these devices became economically and functionally feasible for non-military governmental users (such as law enforcement, fire, emergency medical and other public safety personnel) and large commercial users (such as railroads, construction and oil companies).

     Initially, all electronic communications were transmitted in analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio "carrier" wave. An analog transmission can be made secure by (i) "scrambling" or manipulating the original signal at the point of transmission and (ii) reconstituting the original signal at the receiving end. By the late 1980s, accelerating use of wireless communications devices, such as LMRs and cellular telephones, resulted in increased demand for limited radio spectrum. In response to this demand, and enabled by the low-cost availability of digital signal processors ("DSPs"), electronics manufacturers developed spectrally efficient (i.e., low-bandwidth) digital communications devices. In digital communications, an analog signal is "digitized," or converted into a series of discrete information "bits" in the form of ones and zeroes prior to transmission. Digital transmissions can be made secure by a process known as "encryption," which involves (i) the use of a mathematical algorithm to rearrange the bit-stream prior to transmission and (ii) a decoding algorithm to reconstitute the transmitted information back into its original form at the receiving end.

     Manufacturers of information security products such as the Company typically charge higher prices for devices featuring more advanced levels of security. Therefore, the types of end-users at each level of security tend to vary based upon the importance of the information that the end-user wants to secure. Typical users of the most basic form of scrambler, the frequency inversion scrambler, include taxi dispatchers, other types of consumer businesses and transportation companies. Typical users for medium-level security devices include B&I users and international customers who do not need an export license. High-level scrambling and encryption devices are used primarily by public safety agencies, federal government personnel and international customers who have obtained the required export license.

  Land Mobile Radio Security Market

     One of the earliest applications of information security technology outside of the military was in protecting LMR voice communications. LMRs consist of (i) hand-held or (ii) mobile (vehicle mounted) two-way radios. A typical LMR system consists of one or more base control stations networked with each other and with hand-held and/or mobile LMRs. As with all other major forms of wireless communications devices, LMRs transmit information in either analog or digital format, although the substantial majority of LMRs currently in use operate in analog format only.

  Telephony Security Market

     Since its inception in 1983, cellular telephone service has grown rapidly and become available to most of the United States population. Cellular telephone subscribers and revenues have grown rapidly in recent years and are expected to grow in the future. This increased volume has raised significant new security and privacy issues and an increased sensitivity to the potential risks involved in intercepted signals. Unprotected wireless transmissions generally provide minimal or no security and allow eavesdropping by even casual listeners with compatible scanners.

     In recent years, the cellular industry has migrated, on an accelerated basis, away from analog devices towards digital forms of communications, which are commonly referred to as Personal Communication Services ("PCS"). Similar to the LMR industry, this migration has occurred principally due to (i) increased spectrum efficiency, (ii) perception of greater voice security and (iii) additional capabilities for advanced features and data communications. PCS technology typically uses variable rate voice coding (referred to as TDMA or CDMA coding), which maximizes the efficiency of transmissions by only transmitting critical pieces of information and omitting other information, such as pauses in a conversation. In the area of voice security, digital telephony is functionally more secure than analog telephony. While there are some characteristics that make digital transmissions more difficult to intercept, most digital services do not use any type of active encryption technology. However, unlike analog scanning technology, digital scanners are not yet widely available. The increased use of digital devices has resulted and will likely continue to result in reduced demand for add-on voice security devices, such as those produced by the Company.

WIRELESS COMMUNICATIONS INDUSTRY

  Overview

     The mobile wireless communications industry began in the mid-1930s when police departments began using LMR systems to enable immediate communication between headquarters and officers patrolling the community. As (i) other public safety agencies and commercial enterprises recognized the benefit of immediate communications with their field personnel, (ii) technological advances made LMR systems more affordable and (iii) increasing amounts of spectrum were allocated for LMR use, LMR dispatch service expanded beyond its traditional police and fire applications to become an integral communications service for a variety of government and commercial enterprises. Today, in addition to dispatch-oriented LMR service, many other forms of mobile wireless communication technologies have emerged and are continuing to be developed to meet the varied communication needs of an increasingly mobile society, including paging, cellular telephone and personal communication services.

  Business and Industrial Systems Market

     B&I users include large commercial, industrial and other private enterprises, such as utility, construction and oil companies, railroads and universities which require rapid communications among personnel spread out over relatively large geographic areas. While many B&I LMR users purchase and operate entire systems for their own use, a large segment of the B&I market consists of specialized mobile radio ("SMR") operators such as NEXTEL Corp. and Centennial Communications, and their customers. SMR operators build and lease private LMR systems on a for-profit basis and sell airtime to end-users whose mobile communication needs can be served by renting or purchasing subscriber units as opposed to purchasing an entire system, or who are unable to obtain a Federal Communications Commission ("FCC") license to operate their own system. Traditionally, end-users of SMR services have included taxi fleets and smaller construction and delivery service companies. Currently, many SMR operators in the larger metropolitan markets, such as NEXTEL Corp., are also offering more consumer-oriented, cellular-like SMR services.

     There are two general types of LMR systems serving B&I users, (i) conventional and (ii) trunked. Both operate on the specific frequency bands which the FCC has allocated for such types of systems. Conventional LMR systems use a single channel to transmit and receive information. All users have unrestricted access, similar to a "party" telephone line, and the user must monitor the system and wait until the channel is unoccupied. Trunked systems (including the Company's logic trunked radio ("LTR(R)") products) combine multiple channels so that when a user begins transmitting, an unoccupied channel is automatically selected. Conventional LMR systems are relatively inefficient compared to trunked systems.

     The development of trunked LMR systems and the allocation of additional frequency spectrum in the 1970s triggered significant growth in LMR use for B&I applications. In recent years, technological developments by E.F. Johnson (included in its LTR(R) products) and others have enabled LMR systems to be "networked," involving multiple "sites" linked together through a switch to provide extended geographical coverage. In addition, many trunked subscriber units are capable of functioning as mobile telephones through interconnections to the public switched telephone network. The Company has responded to changes in the standard LTR(R) protocol with the creation of LTR-Net(TM) in 1997, which allows systems operators to link sites together and provide telephone interconnection, electronic serial numbers and total system security in an advanced analog trunking system.

  Public Safety and Other Government Users Market

     Public safety and other government users include state and local agencies, such as law enforcement, fire and emergency medical personnel, and military and non-military federal governmental agencies. Many of these users operate LMR equipment which complies with specifications established by the Association of Public Safety Communications Officials International Inc. ("APCO"), while the remainder operate mostly conventional and non-APCO trunked LMRs. The most widely used APCO standard is the "APCO 16" standard established in 1979, which includes specifications for 800 MHz transmission, analog voice modulation and trunking functions for using the frequency spectrum. In 1988, E.F. Johnson entered the market for APCO 16 products with its Multi-Net system.

     In 1995, the APCO Advisory Board promulgated a new standard known as APCO
25. Although public safety agencies are not currently required by the FCC or APCO to purchase APCO 25 compliant LMR systems or otherwise adopt the APCO 25 standard, the Company believes that APCO 25 compatibility will be one of the key purchasing factors for the public safety and other government LMR users. Furthermore, as LMR issuers upgrade their existing APCO 16 systems to comply with FCC-imposed bandwidth limitations, the Company expects that demand for APCO 25 compliant LMR systems will increase, due in part to the fact that APCO 25 systems are backwardly compatible with much of the older APCO 16 equipment, allowing early adopters of the APCO 25 standard to purchase new equipment without replacing entire older systems.

INFORMATION SECURITY PRODUCTS

  Overview

     Transcrypt first entered the information security market in 1978 with simple, transistor-based add-on scrambling modules for use in analog LMRs using basic single-inversion scrambling techniques. Transcrypt marketed these products primarily to public safety agencies and international governments. Since that time, the Company has further developed and improved upon its core information security technologies, which have at various times been implemented into the Company's scrambler modules and other products within its major information security product families, (i) LMR Security and (ii) Telephony Security.

     The core technologies currently available to the Company for incorporation in its products include the following methods, which are listed in increasing order of sophistication of security technique: (i) frequency inversion (inverting or otherwise adjusting the phase of a signal based on a consistent method), (ii) rolling code transmission (incrementally stepping codes), (iii) frequency hopping transmission (changing broadcast frequencies multiple times per second based upon an algorithm) and (iv) digital encryption (encoding a digital bit-stream based upon a mathematical encryption algorithm).

     As with all of the Company's information security products, the use of scrambling and encryption equipment is required on both the transmitting and receiving sides of communications in order to operate in secure mode. For example, in order to achieve secure LMR communications, it would be necessary for both the transmitting and receiving equipment, including hand-held, mobile devices and base stations, to be equipped with one of the Company's modules, whether as an add-on installation or in the form of one of the Company's complete LMRs. In the Company's telephony family, a scrambled cellular telephone may communicate in secure mode only with (i) another of the Company's secure cellular telephones, (ii) a PBX interchange or cellular service provider that has installed one of the Company's Voice Privacy Exchange Units or (iii) a landline telephone equipped with one of the Company's external desktop units. However, all of the Company's products can be used in the clear, non-scrambled mode with equipment that does not contain a security device.

  Land Mobile Radio Security

     The Company offers a variety of add-on LMR scrambling products featuring its core technologies at varying levels of security. Add-on scramblers are available in two packages, (i) a modular package consisting of a circuit board that is designed to be permanently soldered into existing circuitry and (ii) a socket package designed for installation in sockets with standard pin configurations which original equipment manufacturers ("OEM") may install.

     Products sold by the Company are compatible with sockets of OEM manufacturers, including ICOM America, Inc. and Motorola. The Company also produces modules that add signaling features to radios, including "man-down" (emergency signal broadcast if radio position becomes horizontal), "stun-kill" (disables lost or stolen radios remotely) and "over-the-air reprogramming" (changes encryption and scrambling codes remotely). In December 1997, the Company introduced an LMR encryption module for use as an add-on or in OEM equipment that uses the digital encryption standard called "DES." This module uses the widely recognized DES algorithm for encoding transmissions.

  Telephony Security

     The Company's add-on scramblers for cellular telephones typically consist of a modular circuit board designed to be permanently soldered into existing telephone circuitry. The add-on scrambler product line includes a model designed specifically for Motorola telephones, which features advanced digital signal processing technology. With the increased deployment of digital or PCS systems by cellular service providers, the demand for add-on voice security products for analog equipment has resulted and will likely continue to result in reduced demand for add-on voice security devices for analog telephones, such as those produced by the Company.

     The Company offers complete, Transcrypt-branded, Motorola MicroTAC(TM), Elite and StarTAC(TM) cellular telephones upgraded to include the Company's advanced add-on scrambling modules. The Company believes that offering cellular telephone security through a complete telephone product offers certain advantages over add-on scrambler sales. These advantages include (i) presenting the customer with a single vendor, (ii) overcoming customer resistance to surrendering their telephones during installations and (iii) allowing the Company to market cellular security directly to cellular service providers. In the area of landline telephone voice security, the Company has, since 1995, produced landline scrambling and encryption devices for installation between the handset and telephone base, which have been purchased primarily by overseas government and corporate users. In 1997, the Company introduced a line of complete landline telephones with built-in voice security capability.

     In September 1997, the Company introduced its "Secure Office" network server and DES encryption scrambling modules, which allow for a company-wide telephony and data security solution based upon products using real-time, high-speed encryption techniques. The Secure Office product line includes a network server capable of encryption/decryption for up to 24 simultaneous voice or data users, a scrambling module for cellular telephone users, and five new landline security products. Secure Office provides real-time, high-speed encryption and voice and data security over shared facilities. The Secure Office products consist of a switch solution for local area networks ("LAN") and private branch exchange ("PBX") which communicates with computer modems, fax machines, cellular telephones, digitally encrypted landline telephones and other LANs and PBXs at different locations. Communications are secured with proprietary encryption and scrambling algorithms. Since its introduction, the Company has developed a PCMCIA encryption card for laptop computers. To date, sales of the Company's Secure Office products have not been material. The Company is evaluating its marketing strategy for its Secure Office product line.

WIRELESS COMMUNICATIONS PRODUCTS

     The Company sells its wireless communications products primarily to LMR dealers, SMR operators, governmental entities and the utility industry. End-users include B&I concerns and public safety and other government users desiring point to multi-point communications. Most of these types of products are sold under the "E.F. Johnson" brand name. The following discussion summarizes the types of products typically sold to both of these types of users.

  Business and Industrial Users

     The Company serves the B&I market primarily with its LTR(R) and analog conventional LMR product lines. The Company's analog conventional LMR product line is sold into all of the LMR markets which the Company serves. Management believes that significant niche markets continue to exist for analog conventional LMR products with value added technology, such as signaling protocols, security features and scrambling technology.

     The LTR(R) product line incorporates the E.F. Johnson LTR(R) trunking protocols and includes (i) sub-audible signaling, which automatically selects a clear or unoccupied channel, (ii) open architecture which is compatible with other analog products and (iii) transmission trunking which holds a channel for up to 20 seconds of "hang time" after a transmission is terminated to allow for a reply. In December 1997, the Company completed the design of a trunked LMR system known as "LTR-Net(TM)," which uses its LTR(R) trunking system in a wide-area configuration, allowing linked communications over a much larger geographic area than a single trunked system while also providing a much needed array of user security functions

     The Company's products for the SMR market include mobile radios, portable radios and repeaters, along with other infrastructure to provide a complete SMR system. The Company targets smaller regional SMR operators which offer a combination of dispatch and interconnect services and the traditional local SMR operators and dealers who serve local businesses primarily with dispatch service. In serving this market, the Company relies heavily on its network of dealers, many of whom are authorized by the Company as service centers and provide installation, maintenance, repair and warranty service. The Company believes that the end-users of these products value (i) the low cost of point to multi-point communications, (ii) flexibility of networking and (iii) support and responsiveness of the Company and its dealers.

  Public Safety and Other Government Users

     The Company serves public safety and other government users primarily with its APCO 16 Multi-Net(TM) analog and APCO 25 digital product lines. The APCO 16 Multi-Net(TM) was built upon the success of the E.F. Johnson LTR(R) trunking protocol. The Company believes that its Multi-Net(TM) system, which links together multiple sites for wide-area coverage using a proprietary architecture, is a high-quality, cost-effective alternative to comparable APCO 16 systems produced by other manufacturers. The Company's system offers many features specifically designed for public safety users, such as (i) emergency queuing,
(ii) over 8,000 unique identification codes, (iii) automatic subscriber identification (iv) five levels of priority access and (v) simulcast. The Company provides a broad line of Multi-Net(TM)products, including repeaters, radio network terminals, system management modules, duplex subscriber units, dispatcher consoles, audio and data link and related accessories. E.F. Johnson Multi-Net(TM) systems are sold both domestically and internationally. The Company's APCO 25 compliant "dual-mode" digital radios are compatible and fully interoperable with older analog radio systems, as well as with Motorola's proprietary analog APCO 16 trunking technology (SmartNet(TM) and Smartzone(TM)) and proprietary digital encryption algorithms. In August 1996, the Company introduced a hand held digital LMR complying with the APCO 25 "common air interface" standard and also featuring advanced core scrambling and digital encryption technologies. All of the Company's APCO 25 radios contain as standard features voice scrambling and/or digital encryption technology. The Company believes that such backward compatibility with Motorola's APCO 16 trunking technology will provide early adopters of the APCO 25 standard, such as the federal government and many public safety agencies, with the ability to purchase new equipment without replacing entire older systems.

PRODUCTS UNDER DEVELOPMENT

     Consistent with the Company's development efforts for its existing products, the Company designs new products around common core scrambling and encryption technologies using common signal processing platforms and circuitry. Using this approach, the Company has generally been able to incorporate improve-ments in core technologies into its new products more quickly and with relatively lower development costs compared to developing entire products separately. The following discussion contains a summary of the Company's principal products under development. The Company cannot assure that its will be able to successfully develop any of these products or, if developed, that any such products will be commercially viable or result in material sales.

  Land Mobile Radio Security

     The LMR security products under development are new versions of the Company's SC20-DES module for deployment in different models of radios, including for sockets in certain Motorola radios. From time to time, the Company also has under development a number of custom security modules, including those incorporating custom encryption and scrambling algorithms.

  Wireless Communications

     The Company plans to introduce in 1998 additional models of its hand-held digital LMRs containing different features, as well as a line of mobile digital LMRs, all of which are intended to comply with the APCO 25 standard. The Company also plans to introduce additional mobile radio models that transmit in analog format (e.g., APCO 16 and conventional LMRs) for the existing analog market, which can be upgraded to complete APCO 25 functionality. All of these radios will contain as standard features voice scrambling and/or digital encryption technology. These radios will be compatible and fully interoperable with older analog LMRs, and some of the radios will offer compatibility with Motorola's proprietary analog APCO 16 trunking technology (SmartNet(TM)/SmartZone(TM)) and Motorola's digital encryption algorithms.

CUSTOMERS

     The Company's customers use information security products in a variety of situations involving differing security needs. For example, domestic and international police forces typically have a medium to high need for security, while military users which are often faced with hostile and determined threats typically have a very high need for security. Purchasers of the Company's information security and wireless communications products include public safety agencies and police forces, federal government agencies, foreign governments, the military, cellular service providers, LMR manufacturers and business and corporate users in finance, manufacturing and media/entertainment, among other industries. No customer accounted for more then 10% of the Company's revenues during 1997, except Modern Scientific and Electric Corporation ("Moseco") of the Kingdom of Saudi Arabia. Moseco purchased approximately $4.4 million of wireless system products as the prime contractor for Aramco Inc. of Suadi Arabia.

SALES AND MARKETING

     The following discussion summarizes the Company's current sales and marketing approaches for its different products:

  Information Security

     The Company sells its add-on products domestically primarily to distributors, OEMs and self-servicing end-users, through sales managers while complete radio products are sold domestically primarily to end-users. Furthermore, the Company is continuing to market radio and other complete products to its existing add-on customer base.

     The Company conducts international sales through its sales managers, who focus on specific regions of the world outside of the United States. The majority of international sales are made by the sales managers in conjunction with a Company-authorized distributor, which typically provides a local contact and arranges for technical training in foreign countries. International sales accounted for approximately 38.1% and 53.9% of the Company's revenues in 1997 and 1996, respectively. See "-- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price -- Risks Associated with International Sales."

     The Company distributes its add-on information security products to both
(i) end-users in the LMR and telephony markets and (ii) distributors, such as LMR dealers, that resell these products to end-users. Currently, the Company sells self-branded, complete, analog secure cellular telephone primarily through distributors and cellular service resellers.

     The Company's basic marketing strategy has been to increase market awareness of the need for information security products and to convey the technical capabilities of its products. The telephony security products marketing staff conducts promotions through a mix of print advertising, trade shows, direct mail campaigns, press releases, technical articles, white paper publication, periodic newsletters, training and presentation material, and distribution of demonstration and loaner equipment, which are sometimes coordinated with product launches and trade shows.

  Wireless Communications

     The Company's sales and marketing functions for LMR systems focus on (i) the North American market and (ii) the international market. For North American sales, the Company uses a direct sales force of account executives and sales managers, who sell Company products primarily (i) in the APCO market and (ii) to larger dealers, SMR operators, and telemarketing personnel who sell primarily to smaller dealers and SMR operators. The Company's international sales are made through a specialized international direct sales force and by Company authorized dealer/distributors.

     LTR(R) and conventional LMR products are sold in North America primarily to an extensive network of approximately 600 independently owned and operated dealers, some of which are also SMR operators. The dealers typically carry other competitive product lines as well. These products are distributed internationally primarily through a network of approximately 100 dealers and distributors located in more than 45 countries. Many of the dealers also are authorized as service centers and provide installation, maintenance, repair and warranty service. The Company provides comprehensive dealer support, including cooperative advertising programs, advertising materials, sales and service training, and technical support.

     The majority of system sales of LMR products to both commercial and governmental purchasers involves soliciting and responding to "requests for proposals," commonly referred to as "RFPs." The RFP process for system sales has a relatively long cycle time. The period from proposal requirements to contract award typically takes at least one year, and depending on the size of the system, it can take multiple years for complete installation and acceptance of the project. Public sector end-users issuing RFPs often require suppliers of LMR systems to supply a bond from an approved surety company at the time that the bid is submitted and at the time that the contract is awarded.

     A number of factors can limit the availability of such bonds, including the applicant's financial condition and operating results, the applicant's record for completing similar systems contracts in the past and the extent to which the applicant has bonds in place for other projects. The issuer of the Company's bonds has recently indicated that it may, following its review of the restated financial statements, reduce the maximum amount of bonding coverage available to the Company. Further, the Company is experiencing problems with the completion of systems contracts for certain E.F. Johnson projects begun prior to the Company's acquisition of E.F. Johnson. Although the Company is working to correct these system problems, no assurance can be given that it will be successful. Even if the Company is successful in correcting these problems, the Company will incur costs associated with correcting the systems for which there may be no corresponding revenues. Further, if the customer for the systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company's bonds could reduce the maximum amount of bond coverage available to the Company or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. A reduction in the amount of bond coverage available to the Company or any restrictions imposed in connection with the issuance of bonds would adversely affect the Company's ability to bid on new system contracts in the future. Further, such an event or the need for the Company to incur substantial costs to correct the system contract problems being experienced could materially adversely affect the Company's business, financial condition, results of operations, liquidity and cash flows. See "-- Summary of Business

Considerations and Certain Factors That May Affect Future Results of Operations And/or Stock Price -- Systems Contract Problems."

CUSTOMER SERVICE

     For the Transcrypt product line, the Company provides toll-free telephone access for customers with technical or other problems. Product training includes classes, seminars and video programs offered at both the customer's site and the Company's Lincoln facility. The Company offers a standard warranty on all products, which covers parts and labor for a period of one year from purchase, with an extended warranty service option available at an additional cost.

     The Company installs, for a fee, all models of scrambler modules into customers' LMRs and telephones. Scrambler modules that the Company does not install are generally installed by local radio and cellular telephone dealers. The Company documents installation instructions for its products in OEM devices and has developed these instructions for more than 2,000 OEM products, including almost all commercially available two-way radio models sold worldwide. For the E.F. Johnson product line, the Company's customer service group provides worldwide after-sales service and support, including technical support through a toll-free telephone number, on-site technical personnel for repairs and applications issues, 24-hour turnaround for spare parts and extensive product training. Product training includes classes, seminars and video programs available at both the customer's site and Waseca manufacturing facility. Such training provides assistance to the end-user in the use, operation and application of LMR products and systems, and trains other end-users and dealers to perform network programming changes and preventive maintenance and repair to products and systems. LMR products and systems are generally sold with a one year warranty which covers parts and labor in North America and parts internationally. Broader warranty and service coverage is provided in certain instances to private systems customers on a contractual basis, usually for an additional charge.

MOTOROLA RELATIONSHIP

     The Company depends to a large extent on a number of significant relationships with Motorola. Motorola has been a large customer of the Company since 1994. The sales to Motorola during 1997 consisted primarily of Motorola-labeled LMR socket scrambling modules available for resale by Motorola as an accessory to certain of Motorola's portable LMRs sold worldwide.

     Motorola is a key manufacturer of electronic components used by the Company. These components include microprocessors and components used in most of the Company's scramblers and LMRs, which the Company purchases through an electronics wholesaler. Furthermore, pursuant to a product sales agreement executed in June 1996, Motorola has agreed to sell to the Company, upon the Company's request, original equipment cellular telephones and related accessories from Motorola's MicroTAC(TM) line, including StarTAC(TM) telephones, which the Company resells equipped with its DSP-based encryption devices and labeled with the Transcrypt logo. This agreement with Motorola specifies fixed prices for purchases of such equipment, and its original term expired on December 31, 1997, after which either party may terminate the agreement upon 30 days' prior notice. The Company may also purchase from Motorola base stations, repeaters and other LMR infrastructure components in order to fulfill systems contracts requiring compatibility with these devices.

     The Company has obtained from Motorola a royalty-bearing, irrevocable, non-exclusive, worldwide license (the "IPR License") to manufacture products containing certain proprietary LMR and digital encryption technology. The Company believes this technology will be important to the success of certain of its existing and proposed APCO 25 compliant LMR products. The IPR License includes rights to use Motorola's proprietary analog APCO 16 trunking technology (SmartNet(TM)), APCO 25 required products and certain Motorola digital encryption algorithms in LMR products. The digital encryption technology may also be incorporated into certain other information security products. In addition, E.F. Johnson, prior to its acquisition by the Company, obtained a license to certain proprietary technology from Motorola relating to the development of APCO 25 compliant digital LMRs. This license covered infrastructure and other APCO 25 technology. Subsequent to the acquisition, Motorola agreed to expand the coverage of Transcrypt's license to SmartNet(TM) to cover E.F. Johnson's products.

     In addition to the direct benefits of the IPR License to the Company's APCO 25 development efforts, the Company believes that sales of its APCO 25 digital LMR products have been, and expect that such sales will in the foreseeable future be, substantially dependent upon Motorola's dominant position as a market leader in the APCO 25 marketplace. Motorola is the largest manufacturer of APCO 25 compliant LMR products and has been the principal public supporter of the APCO 25 digital transmission standard for the LMR market. Any reduction in such support could lead to reduced demand for APCO 25 compliant LMR systems generally. See "-- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price -- Reliance on Motorola."

INTELLECTUAL PROPERTY

     Transcrypt presently holds registered copyrights which cover software containing algorithms for frequency hopping, scrambling and signaling technologies for LMR and cellular telephony, and one domestic patent, which covers continuous synchronization methods used in analog scrambling products. Transcrypt has been granted five patents relating to high-end scrambling and encryption techniques and methods of integrating after-market devices, such as the Company's modules, into OEM products, and has applied for 18 additional domestic patents in this area. These patents and patent applications were the result of Transcrypt's expanded intellectual property program, which is intended to enhance the patent protection afforded the Company's new and advanced intellectual property rights. Transcrypt also holds three registered trademarks related to the "Transcrypt" name and product names. In addition to the rights held by Transcrypt, E.F. Johnson currently holds or has been assigned at least 21 U.S. patents, 10 pending applications for U.S. patents, 11 patents in foreign countries and 8 pending applications for patents in foreign countries. These patents and applications cover a broad range of technologies, including trunking protocols and a high-speed data interface for LMR communications. Furthermore, E.F. Johnson holds numerous registered trademarks related to the "E.F. Johnson" name and product names. In addition to copyright and patent laws, the Company relies on trade secret law and employee and third-party non-disclosure agreements to protect its proprietary intellectual property rights. Furthermore, the Company designs its information security devices to make the underlying software and processes difficult to reverse engineer, providing an additional level of protection.

RESEARCH AND DEVELOPMENT

     As of June 30, 1998, the Company had a research and development staff of 109 individuals, including 87 engineers. The Company organizes research and development efforts along its two main product lines, (i) information security and (ii) wireless communications products. As part of the integration of E.F. Johnson's research and development team with Transcrypt's research and development efforts, the Company has focused significantly on integrating technologies in order to offer new advanced products by taking advantage of the competencies of each of the engineering staffs of Transcrypt and E.F. Johnson. For example, the combined staffs are working on projects to integrate digital signal processing technology into the E.F. Johnson radios to make them interoperable with Multi-Net(TM), SmartNet(TM) and APCO 25. Other integration work underway relates to the incorporation of Transcrypt's encryption technology into E.F. Johnson radio products.

  Information Security

     The Company's research and development personnel in the information security area have expertise in various fields, including cryptography, analog hardware, digital hardware, and object-oriented software. The research and development staff designs and develops products incorporating digital signal processing, voice coding (including improved multi-band excitation), encryption, spectral manipulation and rotation, systems simulation and mixed signal scrambling. Since 1995, the Company's research and development efforts have increased significantly, and it has expanded development of secure telephony and data products. In order to facilitate the Company's new product line development plans, research and development staffing has been increased during 1997 with additional expertise in the areas of data networking, cryptography and digital signal processing.

  Wireless Communications

     The Company's wireless communications research and development organization have expertise in RF technology, computer architecture, switch architecture, networking, software and hardware designs. Ongoing engineering efforts are focused on adding advanced features to existing product lines and developing new and innovative platforms. Cross-disciplinary planning groups involving marketing, manufacturing and engineering are used for product planning and definition. Present research and development efforts are involved in upgrading existing product lines, including the development of next generation repeaters and mobile radios for the Company's principal product lines. The Company also has a staff of systems applications design, manufacturing and customer service engineers that focuses on design and implementation of custom radio systems.

MANUFACTURING

     The Company's manufacturing operation generally consists of the procurement of commercially available (i) subassemblies, (ii) parts and (iii) components, such as integrated circuits, printed circuit boards and plastic and metal parts, and their assembly into finished products. Certain components and subassemblies are manufactured by vendors to the Company's specific design criteria. The Company inspects all components and subassemblies for mechanical and electrical compliance to its specifications in order to ensure high yield and quality.

     The Company produces many of its wireless communications products, including its APCO 25 compliant products, at its Waseca, Minnesota facility. The Company manufactures all of its information security products and many of its wireless communications circuit boards at its facility in Lincoln, Nebraska. The Company is currently evaluating alternative manufacturing strategies to reduce costs and improve efficiencies.

MATERIALS AND SUPPLIERS

  Information Security

     The Company obtains most of its electronic parts and components for information security and radio products from one principal distributor, Arrow/Schwebber Electronics Group. The Company believes that concentrating its purchases through one principal distributor lowers procurement costs and enhances the ability to control the quality of these components and subassemblies. The distributor stores several months' supply of basic components, such as microprocessors, flash, and digital signalling processors, on-site at the Company's manufacturing location on a consignment basis, which reduces inventory maintenance costs. Additionally, the Company acquires from other manufacturers certain high-end subassemblies, such as RF boards for use in complete LMR units that the Company manufactures. See "-- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price -- Dependence on Suppliers."

  Wireless Communications

     Certain components and subassemblies used in the Company's wireless communications products are presently available only from a single supplier or a limited group of suppliers. To date, the Company has been able to obtain adequate supplies of all components and subassemblies in a timely manner from existing sources. Currently, Motorola is the sole supplier of a majority of the semiconductors used in certain of the Company's LMR products. Although historically the Company has not experienced a disruption of Motorola's supply of this product, disruption or termination of Motorola's supply of this product would have a material adverse effect on the Company's operations.

     Most of the Company's newer analog LMRs for the B&I market have been manufactured by Icom Japan ("ICOM") under contract by the Company. Products produced by Icom have included hand-held portable radios that operate in both conventional and trunked mode and more recently, mobile units as well. In general, new products produced by Icom for the Company have been jointly developed by the Company and Icom. Although historically the Company has not experienced a disruption in Icom's ability to supply these products, disruption or termination would have a material adverse effect on the Company's ability to supply certain LMRs to its B&I customers. Icom has recently requested that the Company supply a letter of credit before products are shipped to the Company. See "-- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price -- Effects of Recent Developments on the Company's Business."

     With respect to other electronic parts, components and subassemblies, the Company believes that alternative sources could be obtained to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components and subassemblies could impair customer relationships and could have an adverse effect on the Company's operating results. See "-- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price -- Dependence on Suppliers."

GOVERNMENT REGULATION AND EXPORT CONTROLS

  Information Security

     The Company's information security products have been subject to export restrictions administered by the Department of State and the Department of Commerce, which permit the export of encryption products only with the required level of export license. U.S. export laws also prohibit the export of encryption products to a number of specified hostile countries. Although to date the Company has been able to secure most required U.S. export licenses, including for export to approximately 113 countries since 1978, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future or at all. Based on prior experience in securing export approvals, the Company believes that it maintains good relations with federal government agencies with jurisdiction over its products. Additionally, in certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported.

     In November 1996, President Clinton issued an Executive Order (the "Executive Order") altering the federal government's policies governing the export of encryption products, such as those currently offered and proposed to be offered by the Company. The Executive Order shifts jurisdiction for export controls and licensing relating to encryption technology from the Department of State to the Department of Commerce and removes from the "munitions" list most encryption products. In addition, the Executive Order establishes a key management control program, under which a third-party would hold "keys" to unlock encrypted information for legitimate law enforcement and national security needs. As a result of the Executive Order, certain products featuring digital encryption technology that had not previously been exportable can now be exported. This development may increase competition for international sales of the Company's analog scrambling products. Under interim regulations adopted in December 1996 by the Department of Commerce, during a two-year transition period, non-key recoverable 56-bit digital encryption products may be approved for export if the manufacturer (i) commits to build and market key recovery products and support key management infrastructure in the future and (ii) provides to the government interim reports detailing internal development efforts.

     Since December 1996, the Department of Commerce has been preparing draft proposed final regulations similar to the interim regulations. Industry opposition to the approach taken by the interim regulations has substantially delayed the issuance of a proposed draft, which has not been issued to date. Recently, Secretary of Commerce William Daley expressed serious concerns about U.S. encryption policy and urged the various concerning parties to find a compromise. Since making these comments, Secretary Daley has engaged an interagency group in an effort to resolve the issue. But substantial industry opposition to the "key recovery" approach and Clinton Administration concerns about national security continue to delay the regulations. While pending lawsuits have questioned the constitutionality of the Commerce Department regulation, it is unclear what impact, if any, these suits will have on commercial encryption exports when the cases are resolved. The United States Court of Appeals for the Ninth Circuit is currently considering an appeal from an

April 1996 decision in which U.S. District Court Judge Marilyn Patel found that the Commerce Department's export controls on encryption source code and software were an unconstitutional prior restraint on free speech. The effect of a Ninth Circuit ruling is likely to be limited, however, as the case involved export of software that constituted academic speech, which generally receives more protection than commercial speech. The commercial speech standard would likely be applied to the export of commercial encryption software. It is uncertain when this case will be resolved. If the Ninth Circuit upholds Judge Patel's opinion, the U.S. Government is expected to appeal to the Supreme Court.

     In response to industry opposition to the President's Executive Order and the interim regulations, Members of Congress have taken aggressive steps to further expand exports of encryption products. In the 105th Congress, Members of the House of Representatives and Senate introduced legislation to eliminate "key" controls the Administration imposes on encryption exports. In the House, legislation eliminating the "key" recovery system and other controls may be considered, but opposition form key Members has to date, prevented the bill from coming to the House Floor. The House bill would lift many remaining controls on encryption exports, including the Administration's "key" management requirement. President Clinton opposes the House legislation and similar measures introduced in the Senate, on the grounds that the bill's provisions eliminating the key recovery system would seriously compromise national security, among other things, and may veto the measure if enacted.

     In the Senate, Sen. John Ashcroft recently introduced a bill to the Judiciary Committee designed to revise the Administration's encryption technology export policy, but less drastically than the House bill. Under the terms of the Ashcroft bill, entitled the "Encryption Protects the Rights of Individuals from Violations and Abuse in Cyberspace (E-PROVACY) Act" exporters would be able to sell more powerful encryption products than those allowed under the interim regulations. The bill would establish an Encryption Export Advisory Board comprised of industry and governmental representatives that would consider applications for license exceptions for encryption products based on the availability of comparable encryption products outside the United States. After making a determination, the Board is required to notify the Secretary of Commerce, who shall specifically approve or disapprove each determination of the Board within 30 days of submittal. A decision of disapproval by the Secretary of the Board's determination shall be subject to judicial review pursuant to the provisions of the Administrative Procedures Act. Management cannot predict whether any legislation easing export controls will be enacted, what form it will take or how the Executive Order or any such legislation will impact international sales of the Company's products.

  Wireless Communications

     The Company's stand alone wireless products are subject to regulation by the FCC under the Communications Act of 1934, as amended, and the FCC's rules and policies as well as the regulations of the telecommunications regulatory authority in each country where the Company sells its products. These regulations are in the form of general approval to sell products within a given country for operation in a given frequency band, one-time equipment certification, and, at times, local approval for installation. In addition, the construction, operation and acquisition of wireless communications systems, as well as certain aspects of the performance of mobile communications products, are regulated by the FCC and foreign regulatory authorities. Many of these governmental regulations are highly technical and subject to change. The Company believes that it and its products are in material compliance with all governmental rules and policies in the jurisdictions where the Company sells its products.

     In the United States, all of Transcrypt's wireless products are subject to FCC Part 15 rules on unlicensed spread spectrum operation. In those countries that have accepted certain worldwide standards, such as the FCC rulings or those from the European Telecommunications Standards Institute, Transcrypt has not experienced significant regulatory issues in bringing its products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance. However, many developing countries, including certain markets in Asia, have not fully developed or have no frequency allocation, equipment certification or telecommunications regulatory standards.

     The majority of the systems operated by E.F. Johnson's customers must comply with the rules and regulations governing what has traditionally been characterized as "private radio" or private carrier communications systems. Licenses are issued to use frequencies on either a shared or exclusive basis, depending upon the frequency band in which the system operates. Some of the channels designated for exclusive use are employed on a for-profit basis; others are used to satisfy internal communications requirements. Most SMR systems in operation today use 800 MHz channels. Within the top 50 metropolitan markets, 900 MHz frequencies licensed for exclusive use systems have been made available to both SMR and non-SMR licensees. Additional channels designated for exclusive use were made available in the 220 MHz band for both commercial and non-commercial systems.

     Generally, SMR licenses are issued for five-year terms, initially in blocks of five channels, and may be renewed upon showing compliance with FCC rules and may be revoked for cause. Such licenses typically are subject to channel "loading" or usage requirements, such as loading a minimum of 70 subscriber units for each channel within the initial five-year term. If an SMR licensee fails to meet its loading requirements in an area where existing applications are pending on a wait list, the FCC may cancel the license, in whole or in part, or deny a request to renew or expand the license. Other than loading requirements, private systems are subject to similar restrictions. For example, licenses for private systems are also issued for five-year terms, may be renewed upon showing compliance with FCC rules and may be revoked for cause.

     E.F. Johnson also offers products in bands below 800 MHz where channels are shared by multiple users in the same geographic area. In this "shared" or conventional spectrum, there is no requirement for loading the channel to any particular level in order to retain use of the frequencies. These channels are generally used by entities satisfying traditional dispatch requirements in, among others, the transportation and services industries.

     The FCC is considering a number of regulatory changes that could affect the wireless communications industry and the Company's business. Therefore, the regulatory environment is inherently uncertain and changes in the regulatory structure and laws and regulations, both in the United States and internationally, can adversely affect the Company and its customers. Such changes could make existing or planned products of the Company obsolete or unsaleable in one or more markets, which could have a material adverse effect on the Company.

     The FCC, through the Public Safety Wireless Advisory Committee, is considering regulatory measures to facilitate a transition by public safety agencies to a more competitive, innovative environment so that the agencies may gain access to higher-quality transmission, emerging technologies, and broader services, including interoperability. As part of this process, the FCC is reviewing the current use of the public safety wireless spectrum, reallocation of additional spectrum for public safety use, and use of commercial service providers for additional public safety capacity. This FCC process could affect products manufactured by the Company. Management cannot predict the outcome of the FCC review or any specific changes in the spectrum or FCC policies, or any potential effect on the Company's sales.

COMPETITION

  Information Security

     The markets for information security products are highly competitive. Significant competitive factors in these markets include product quality and performance, including (i) the effectiveness of security features, (ii) the quality of the resulting voice or data signal, (iii) the development of new products and features, (iv) price, (v) name recognition and (vi) the quality and experience of sales, marketing and service personnel. A number of companies currently offer add-on scramblers for LMRs that compete with the Company's add-on information security products, including Selectone Corp., Midian Electronics Inc., and MX-COM Inc. Also, Motorola and Ericsson offer high-end, proprietary digital encryption for their LMR products. Cycomm International Inc./Privaphone and Motorola offer add-on security products for cellular telephones. Competitors to the Company's secure landline telephone products include AT&T Corporation/Datatek, Motorola, Cycomm International Inc., Cylink Corporation and TCC (Technical Communications Corporation).

     As of June 30, 1998, the Company and Motorola are believed to be the only current suppliers of APCO 25 LMR products. However, a number of companies are actively developing APCO 25 compliant products and have displayed working prototypes. Companies which have announced or are anticipated to announce the availability of APCO 25 compliant products or digital LMRs include Kenwood, Racal Communications, Relm Communications, ADI, AMP, Ericsson, Garmin Industries and Midland Systems.

     Many of the Company's competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer-standing relationships with customers than the Company. Competitors with greater financial resources are better able to engage in sustained price reductions in order to gain market share. Any period of sustained price reductions would have a material adverse effect on the Company's financial condition and results of operations. The Company cannot assure that it will be able to compete successfully in the future or that competitive pressures will not materially and adversely affect its financial condition and results of operations.

  Wireless Communications

     In North America, Motorola, Kenwood and Ericsson are the leading providers of LMR equipment. The remainder of the LMR market is divided among a large number of suppliers who focus on particular segments of the market. The Company believes it is the third largest provider of specialized radio systems in North America. However, the Company's share of this market is relatively small in comparison to sales by Motorola and Ericsson.

     The Company competes in the wireless communications market on the basis of price, technology and the flexibility, support and responsiveness provided by the Company and its dealers. Most of the Company's competitors in wireless communications have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. In addition, many of the Company's competitors also possess entrenched market positions, other intellectual property rights and substantial technological capabilities. In the North American SMR market, the Company's competitors include Motorola, Ericsson, Uniden America Corporation ("Uniden"), Kenwood U.S.A. Corp., ICOM America, Inc. and Midland International Corp. The Company believes that cellular telephones and personal communication services devices provide, to some extent, the same functionality as SMRs and other LMRs and, as such, may compete with its products. The Company believes that the international wireless communications market is fragmented, with Motorola, Kenwood, Nokia, and Ericsson the dominant suppliers. The Company also competes with Uniden, Hitachi Denshi, Ltd. and Tait in Asia.

BACKLOG

     The Company presently ships a small amount of information security products against backlog, due to the typically short manufacturing cycle of these products. Because of generally longer manufacturing cycle times required for the production of complete wireless communication products, the Company's backlog for wireless communication products has been larger than for its security products. The Company does not believe that its backlog figures are indicative of actual sales of products in future periods.

EMPLOYEES

     At December 31, 1997, the Company had 464 full-time equivalent employees, including 114 at its Lincoln, Nebraska facility, 313 at its Waseca, Minnesota facility, 11 at its Burnsville, Minnesota sales office and approximately 26 field sales people, sales managers or staff located in the sales territories in which they serve. As of June 30, 1998, the Company had 494 full-time equivalent employees. The Company also uses temporary employees when necessary to manage fluctuations in demand. None of the Company's employees are covered by a collective bargaining agreement.

SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

     Certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and 21E of the Exchange Act. These forward-looking statements relate to, among other things, the outcome of pending class action litigation involving the Company, the outcome of the pending investigation by the SEC, the effects of the Company's recent restatement of its financial statements and other recent events on the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. The following is a summary of some of the important factors that could affect the Company's future results of operations and its stock price, and should be considered carefully.

  Securities Class Action Claims

     The Company has been named as a defendant in thirteen class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Certain of the complaints also name one or more officers of the Company as additional defendants. See "ITEM 3. LEGAL PROCEEDINGS." The Company may also in the future be the subject of additional lawsuits or claims in connection with the events or facts surrounding the restatement of its financial statements. In addition, the Company may be required to indemnify its directors and officers for judgments rendered against them in connection therewith. The Company is unable to predict when or whether such additional lawsuits or claims may be initiated or the likelihood of the outcome or range or amount of potential liability that may arise therefrom.

     Although these complaints do not allege the amount of damages and other relief that the plaintiffs are seeking, the Company believes the amount of damages ultimately sought by the plaintiffs will be significant. In light of the Company's restatement of financial information contained in its various registration statements and prospectuses, the Company believes that there may be an unfavorable outcome for at least some of the claims asserted in the lawsuits or which may be asserted in the future against the Company. The Company believes that the stockholder class actions are more likely to settle than proceed to trial, judgment and appeal. Given the circumstances of these cases, the terms of a settlement would be structured in a manner to avoid causing the Company to seek protection under the federal bankruptcy reorganization laws. In any circumstances where the Company could not structure a settlement of all claims within its financial resources, it would vigorously defend any attempt to establish the amount of liability or to require payment beyond its resources. The Company has directors' and officers' liability insurance that may cover a portion of the legal fees incurred and certain of the damages sought in connection with the class action lawsuits. Many factors will ultimately affect and determine the results of the litigation however, and the Company can provide no assurances that the outcome will not have a significant adverse effect on the Company's business, financial condition, liquidity, results of operations and cash flows.

     The pending litigation, SEC investigation and any future litigation against the Company and its officers or directors, regardless of outcome, has resulted, and will continue to result, in substantial costs and expenses to the Company for legal and related assistance. Accordingly, any such pending or future litigation could have a material adverse effect on the Company, regardless of the outcome of the litigation.

  SEC Investigation

     In April 1998, the SEC issued a formal order of investigation to determine whether violations of certain aspects of the Federal securities laws had occurred in connection with the Company. While it is not possible at this time to determine whether the SEC is likely to initiate proceedings against the Company or the outcome of the SEC's investigation, the SEC has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties, imposition of a cease and desist order and issuance of removal and prohibition orders against Company-affiliated persons, among other things.

  Effects of Recent Developments on the Company's Business

     The restatement of the Company's financial statements, class action lawsuits, SEC investigation and other recent events have had an adverse impact on the Company's financial condition, results of operations, liquidity and cash flows. During the quarter ended June 30, 1998, the Company experienced declining revenues which it is anticipated will be between $13 and $14 million and incurred substantial costs primarily in connection with the audit of the Company's financial statements and legal fees relating to the restatements, the class action lawsuits, the SEC investigation and the previously announced Audit Committee investigation. As a result primarily of the foregoing, the Company expects to report a loss of between $3.0 million and $5.0 million in the second quarter of 1998.

     These events have had, to varying degrees, an adverse impact on the Company's relationships with its vendors and customers. A company that manufactures radios under contract for the Company has required the Company to supply a letter of credit before radios are shipped to the Company. The Company did not enter into any new domestic systems contracts during the second quarter of 1998. In addition, in connection with the bidding requirements on systems contracts with governmental agencies, the bidding procedures often include the posting of bonds. The issuer of the Company's bonds has indicated that it may, following its review of the Company's restated financial statements, reduce the maximum amount of bonding coverage available to the Company. On May 21, 1998, the Company's line of credit with U.S. Bank was amended to include additional collateral of $10.0 million of time certificates of deposit. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of the credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates. U.S. Bank also agreed to amend the Company's credit line by reducing the Company's required tangible net worth amount to $55 million from $70 million.

     Because of the uncertainties resulting from the restatement and other recent events, the Company is also evaluating all of its product lines, and looking at various initiatives to reduce operating expenses in order to keep them in line with revenues. Implementation of any plan resulting from these initiatives may result at some future date in substantial up front cost.

     The Company can provide no assurance that the restatement of its financial statements and the ongoing class action lawsuits and SEC investigation, regardless of their outcomes, will not continue to have a material adverse effect on the Company's financial condition, results of operations, liquidity and cash flows.

  Systems Contract Problems

     The Company is experiencing problems with the completion of systems contracts for certain E.F. Johnson projects begun prior to the Company's acquisition of E.F. Johnson. Although the Company is working to correct these system problems, no assurance can be given that it will be successful. Even if the Company is successful in correcting these problems, the Company will incur costs associated with correcting the systems for which there may be no corresponding revenues. Further, if the customer for the systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company's bonds could reduce the maximum amount of bond coverage available to the Company or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. A reduction in the amount of bond coverage available to the Company or any restrictions imposed in connection with the issuance of bonds would adversely affect the Company's ability to bid on new system contracts in the future. Further, such an event or the need for the Company to incur substantial costs to correct the system contract problems being experienced could materially adversely affect the Company's business, financial condition, results of operations, liquidity and cash flows.

  Competition

     The information security and wireless communications equipment industries, and the LMR market segment in particular, are highly competitive. Competition in the sale of stand-alone and digital products is more intense than for add-on and analog products. In addition, other wireless communication technologies, including cellular telephone, paging, SMR, satellite communications and PCS (personal communication services) currently compete and are expected to compete in the future with certain of the Company's stand-alone products. Furthermore, other manufacturers have announced or are anticipated to announce the availability of APCO 25 compliant products or digital LMRs. See
"-- Competition." Many of the Company's competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than the Company. Accordingly, the Company cannot assure that (i) it will be able to continue to compete effectively in its markets, (ii) competition will not intensify or (iii) future competition will not have a material adverse effect on the Company. In addition, the Company cannot assure that new competitors will not arise and begin to compete in the markets for the Company's products.

     Motorola, Nokia, Kenwood, and Ericsson hold a dominant position in the market for wireless communication products, especially in the LMR and cellular telephone market segments. In North America, Motorola, Kenwood and Ericsson are the leading providers of LMR equipment. While the Company believes that it is the third-largest supplier in the North American specialized LMR equipment market, the Company's share of this market is relatively small in comparison to Motorola and Ericsson. In addition to providing equipment to the industry, Motorola is one of the largest SMR operators in the United States. Motorola, Kenwood, and Ericsson have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company, and have entrenched market positions in certain segments of the North American LMR market. Certain of the Company's competitors, including Motorola and Ericsson, have established trade names, trademarks, patents and other intellectual property rights and substantial technological capabilities.

     The Company believes that the wireless communications equipment industry is undergoing a period of consolidation which (i) may involve the acquisition or merger of some of the significant manufacturers of these types of products and
(ii) a concentration of market share in a relatively few companies. The Company cannot assure that consolidations in the industry would not result in the strengthening of its existing competitors or the creation of new competitors, some of which may have significantly greater financial, managerial, technical and marketing resources than the Company. See "-- Competition."

  Reliance on Motorola

     The Company is dependent on continuing access to certain Motorola products, electrical components and proprietary intellectual property. Although the Company believes that its relationship with Motorola is good, the Company cannot assure that Motorola will continue to supply products, electrical components and proprietary intellectual property to the Company on the scale or at the price that it now does. In addition, Motorola may increasingly perceive the Company as a competitor, particularly in light of its acquisition of E.F. Johnson. This perception could impact Motorola's willingness to do business with the Company. Although the Company has certain contractual relationships with Motorola, both as a customer and a supplier, most of these agreements are subject to termination in certain circumstances and expire by their terms within one to ten years. Any reduction of the Company's contractual relations with Motorola or a decision by Motorola to reduce or eliminate the provision of products, components and technology to the Company could have a material adverse effect on the Company. See "-- Motorola Relationship."

  Transition from Analog to Digital Products

     The Company believes that the LMR and cellular telephone markets are migrating from analog to digital equipment. This migration is primarily due to bandwidth capacity constraints and the perception that digital transmissions are more secure than analog transmissions. As a result, the Company is seeking to upgrade many of E.F. Johnson's LMR products to be compatible with digital LMR communications standards, including APCO 25. However, the Company cannot assure that it will be able to effect this transition on a timely basis or that digital products will compete successfully in the LMR marketplace. The failure of products to compete successfully in the marketplace would have a material adverse effect on the Company. In addition, there has been some delay in the marketplace acceptance of digital LMR communications standards, and this delay may result in decreased sales of the Company's APCO 25 products. A significant delay in the marketplace acceptance of digital LMR communications standards could result in a significant decrease in sales of the Company's APCO 25 products. Furthermore, the transition from analog to digital communications is resulting in, and in the future is likely to continue to result in, a decrease in demand for the Company's add-on security modules, as customers may perceive digital communications to be more secure than communications using analog devices.

  Rapidly Evolving Markets

     The information security and wireless communications products markets in which the Company competes are rapidly evolving and can be expected to further evolve in the future as a result of changing technology, industry standards and customer requirements. The Company's ability to compete effectively will depend upon its ability to anticipate and react to these changes in a timely manner. As a result of recent developments affecting the Company, the Company may not have, either currently or in the future, adequate capital resources to respond to these changes. See "-- Recent Developments."

     The development of new technologies by existing or future competitors may place the Company at a competitive disadvantage by rendering some or all of its existing or new products obsolete. The Company has invested heavily in the introduction of LMR products that comply with the APCO 25 standard. Some manufacturers have adopted and actively support other digital LMR transmission standards for the public safety marketplace. The widespread acceptance of one or more other standards in the public safety market would have a material adverse effect on the Company. See "-- Competition."

     A recent technological development in the digital LMR industry has been the use of digital trunking, digital simulcast and digital voting technologies. These technologies have led a number of manufacturers to change the architectures and methodologies used in designing, developing and implementing large LMR systems. In order for the Company to develop and integrate these new technologies into its products, the Company would be required to make a substantial investment of capital and human resources, which resources may not be available to the Company. The failure of the Company to incorporate these technologies into its LMR products could in the future place the Company's LMR products at a competitive disadvantage to those offered by other manufacturers and possibly make the Company's hand-held and mobile LMRs incompatible with systems developed by other manufacturers, which would have a material adverse effect on the Company.

  Risks Associated with International Sales

     In 1997 and 1996, international sales constituted approximately 38.1% and 53.9% of revenues, respectively. International sales are subject to a number of risks not found in domestic sales. These risks include (i) unexpected changes in regulatory requirements, (ii) tariffs and other trade barriers, (iii) political and economic instability in foreign markets, (iv) difficulties in establishing foreign distribution channels, (v) longer payment cycles, (vi) uncertainty in the collection of accounts receivable, (vii) increased costs associated with maintaining international marketing efforts and (viii) difficulties in protecting intellectual property. In particular, the purchase of Company products by international customers presents increased risks of, among other things, delayed or reduced collection of revenues. Because most of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may also affect the price, competitiveness and profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Troubled economic conditions, such as that being currently experienced in Asia, could result in lower revenues for the Company.

     Some of the Company's products, particularly in the information security area, are subject to export controls under U.S. law, which in most cases requires the approval of the Department of Commerce in order to ship internationally. The Company cannot assure that such approvals will be available to it or its products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. The Company's inability to obtain required export approvals would adversely affect the Company's international sales, which would have a material adverse effect on the Company. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international information security market. President Clinton issued an Executive Order removing most encryption products from the "munitions" list and transferring jurisdiction over the export of such products from the Department of State to the Department of Commerce. The Executive Order allows the export of products featuring digital encryption technology that previously could not be exported, which may increase competition for international sales of the Company's restricted analog scrambling products. In addition, recent legislative actions in the U.S. Congress may further ease export controls over digital encryption devices. See "-- Government Regulation and Export Controls." The Company cannot predict the impact of these factors on the international market for its products.

  Reliance on Public Sector Markets

     Public safety agencies and other governmental entities comprise a significant portion of the Company's current and anticipated customer base. Because there is an unknown amount of governmental customers purchase through dealers, the Company cannot determine the percentage of its products that are ultimately sold to governmental agencies. However, the Company believes that domestic and international governments are the end-users of most of its products. As the transition in the Company's product line from add-on to stand-alone products progresses and as competition for such sales intensifies, the Company expects that it will increasingly be subject to competitive bidding requirements for sales to governmental customers, which can be expected to result in lower prices and longer sales cycles with resulting lower margins. These bidding procedures often include the posting of bonds. The issuer of the Company's bonds has recently indicated that it may, following its review of the restated financial statements, reduce the maximum amount of bonding coverage available to the Company. Further, the Company is experiencing problems with the completion of systems contracts for certain E.F. Johnson projects begun prior to the Company's acquisition of E.F. Johnson. Any inability by the Company to obtain requisite bonds would prevent it from bidding on LMR systems contracts, which could have a material adverse effect on the Company. See "-- Systems Contract Problems."

  Dependence on Key Personnel

     The Company's success depends to a significant extent upon a number of key employees. The loss of the services of one or more of these key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly skilled engineering, technical, managerial and marketing personnel. Competition for such personnel is intense and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. The Company cannot assure that it will be successful in attracting, motivating or retaining such personnel.

     Effective May 31, 1998, Jeffery L. Fuller resigned as President, CEO and Director of the Company. On June 8, 1998, the Company announced that the Board of Directors had appointed a committee to identify a CEO of the Company and that John T. Connor, who serves as Chairman of the Board, had been appointed as interim CEO. Mr. Connor accepted appointment as interim CEO until the earlier of September 8, 1998 or the hiring of a permanent CEO. Mr. Connor has indicated that if a permanent CEO is not hired by such date, he will discuss with the Board of Directors the possibility of staying on for a longer time.

  Dependence on Suppliers

     Most of the Company's current and proposed products require essential electronic components supplied by outside vendors. Certain components may be available from only one supplier and may occasionally be in short supply. For example, in late 1993 and early 1994, there was a shortage of certain Motorola surface-mount microprocessors, which resulted in a substantial increase in the cost of these components. The

Company's inability to obtain key components could result in lost sales, the need to maintain excessive inventory levels and higher component costs, which could increase the cost of producing the Company's products and have a material adverse effect on the Company.

  Fluctuations in Quarterly Operating Results

     The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of many factors. These factors include the timing of customer orders, the timing of the receipt of cash payment on sales which are recorded on a cash basis, the timing of the introduction of new products, the timing and mix of product sales, general economic conditions and specific economic conditions in the information security and wireless communications industry. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Quarterly Results of Operations."

  Regulatory Environment

     Wireless communications and data encryption products are subject to regulation by United States and foreign laws and international treaties. The regulatory environment is inherently uncertain and changes in the regulatory structure and laws and regulations can adversely affect the Company and its customers. Such changes could make the Company's existing or planned products obsolete or unsaleable in one or more markets, which could have a material adverse effect on the Company. See "-- Risks Associated with International Sales" and "-- Government Regulation and Export Controls."

  Environmental Regulation

     The Company is subject to various federal, state and local environmental statutes, ordinances and regulations relating to the use, storage, handling and disposal of certain toxic, volatile or otherwise hazardous substances and wastes used or generated in the manufacturing and assembly of the Company's products. Under these laws, the Company may become liable for the costs of removal or remediation of certain hazardous substances or wastes that have been or are being released on or in the Company's facilities, or have been or are being disposed of offsite as wastes. Such laws may impose liability without regard to whether the Company knew of, or caused, the release of such hazardous substances or wastes.

     Although the Company has not to date suffered any material adverse effects in complying with applicable environmental laws, the Company cannot assure that any environmental assessments the Company has undertaken with respect to its facilities have revealed all potential environmental liabilities, that any prior owner or operator of the Company's properties did not create any material environmental condition not known to the Company, or that an environmental condition that could result in penalties, expenses, or liability to the Company does not otherwise exist in any one or more of the Company's facilities. In addition, the amount of hazardous substances or wastes produced or generated by the Company may increase in the future depending on changes in the Company's operations. Any failure by the Company to comply with present or future environmental laws could subject it to the imposition of substantial fines, suspension of production, alteration of manufacturing processes or cessation of operations, any of which could have a material adverse effect on the Company. Compliance with such environmental laws could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Furthermore, the presence of hazardous substances on a property or at certain offsite locations could result in the Company incurring substantial liabilities as a result of a claim by a private third-party for personal injury or a claim by an adjacent property owner for property damage. The imposition of any of the foregoing liabilities could materially adversely affect the Company.

  Limited Protection of Intellectual Property Rights; Risk of Third-Party Claims of Infringement

     The Company currently holds a number of domestic and international patents and has on file applications for additional patents. Although the Company assesses the advisability of patenting any technological development, the Company has historically relied, in the information security area, primarily on
(i) copyright
and trade secret law and (ii) employee and third-party non-disclosure agreements to protect its proprietary intellectual property and rights. The protection afforded by such means may not be as complete as patent protection. In addition, the laws of some countries do not protect trade secrets. There are limitations on the availability of patent protection as a means to protect the Company's products. Even when patent protection can be obtained, there are often limitations on the enforceability of such patent rights. The Company's inability to preserve all of its proprietary intellectual property and rights could have a material adverse effect on the Company. See "-- Intellectual Property."

ITEM 2. PROPERTIES

     The Company occupies a 43,500 square foot two-story administrative and manufacturing facility located at 4800 NW 1st Street, Lincoln, Nebraska, 68521, which is located in the University of Nebraska Technology Park. The Company owns this facility and approximately 10 acres of surrounding land. The Company has begun Phase 3 construction of additional administrative facilities at its Lincoln, Nebraska campus totaling approximately 33,000 square feet. On January 28, 1998, the Company purchased the 250,000 square-foot manufacturing facility located on a 20-acre site in Waseca, Minnesota. The Company also leases additional sales and service facilities in Burnsville, Minnesota, Miami, Florida, and Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been named as a defendant in thirteen class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints also name one or more officers of the Company as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

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

     Although the complaints described above do not allege the amount of damages and other relief that the plaintiffs are seeking, the Company believes the amount of damages ultimately sought by the plaintiffs will be significant. In light of the Company's restatement of financial information contained in its various registration statements and prospectuses, the Company believes that there may be an unfavorable outcome for at least some of the claims asserted in the lawsuits or which may be asserted in the future against the Company. The Company believes that the stockholder class actions are more likely to settle than proceed to trial, judgment and appeal. Given the circumstances of these cases, the terms of a settlement would be structured in a manner to avoid causing the Company to seek protection under the federal bankruptcy reorganization laws. In any circumstances where the Company could not structure a settlement of all claims within its financial resources, it would vigorously defend any attempt to establish the amount of liability or to require payment beyond its resources. The Company has directors' and officers' liability insurance that may cover a portion of the legal fees incurred and certain of the damages sought in connection with the class action lawsuits. Many factors will ultimately affect and determine the results of the litigation however, and the Company can provide no assurances that the outcome will not have a significant adverse effect on the Company's business, financial condition, results of operations and cash flows.

     In April 1998, the SEC issued a formal order of investigation to determine whether violations of certain aspects of the Federal securities laws had occurred in connection with the Company. At the present time, the Company is unable to predict whether the SEC is likely to initiate proceedings against the Company or its affiliated parties relating to these events.

     During 1997, on the basis of product orders placed with the Company by federal personnel within the Maryland Procurement Office ("MPO"), which acts as the purchasing arm for various federal agencies in the Washington DC area, the Company shipped approximately $2.2 million of encrypted radio equipment and related items to MPO. MPO has taken the position that the person placing the orders on behalf of MPO was not authorized to do so, and therefore, has refused payment. In March 1998, the Company filed a certified contract claim for payment. Alternatively, the Company has requested ratification, by which MPO would treat the procurement as an authorized commitment. To date, MPO has rejected ratification. The contract claim is pending, and the Company is unable to predict whether the likelihood of a favorable final outcome is probable or remote.

     The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From the completion of the Company's initial public offering on January 22, 1997 through May 11, 1998, the Company's Common Stock was quoted on The Nasdaq Stock Market as a National Market issue under the symbol "TRII." The following table sets forth, in the periods indicated, the high and low sales prices per share of the Common Stock, as reported by Nasdaq for the periods presented. As of July 22, 1998, the Company had 155 stockholders of record.

                  1997                      HIGH        LOW
                  ----                     -------    -------
Fourth Quarter...........................  $26.00     $    20.125
Third Quarter............................  $21.75     $    10.00
Second Quarter...........................  $14.75     $     6.75
First Quarter............................  $10.063    $     7.00

     Based on its review of recent events regarding the Company and the Company's failure to timely file its periodic reports and audited financial statements for the 1997 fiscal year, The Nasdaq Stock Market halted trading in the Company's Common Stock effective April 27, 1998, and delisted the Common Stock on May 11, 1998. The Company has appealed the delisting. The Company intends that, if it is unsuccessful in its appeal, it will reapply to have its Common Stock listed on The Nasdaq Stock Market. However, no assurance can be given as to the Company's ability to obtain a listing for the Common Stock.

     The last sale price of the Common Stock on July 23, 1998, as reported in the non-Nasdaq over the counter market, was $5.25.

     If the Common Stock were neither relisted on the Nasdaq National Market System nor listed for trading on the Nasdaq Small-Cap Market, trading, if any, in the Common Stock might be conducted on the OTC Bulletin Board or may continue to be conducted in the non-Nasdaq over the counter market. However, if the Company is not able to list the Common Stock on any Nasdaq market, it may materially adversely affect the trading market and prices for the Common Stock and the Company's ability to issue additional securities or to secure additional financing.

DIVIDENDS

     The Company has never paid and has no present intention of paying cash dividends on its Common Stock. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company is qualified by reference to, and should be read together with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 1997, 1996 and 1995 and the Consolidated Balance Sheet data as of December 31, 1997 and 1996 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 1994 and 1993 and the Consolidated Balance Sheet data as of December 31, 1995, 1994, and 1993 are derived from financial statements not included herein.

     The Company restated its previously released results for the three months and year ended December 31, 1997, the Company's financial statements as of and for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30, and December 31 during 1997 and 1996. See Notes 2 and 21 of Notes to Consolidated Financial Statements. The restatements relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event, (ii) revenue recognition for certain sales where a formal written agreement was not received, (iii) revenue recognized on sales of certain products which were subsequently returned to the Company, (iv) application of the percentage of completion method on system contract sales at E.F. Johnson and (v) the allocation of the purchase price of the acquisition of E.F. Johnson.

                                                             YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------
                                              1993     1994       1995         1996        1997(6)
                                             ------   ------   ----------   ----------   -----------
                                                                            (RESTATED)   (RESTATED)
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...................................  $6,900   $9,155   $    8,128   $   10,619   $    40,423
Cost of sales..............................   1,616    2,901        2,983        4,274        26,106
                                             ------   ------   ----------   ----------   -----------
Gross profit...............................   5,284    6,254        5,145        6,345        14,317
                                             ------   ------   ----------   ----------   -----------
Operating costs and expenses:
  Research and development.................   1,138    1,180        1,953        2,234         4,469
  Sales and marketing......................     982    1,590        2,109        2,187         7,031
  General and administrative(1)............   2,243    2,166        2,284        2,529         4,711
  Special compensation expense(2)..........      --       --           --        5,568            --
  In-process research and development
     costs(3)..............................      --       --           --           --         9,828
                                             ------   ------   ----------   ----------   -----------
          Total operating costs and
            expenses.......................   4,363    4,936        6,346       12,518        26,039
                                             ------   ------   ----------   ----------   -----------
Income (loss) from operations..............     921    1,318       (1,201)      (6,173)      (11,722)
Interest income (expense), net.............    (133)    (111)        (137)        (131)          231
Other income...............................      --       --           --           --            18
Benefit for income taxes...................      --       --           --       (2,186)         (524)
                                             ------   ------   ----------   ----------   -----------
Net income (loss)..........................  $  788   $1,207   $   (1,338)  $   (4,118)  $   (10,949)
                                             ======   ======   ==========   ==========   ===========
Loss before pro forma taxes................                    $   (1,338)  $   (6,304)  $   (11,473)
Pro forma and provision (benefit) for
  taxes(4).................................                          (496)      (2,190)         (524)
                                                               ----------   ----------   -----------
Pro forma net loss.........................                    $     (842)  $   (4,114)  $   (10,949)
                                                               ==========   ==========   ===========
Pro forma net loss per share(5) -- Basic
  and Diluted..............................                    $    (0.12)  $    (0.61)  $     (1.09)
                                                               ==========   ==========   ===========
Weighted average common shares -- Basic and
  Diluted(5)...............................                     6,783,078    6,783,078    10,056,690
                                                               ==========   ==========   ===========

                                                             YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------
                                              1993     1994       1995         1996        1997(6)
                                             ------   ------   ----------   ----------   -----------
                                                                            (RESTATED)   (RESTATED)
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Working capital............................  $1,726   $3,353   $    1,684   $    1,844   $    44,836
Total assets...............................  $7,908   $9,627   $    7,523   $   11,938   $   106,694
Long-term debt and capitalized lease
  obligations, net of current portion......  $2,035   $2,164   $    1,847   $    2,632   $     2,758
Stockholders' equity.......................  $4,599   $5,945   $    3,907   $    4,966   $    75,390

---------------
(1) Includes amortization of intangible assets. For years prior to 1997, includes the amortization of intangible assets related to the acquisition of the Company's business in December 1991. Commencing in August 1997, amortization of intangible assets related to the acquisition of E.F. Johnson began. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations -- General and Administrative."

(2) Represents a non-recurring, non-cash compensation expense of $5.4 million resulting from the vesting in September 1996 of 716,916 stock options for 10 executive officers and key employees of the Company at a weighted average exercise price of $1.81 per share, and the accrual of a special compensation expense of $210,000 in September 1996.

(3) Represents a non-recurring, non-cash expense of $9.8 million due to the write-off of purchased in-process research and development costs associated with the acquisition of E.F. Johnson.

(4) Prior to June 30, 1996, the Company operated as a partnership. The Pro Forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a Subchapter "C" corporation under the Internal Revenue Code.

(5) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute pro forma and net income (loss) per share.

(6) Statement of Operations Data reflect the operations of E.F. Johnson since the date of its acquisition on July 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may involve risks and uncertainties. The Company's actual results may differ significantly from those discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed under "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price." The following discussion should be read together with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     The Company began operations in 1978 to manufacture and distribute embedded voice privacy and specialized signaling add-on devices for LMR users. In December 1991, an investor group led by John T. Connor, the Company's current Chairman and interim CEO, acquired substantially all of the assets of the Company and certain intellectual property rights held by the Company's founders, creating intangible assets of approximately $5.5 million, which the Company amortized on a straight-line basis over a 60-month period ending November 30, 1996. Following the acquisition, management took steps to diversify the Company's product lines and further exploit its core competencies in information security technologies.

     In order to take advantage of the growing demand for digital communications, in 1993 the Company began investing in digital product and technology research and development. In September 1994, the Company began developing an APCO 25 compliant hand-held digital LMR. In connection with the development of this new product, the Company hired additional technical personnel and, in September 1994, the Company raised $1.0 million through the sale of equity to its existing equityholders. As a result of these efforts, the Company introduced many voice and data security products, including a digital landline telephone encryptor in October 1995 and an APCO 25 compliant digital hand-held radio in August 1996.

     On July 31, 1997, the Company acquired the outstanding shares of capital stock and assumed certain indebtedness of E.F. Johnson. In exchange, the Company paid cash consideration of $436,000 and issued 832,465 shares of Common Stock. The acquisition was accounted for under the purchase method of accounting.

     In connection with the Company's acquisition of E.F. Johnson, the Company recorded intangible assets totaling $18.0 million at closing, which are being amortized on a straight-line basis over periods of 5 to 15 years beginning in August 1997. Also, as a result of the acquisition, the Company's interest expense in 1997 increased because of E.F. Johnson's debt of approximately $15.7 million which the Company retired with the proceeds from its secondary stock offering in October 1997. The Company also incurred a write-off in the third quarter of 1997 of in-process research and development costs acquired in connection with the acquisition of E.F. Johnson totaling approximately $9.8 million.

RESTATEMENT AND RECENT EVENTS

     On February 6, 1998, the Company issued a press release announcing its consolidated financial results for 1997. Subsequently, it was determined to be necessary to restate the Company's previously released results for the three months and year ended December 31, 1997, the Company's financial statements as of and for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December 31 during 1997 and 1996.

     The restatements relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event, (ii) revenue recognition for certain sales where a formal written agreement was not received, (iii) revenue recognized on sales of certain products which were subsequently returned to the Company, (iv) application of the percentage of completion method on system contract sales at E.F. Johnson and (v) the allocation of the purchase price of the acquisition of E.F. Johnson. As a result, the financial statements of the Company have been restated from amounts previously reported.

     A summary of the significant changes as of December 31, 1997 and 1996 and for the years then ended is set forth in Note 2 of Notes to Consolidated Financial Statements. A summary of the significant quarterly changes during the years ended December 31, 1997 and 1996 is set forth in Note 21 of Notes to Consolidated Financial Statements.

     The restatement of the Company's financial statements, class action lawsuits, SEC investigation and other recent events, have had an adverse impact on the Company's financial condition, results of operations, liquidity and cash flows. During the quarter ended June 30, 1998, the Company experienced declining revenues which it is anticipated will be between $13 and $14 million and incurred substantial costs primarily in connection with the audit of the financial statements and legal fees relating to the restatements, the class action lawsuits, the SEC investigation and the previously announced Audit Committee investigation. As a result primarily of the foregoing, the Company expects to report a loss of between $3.0 million and $5.0 million in the second quarter of 1998.

     These events have had, to varying degrees, an adverse impact on the Company's relationships with its vendors and customers. A company that manufactures radios under contract for the Company has required the Company to supply a letter of credit before radios are shipped to the Company. The Company did not enter into any new domestic systems contracts during the second quarter of 1998. In addition, in connection with the bidding requirements on systems contracts with governmental agencies, the bidding procedures often include the posting of bonds. The issuer of the Company's bonds has indicated that it may, following its review of the Company's restated financial statements, reduce the maximum amount of bonding coverage available to the Company. On May 21, 1998, the line of credit with U.S. Bank was amended to include additional collateral of $10.0 million of time certificates of deposit. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of the credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates. U.S. Bank also agreed to amend the credit line by reducing the Company's required tangible net worth amount to $55 million from $70 million.

     Because of the uncertainties resulting from the restatement and other recent events, the Company is also evaluating all of its product lines, and looking at various initiatives to reduce operating expenses in order to keep them in line with revenues. Implementation of any plan resulting from these initiatives may result at some future date in substantial up front cost.

     The Company can provide no assurance that the restatement of its financial statements and the ongoing class action lawsuits and SEC investigation, regardless of their outcomes, will not continue to have a material adverse effect on the Company's financial condition, results of operations, liquidity and cash flows.

RESULTS OF OPERATIONS

     The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated. These results include the results of E.F. Johnson only since July 31, 1997, the date it was acquired.

                                                             YEAR ENDED DECEMBER 31,
                                                        ---------------------------------
                                                        1995        1996          1997
                                                        -----    ----------    ----------
                                                                 (RESTATED)    (RESTATED)
Revenues..............................................  100.0%     100.0%        100.0%
Cost of sales.........................................   36.7%      40.2%         64.6%
                                                        -----      -----         -----
Gross profit..........................................   63.3%      59.8%         35.4%
                                                        -----      -----         -----
Operating costs and expenses:
  Research and development............................   24.0%      21.0%         11.1%
  Sales and marketing.................................   26.0%      20.6%         17.4%
  General and administrative..........................   28.1%      23.8%         11.7%
  Special compensation expense........................     --       52.4%           --
  In-process research and development costs...........     --         --          24.3%
                                                        -----      -----         -----
          Total operating costs and expenses..........   78.1%     117.9%         64.4%
                                                        -----      -----         -----
Loss from operations..................................  (14.8)%    (58.1)%       (29.0)%
Interest income (expense), net........................   (1.7)%     (1.2)%         0.6%
Other income..........................................     --         --            --
Benefit for income taxes..............................             (20.6)%        (1.3)%
                                                        -----      -----         -----
Net loss..............................................  (16.5)%    (38.8)%       (27.1)%
                                                        =====      =====         =====
Loss before pro forma income taxes....................  (16.5)%    (59.4)%       (28.4)%
Pro forma benefit for income taxes....................   (6.1)%    (20.6)%        (1.3)%
                                                        -----      -----         -----
Pro forma net loss....................................  (10.4)%    (38.8)%       (27.1)%
                                                        =====      =====         =====

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

     System sales under long-term contracts are accounted for under the percentage of completion method. Under this method, revenues are recognized as work on a contract progresses. The recognized revenue is that percentage of estimated total revenue that incurred costs to date bear to estimated total costs to complete the contract. Revisions in cost and profit estimates are made when conditions requiring such revisions become known. Anticipated losses on contracts are recognized in operations as soon as such losses are determined to be probable and reasonably estimable.

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

     Revenues increased 280.7% to $40.4 million in 1997 from $10.6 million in 1996. This increase was attributable primarily to revenues derived from the sale of E.F. Johnson products subsequent to July 31, 1997. As a result of the uncertainty raised by the restatement and recent events, sales of products, including LMR systems to governmental agencies, are expected to be adversely impacted during 1998. Although the Company had revenues of $22.0 million in the first quarter of 1998, it expects revenues to decline to between $12 and $13.5 million in the second quarter of 1998.

     The Company is experiencing problems with the completion of systems contracts for certain E.F. Johnson projects begun prior to the Company's acquisition of E.F. Johnson. Although the Company is working to correct these system problems, no assurance can be given that it will be successful. Even if the Company is successful in correcting these problems, the Company will incur costs associated with correcting the systems for which there may be no corresponding revenues. Further, if the customer for the systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company's bonds could reduce the maximum amount of bond coverage available to the Company or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. A reduction in the amount of bond coverage available to the Company or any restrictions imposed in connection with the issuance of bonds would materially adversely affect the Company's ability to bid on new system contracts in the future. Further, such an event or the need for the Company to incur substantial costs to correct the system contract problems being experienced could materially adversely affect the Company's business, financial condition, results of operations, liquidity and cash flows.

     Revenues increased to $10.6 million in 1996 from $8.1 million in 1995. This increase was attributable primarily to revenues in 1996 associated with several large new sales contracts, including the commencement of shipments of socket scramblers to Motorola. The Company also began shipment of its first stand-alone radio and cellular products in September 1996, which contributed to the increase in 1996 revenues. In addition, revenues for 1995 were negatively impacted due to management conflicts over the future direction and control of the Company, which led to a management restructuring commencing in the second quarter of 1995 and resulted in the departure of five senior executive officers.

     International sales as a percentage of revenues in 1997 were 38.1%, compared to 53.9% in 1996. The decline in 1997 is primarily due to the inclusion of E.F. Johnson, which has a larger percentage of its sales to domestic markets. International sales as a percentage of revenues were 71.4% in 1995. The proportion of international sales in 1995 reflects large sales to Egypt and Turkey and lower domestic sales. As a result of the troubled Asian economies, the Company expects a decline in revenues from the region during 1998 as compared to 1997.

  Gross Profit

     Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit increased to $14.3 million (35.4% gross margin) in 1997, compared to $6.3 million (59.8% gross margin) in 1996. The decrease in gross margin percentage from 1996 to 1997 was predominantly due to the addition of E.F. Johnson's revenues beginning in August 1997, which generally carry a lower gross margin compared to Transcrypt's historical margins and inventory obsolescence which was charged to cost of goods sold for products returned by a customer which was not sellable to other customers. Future gross margins are likely to vary in the future based predominantly upon the mix of product sales comprising revenues for that period.

     Gross profit increased to $6.3 million in 1996 from $5.1 million in 1995. Gross margin decreased to 59.8% in 1996 from 63.3% in 1995. The Company began shipment of its first stand-alone products in September 1996, which generally have lower gross margins than add-on products.

  Research and Development

     Research and development expenses consist primarily of costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. The Company expenses all research and development costs as they are incurred. Research and development expenses increased 100.0% to $4.5 million in 1997 from $2.2 million in 1996 due to the addition of E.F. Johnson and an increase in the members of the engineering staff. However, research and development expenses as a percentage of sales decreased to 11.1% in 1997, compared to 21.0% in 1996, due to increased revenues in 1997. The information security and wireless communications product markets in which the

Company competes are rapidly evolving and can be expected to further evolve in the future as a result of changing technology, industry standards and customer requirements. The Company's ability to compete effectively will depend upon its ability to anticipate and react to these changes in a timely manner. As a result of the restatement of its financial statements and recent events, the Company may not have, either currently or in the future, adequate capital resources to respond to these changes.

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

  Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, bad debt provisions and trade show participation. Sales and marketing expenses increased 221.5% to $7.0 million, or 17.4% of sales, in 1997, compared to $2.2 million, or 20.6% of sales, in 1996. The increase in 1997 was due primarily to the acquisition of E.F. Johnson and an increase in the number of direct sales personnel and associated expenses and increased participation in advertising and trade shows.

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

  General and Administrative

     General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions, and amortization of intangible assets. In connection with Transcrypt's purchase of all of the outstanding shares of capital stock of E.F. Johnson, the Company recorded $18.0 million of goodwill and other intangibles at the closing of this acquisition. The Company is amortizing this amount on a straight-line basis over a period of 5 to 15 years. This amortization began in August 1997. General and administrative expenses increased 86.3% to $4.7 million in 1997, compared to $2.5 million in 1996. The increase was attributable primarily to the addition of E.F. Johnson and several administrative employees and costs associated with becoming, and maintaining its status as, a publicly held company in 1997. General and administrative expenses as a percentage of revenues declined to 11.7% in 1997, compared to 23.8% in 1996, primarily as a result of the increased revenues during 1997.

     General and administrative expenses increased to $2.5 million in 1996 from $2.3 million in 1995. This increase was attributable primarily to salaries, recruiting and relocation expenses associated with hiring several key management employees.

     The Company expects that general and administrative expenses will increase substantially in 1998, in part, as a result of the first full year of amortization of the intangibles resulting from the acquisition of E.F. Johnson. In addition, general and administrative expenses will increase in the second quarter of 1998 primarily due to legal and other professional fees relating to the restatement, class action lawsuits, SEC investigation and the previously announced Audit Committee investigation.

  Special Compensation Expense

     In September 1996, the Company incurred a non-recurring, non-cash compensation expense of $5.4 million, resulting from the vesting in September 1996 of 716,916 stock options for 10 executive officers and key employees of the Company at a weighted average exercise price of $1.81 per share, and a special compensation expense of $210,000 payable to the Company's Chief Executive Officer for services rendered related to the original purchase in 1991.

  In-process Research and Development Costs

     The Company incurred a write-off in the third quarter of 1997 totaling approximately $9.8 million of in-process research and development costs acquired in the acquisition of E.F. Johnson. This write-off was recognized as the technological feasibility of such in-process technology had not yet been established and the technology had no alternative future use.

  Net Interest Income or Expense

     Net interest income consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on its term and installment loans and bank lines of credit. Net interest income was $231,000 in 1997, compared to a $131,000 net interest expense in 1996. The increase in net interest income in 1997 is attributable to the repayment of certain debt during 1997 and an increase in interest income due to investment of a portion of the net proceeds from the Company's initial and secondary public offerings in interest-bearing instruments. Net interest expense in 1995 was $137,000. With the increase of bank debt in 1998 and the declining balance of cash and cash equivalents, interest income will decline while interest expense will increase on a quarterly basis over amounts experienced by the Company in the fourth quarter ended December 31, 1997.

  Provision for Income Taxes

     Prior to June 1996, Transcrypt was organized as a partnership, and therefore was not subject to income taxation except to the extent that its earnings were attributed to its partners. Transcrypt converted from a partnership to a "C" corporation effective June 30, 1996. Pro forma net loss and pro forma net loss per share calculations reflect a pro forma benefit for income taxes as if the Company had been taxed as a "C" corporation in the first six months of 1996. The Company's benefit for income taxes for 1997 was $524,000 compared to a pro forma benefit for income taxes of $2.2 million for the year ended 1996. The Company's benefit for income taxes for the year ended December 31, 1996 primarily resulted from a deferred tax benefit of $1.8 million in connection with the stock option related special compensation expense of $5.4 million. The Company's effective tax rate was 33.7% in 1997, excluding the $9.8 million write-off of in-process research and development costs, which was not a tax deductible item. The acquisition of E.F. Johnson resulted in an addition of $5.1 million in deferred tax assets.

     The Company benefits from state tax credits arising from a 1993 agreement with the State of Nebraska (the "Nebraska Agreement") to create at least 30 new jobs and invest at least $3.0 million in new equipment prior to December 31, 1999. This agreement results in annual state income tax credits through 1999 of
(i) ten percent of the purchase price of new equipment, (ii) a refund of sales taxes (currently at a rate of 6.0%) paid on purchases of new equipment during each year, and (iii) beginning on January 1, 1996, a credit of five percent of the annual compensation paid to the new employees exceeding the base year's aggregate compensation. The Company believes that sufficient tax credits will be available through the life of the Nebraska Agreement to offset a substantial portion of its expected Nebraska state income tax liability during such period. In addition, the Company utilizes its foreign sales corporation subsidiary located in Guam to exempt from income taxation a portion of its foreign sales income.

  Quarterly Results of Operations

     The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the Company for the eight quarters ended December 31, 1997. In the opinion of the Company's management, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for any subsequent period or for the entire fiscal year.

                                                            QUARTER ENDED
                              --------------------------------------------------------------------------
                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                1996        1996         1996            1996         1997        1997
                              ---------   --------   -------------   ------------   ---------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (AS RESTATED, SEE NOTE 21 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)
Revenues....................   $2,442      $2,577       $ 2,617         $2,983       $3,512     $ 2,915
Cost of sales...............      880         903           998          1,493        1,272       2,289
                               ------      ------       -------         ------       ------     -------
Gross profit................    1,562       1,674         1,619          1,490        2,240         626
                               ------      ------       -------         ------       ------     -------
Operating costs and
  expenses:
Research and development....      436         649           602            547          633         683
Sales and marketing.........      469         404           681            633          942         731
General and
  administrative(1).........      626         615           695            593          572         651
Special compensation
  expense(2)................       --          --         5,568             --           --          --
In-process research and
  development costs(3)......       --          --            --             --           --          --
                               ------      ------       -------         ------       ------     -------
  Total operating costs and
    expenses................    1,531       1,668         7,546          1,773        2,147       2,065
                               ------      ------       -------         ------       ------     -------
Income (loss) from
  operations................       31           6        (5,927)          (283)          93      (1,439)
Interest (expense) income
  and other income, net.....      (19)        (31)          (29)           (52)          76         159
Provision (benefit) for
  income taxes (4)..........       --          --        (2,051)          (135)          27        (490)
                               ------      ------       -------         ------       ------     -------
Net income (loss)...........   $   12      $  (25)      $(3,905)        $ (200)      $  142     $  (790)
                               ======      ======       =======         ======       ======     =======
Income (loss) before income
  taxes.....................   $   12      $  (25)      $(5,956)        $ (335)      $  169     $(1,280)
Pro forma provision(benefit)
  for income taxes..........        5          (9)       (2,051)          (135)          27        (490)
                               ------      ------       -------         ------       ------     -------
Pro forma net income
  (loss)(4).................   $    7      $  (16)      $(3,905)        $ (200)      $  142     $  (790)
                               ======      ======       =======         ======       ======     =======
Pro forma net income (loss)
  per share(5)
  Basic.....................       --          --       $ (0.58)        $(0.03)      $ 0.02     $ (0.09)
                               ======      ======       =======         ======       ======     =======
  Diluted...................       --          --       $ (0.58)        $(0.03)      $ 0.02     $ (0.09)
                               ======      ======       =======         ======       ======     =======
Weighted average common
  shares(5)
  Basic.....................    6,783       6,783         6,783          6,783        8,700       9,283
                               ======      ======       =======         ======       ======     =======
  Diluted...................    7,325       6,783         6,783          6,783        9,282       9,283
                               ======      ======       =======         ======       ======     =======
As a Percentage of Revenues
Revenues....................    100.0%      100.0%        100.0%         100.0%       100.0%      100.0%
Cost of sales...............     36.0        35.0          38.1           50.1         36.2        78.5
                               ------      ------       -------         ------       ------     -------
Gross margin................     64.0        65.0          61.9           49.9         63.8        21.5
Operating costs and
  expenses:
  Research and
    development.............     17.9        25.1          23.0           18.3         18.0        23.4
  Sales and marketing.......     19.2        15.7          26.0           21.2         26.8        25.1
  General and
    administrative(1).......     25.6        23.9          26.5           19.8         16.3        22.3
  Special compensation
    expense(2)..............       --          --         212.8             --           --          --
  In-process research and
    development costs(3)....       --          --            --             --           --          --
                               ------      ------       -------         ------       ------     -------
  Total operating costs and
    expenses................     62.7        64.7         288.3           59.4         61.1        70.8
                               ------      ------       -------         ------       ------     -------
Income (loss) from
  operations................      1.3          .2        (226.5)          (9.5)         2.6       (49.4)
Interest income (expense)
  and other income, net.....      (.8)       (1.2)         (1.1)          (1.7)         2.2         5.5
Provision for income
  taxes(4)..................       --          --         (78.4)          (4.5)          .8       (16.8)
                               ------      ------       -------         ------       ------     -------
Net income (loss)...........       .5%       (1.0)%      (149.2)%         (6.7)%        4.0%      (27.1)%
                               ======      ======       =======         ======       ======     =======

                                     QUARTER ENDED
                              ----------------------------
                              SEPTEMBER 30,   DECEMBER 31,
                                1997 (6)        1997 (6)
                              -------------   ------------
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              (AS RESTATED, SEE NOTE 21 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)
Revenues....................    $ 13,428        $20,568
Cost of sales...............       9,561         12,984
                                --------        -------
Gross profit................       3,867          7,584
                                --------        -------
Operating costs and
  expenses:
Research and development....       1,298          1,855
Sales and marketing.........       2,361          2,997
General and
  administrative(1).........       1,647          1,841
Special compensation
  expense(2)................          --             --
In-process research and
  development costs(3)......       9,828             --
                                --------        -------
  Total operating costs and
    expenses................      15,134          6,693
                                --------        -------
Income (loss) from
  operations................     (11,267)           891
Interest (expense) income
  and other income, net.....        (227)           241
Provision (benefit) for
  income taxes (4)..........        (468)           407
                                --------        -------
Net income (loss)...........    $(11,026)       $   725
                                ========        =======
Income (loss) before income
  taxes.....................    $(11,494)       $ 1,132
Pro forma provision(benefit)
  for income taxes..........        (468)           407
                                --------        -------
Pro forma net income
  (loss)(4).................    $(11,026)       $   725
                                ========        =======
Pro forma net income (loss)
  per share(5)
  Basic.....................    $  (1.12)       $  0.06
                                ========        =======
  Diluted...................    $  (1.12)       $  0.06
                                ========        =======
Weighted average common
  shares(5)
  Basic.....................       9,844         12,362
                                ========        =======
  Diluted...................       9,844         13,103
                                ========        =======
As a Percentage of Revenues
Revenues....................       100.0%         100.0%
Cost of sales...............        71.2           63.1
                                --------        -------
Gross margin................        28.8           36.9
Operating costs and
  expenses:
  Research and
    development.............         9.7            9.0
  Sales and marketing.......        17.6           14.6
  General and
    administrative(1).......        12.3            8.9
  Special compensation
    expense(2)..............          --             --
  In-process research and
    development costs(3)....        73.2             --
                                --------        -------
  Total operating costs and
    expenses................       112.7           32.5
                                --------        -------
Income (loss) from
  operations................       (83.9)           4.3
Interest income (expense)
  and other income, net.....        (1.7)           1.2
Provision for income
  taxes(4)..................        (3.5)           2.0
                                --------        -------
Net income (loss)...........       (82.1)%          3.5%
                                ========        =======

---------------
(1) Includes amortization of intangible assets. For years prior to 1997, reflects the amortization of intangible assets related to the acquisition of the Company's business in December 1991. Commencing in August 1997, amortization of intangible assets related to the acquisition of E.F. Johnson began.

(2) Represents a non-recurring, non-cash compensation expense of $5.4 million resulting from the vesting in September 1996 of 716,916 stock options for 10 executive officers and key employees of the Company at a weighted average exercise price of $1.81 per shares, and the accrual of a special compensation expense of $210,000 in September 1996.

(3) Represents a non-recurring, non-cash expense of $9.8 million resulting from the write-off of in-process research and development costs obtained in the acquisition of E.F. Johnson.

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

(6) The results of E.F. Johnson are included in the results of operations beginning July 31, 1997.
---------------

     The Company historically has experienced, and expects to continue experiencing, substantial variability in its revenues and profitability from quarter to quarter. The level of revenues in a particular quarter varies primarily based upon the timing of customer purchase orders, due principally to the seasonal nature of governmental budgeting processes and the needs of competing budgetary concerns of the Company's customers during the year. Other factors which affect the level of revenues in a particular quarter include acquisitions, such as the acquisition of E.F. Johnson, the timing of the introduction of new products, general economic conditions, the timing and mix of product sales and specific economic conditions in the information security and wireless communications industries. The Company believes that quarterly results are likely to vary for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company has financed its operations and met its capital requirements primarily through a combination of short-term borrowings, long-term debt, an initial public offering completed on January 22, 1997 and a secondary public offering completed on October 15, 1997. The Company's operating activities used cash of $18.1 million in 1997 and generated cash of $921,000 in 1996. Cash used in operating activities in 1997 consisted primarily of increases in accounts receivable and inventory and the reduction of accounts payable. Approximately $7.2 million of the cash used in the Company's operations was attributable to the reduction of liabilities incurred due to the E.F. Johnson acquisition and the buildup of E.F. Johnson's inventory, which E.F. Johnson's prior management had not maintained at adequate levels due to their cash position, to meet sales demands. Accounts payable to vendors of E.F. Johnson amounted to $13.0 million upon the Company's acquisition of E.F. Johnson on July 31, 1997. The Company believes that this level of trade payables was significantly higher than that historically associated with E.F. Johnson's business as a result of decisions by E.F. Johnson's prior management to defer payments to certain vendors. The Company has scheduled out payment terms with certain of these vendors. Therefore, the Company's net cash flow was negative for 1997 and may continue to be so in the near future as payables are worked out and brought to normal levels. Additionally, the Company will incur legal and professional fees during 1998 related to the restatement, class action lawsuits and SEC investigation that will adversely impact cash flows. Cash flow may also be adversely impacted by the uncertainty of sales volumes resulting from the restatement of the Company's financial statements and recent events.

     Cash used for investing activities, attributable primarily to capital expenditures and purchase of investments in 1997 and capital expenditures and payments for non-compete agreements in 1996, totaled $20.9 million and $3.0 million, respectively. Capital expenditures consisted primarily of computer and networking equipment, office furniture and manufacturing equipment for both years and expenses related to the expansion of the Company's Lincoln facility during the second quarter of 1997. In May 1997, the Company completed construction, begun in August 1996, of the 21,000-square-foot expansion of its existing Lincoln facility, primarily to accommodate additional manufacturing capacity. The Company began construction related to a further expansion of its facilities in the fourth quarter of 1997, and is expecting to complete the expansion in late 1998 at an estimated cost of approximately $2.6 million of which $177,000 had been paid at December 31, 1997.

     The deferred tax assets totaling $8.0 million (which resulted primarily from the E.F. Johnson acquisition in 1997, net operating loss carryforwards and stock option related special compensation expense of $5.4 million incurred in September 1996) were 7.5% and 10.6% of total assets and stockholders' equity, respectively, at December 31, 1997. A minimum of approximately $17.7 million of future taxable income will need to be generated to fully realize the deferred tax assets and the Company believes that it is more likely than not that future taxable income will be sufficient to utilize deferred tax assets recorded, net of existing valuation allowances at December 31, 1997. Approximately $3.0 million of the deferred tax assets relate to $8.6 million of federal and state net operating loss carryforwards attributable to its acquired E.F. Johnson subsidiary. A valuation allowance was established at the time of the purchase of E.F. Johnson for this amount. Any subsequently recognized tax benefits relating to the valuation allowance as of December 31, 1997 will be allocated to goodwill. These net operations loss carryforwards expire in 2012. Tax regulations limit the amount that may be utilized on an annual basis to approximately $588,000.

     The Company's financing activities have consisted primarily of borrowings under and payments on an industrial development revenue bond issue ("IDR"), term and installment notes payable, bank lines of credit and proceeds from an initial public offering and secondary public offering completed in January 1997 and October 1997, respectively. Such activities generated $54.3 million, net and $1.8 million, net in 1997 and 1996, respectively. The amount generated in 1997 was reduced by the liquidation of the revolving credit line and term loans of $15.7 million assumed in the E.F. Johnson acquisition. As of December 31, 1997, the Company had approximately $31 million in cash, cash equivalents and investments remaining from its stock offerings.

     The Company had outstanding on its IDR at December 31, 1996 a principal amount of $850,000, which bore a fixed interest rate of 6.25%, non-amortizing and was scheduled to mature in January 2004. On March 25, 1997, the $850,000 IDR and the construction note payable of $870,000 were repaid through the issuance of a new IDR totaling $2,850,000. The new IDR is due in annual principal payments of $140,000, plus interest at a variable rate (3.65% at December 31, 1997), from March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000, plus interest at a variable rate, from March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. At December 31, 1997, the remaining net proceeds of $496,000 were held in escrow for the Company pending the completion of the Company's construction project and related purchases of certain fixed assets.

     In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. See "-- Revenues." The letters of credit, which expire on various dates in 1998, have a total undrawn balance of $2.1 million, and bonds which expire on various dates through 1999, totaling $22.4 million at December 31, 1997.

     As a result of the acquisition of E.F. Johnson, E.F. Johnson's revolving credit line of $10.1 million and term loan of $5.6 million as of July 31, 1997 were reflected as liabilities on the Company's balance sheet. The balances outstanding on the revolving credit line and term loan were paid off in October 1997 with a portion of the net proceeds of the secondary offering. At December 31, 1997, E.F. Johnson also had a capital lease for land and buildings with a principal balance of $2.4 million outstanding. Subsequent to December 31, 1997, the Company liquidated the lease by purchasing the land and buildings for $2.4 million.

     As of December 31, 1997, the Company obtained a $10 million line of credit with U.S. Bank National Association ("U.S. Bank"), collateralized by substantially all of the assets of the Company. Interest is at a variable rate and the due date of the credit line is December 31, 1998. The credit line carries standard restrictive covenants such as limitations on additional borrowings, capital expenditures, acquisitions, and maintenance of specified financial ratios. On May 21, 1998, the line of credit with U.S. Bank was amended to include additional collateral of $10.0 million in time certificates of deposit. As of June 30, 1998, the Company had $9.1 million in outstanding indebtedness under the this line of credit with U.S. Bank. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agreed to amend the credit facility by reducing the Company's required tangible net worth amount to $55 million from $70 million.

     The Company currently intends to retain earnings, if any, and does not anticipate paying cash dividends in the foreseeable future.

     As of June 30, 1998, the Company had approximately $14 million in unrestricted cash, cash equivalents, and investments, not including the certificates of deposit securing the U.S. Bank line of credit. The Company believes that its cash, cash equivalents and lines of credit will probably be sufficient to meet anticipated cash needs for working capital and capital expenditures through 1998. However, if sales continue to decline, vendors impose stricter payment requirements on the Company, bond coverage is reduced, or the Company incurs substantial cost to correct problems experienced in connection with completion of systems contracts for a number of E.F. Johnson projects begun prior to the Company's acquisition of E.F. Johnson, the Company may be required to seek additional financing or funding sources. No assurance can be given that the Company will be able to obtain such additional funding or financing or be able to obtain it on satisfactory terms. Additionally, see "Pending Litigation" below for a discussion regarding certain pending litigation the resolution of which could materially adversely affect the Company's liquidity, operating results and financial condition.

PENDING LITIGATION

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

     Although the complaints described above do not allege the amount of damages and other relief that the plaintiffs are seeking, the Company believes the amount of damages ultimately sought by the plaintiffs will be significant. In light of the Company's restatement of financial information contained in its various registration statements and prospectuses, the Company believes that there may be an unfavorable outcome for at least some of the claims asserted in the lawsuits or which may be asserted in the future against the Company. The Company believes that the stockholder class actions are more likely to settle than proceed to trial, judgment and appeal. Given the circumstances of these cases, the terms of a settlement would be structured in a manner to avoid causing the Company to seek protection under the federal bankruptcy reorganization laws. In any circumstances where the Company could not structure a settlement of all claims within its financial resources, it would vigorously defend any attempt to establish the amount of liability or to require payment beyond its resources. The Company has directors' and officers' liability insurance that may cover a portion of the legal fees incurred and certain of the damages sought in connection with the class action lawsuits. Many factors will ultimately affect and determine the results of the litigation however, and the Company can provide no assurances that the outcome will not have a significant adverse effect on the Company's business, financial condition, results of operations and cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS 130 is effective for years beginning after December 15, 1997. The Company currently has no items that would cause a differentiation between net income and comprehensive income.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires publicly-held enterprises to report certain information about their operating segments, to report certain enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers, and to also disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which management operates the business. SFAS 131 is effective for financial statements for periods beginning after December 31, 1997, however implementation is not required for interim periods in the first year. The Company is continuing to assess its reporting requirements under SFAS 131 as to whether or not the Company has more than one operating segment.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     In order to correct any problems expected to arise as a result of the Year 2000 issue, the Company has supplied software updates for all of its products. All products currently being shipped by the Company are Year 2000 compliant. Should a customer use the Company's software with a personal computer that is not compliant with the year 2000, at that time, the customer may experience erroneous dates on reports, but should not experience any operational issues.

     The Company is in the process of converting its manufacturing and financial information system to that currently being utilized by its acquired subsidiary, E.F. Johnson. Once converted, the Company will then upgrade to a newer version of the same information system or will purchase a separate information system that will be Year 2000 compliant. The conversion to a Year 2000 compliant system is anticipated to be completed by mid-year 1999 with the cost estimated to be between $750,000 and $1.5 million. These expenditures were planned for in an effort to upgrade the quality of the Company's manufacturing and financial information system and not as a direct remediation of any Year 2000 issues, although that will be a valuable by-product of the upgrade. There are other computerized systems involved in manufacturing and engineering systems. A preliminary assessment has been made as to what effect, if any, the Year 2000 issue will have on these systems and whether or not there will be a material effect on future financial results. As of June 30, 1998, no conclusions have been drawn. Furthermore, the Company has not yet initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statement, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information called for under this item has been previously reported by the Company in its (i) Current Report on Form 8-K filed with the SEC on May 4, 1998, (ii) Current Report on Form 8-K filed with the SEC on May 12, 1998 and
(iii) Amendment No. 1 to Current Report on Form 8-K filed with the SEC on May 20, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

     The following are the biographies of the Company's current directors. Effective May 31, 1998, Jeffery L. Fuller, a Class II director, resigned his positions with the Company.

     Class I Directors. The following are the Company's current Class I directors. Each Class I director was elected at the Company's 1997 annual meeting of stockholders for terms expiring in 2000:

             NAME AND AGE                       PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
             ------------                       --------------------------------------------
Thomas R. Larsen (54)..................  Mr. Larsen has served as a director of the Company since
                                         October 1995 and was originally appointed director as a
                                         representative of John Kuijvenhoven and affiliates, which
                                         was formerly a principal stockholder of the Company. Mr.
                                         Larsen has been a certified public accountant since 1975
                                         and is currently President and Chief Executive Officer of
                                         Larsen, Bryant & Porter, CPAs, P.C., a public accounting,
                                         tax and consulting firm. Mr. Larsen is also a director of
                                         Smith Hayes Trust, Inc., a mutual fund management company.

Winston J. Wade (59)...................  Mr. Wade has served as a director of the Company since
                                         July 1996. Since December 1996, he has served as Chief
                                         Executive Officer and Chief Operating Officer of
                                         Binariang-Malaysia, a joint venture of U.S. West
                                         International. From February to December 1996, he served
                                         as managing director of BPL U.S. West Cellular in India.
                                         From 1963 to 1996, he held various positions with
                                         Northwestern Bell, AT&T and U.S. West Communications. Mr.
                                         Wade also serves as a director of the University of
                                         Nebraska Foundation, Ameritas Variable Life Insurance
                                         Company and Binariang-Malaysia.

     Class II Directors. The following are the Company's current Class II directors. Each Class II director's term expires in 1998.

             NAME AND AGE                       PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
             ------------                       --------------------------------------------
Thomas R. Thomsen (63).................  Mr. Thomsen has served as a director of the Company since
                                         July 1995. Since August 1995, he has served as Chairman of the Board of Directors and Chief Executive Officer of
                                         Lithium Technology Corporation ("LTC"), a public company
                                         that manufactures rechargeable batteries. Mr. Thomsen has
                                         served as a director of LTC since February 1995. In
                                         January 1990, Mr. Thomsen retired as President of AT&T
                                         Technologies, after holding numerous senior management
                                         positions including director of Sandia Labs, Lucent
                                         Technologies, AT&T Credit Corp. and Oliveti Inc. Mr.
                                         Thomsen also serves as a director of the University of
                                         Nebraska Technology Park.

Thomas C. Smith (53)...................  Mr. Smith has served as a director of the Company since
                                         October 1995 and was originally appointed director as a
                                         representative of the Farm Bureau Insurance Company, which was formerly a principal stockholder of the Company. Since
                                         December 1985, he has been Chairman of the Board of
                                         Directors and President of Consolidated Investment
                                         Corporation, the parent company of Smith Hayes Financial
                                         Services Corporation, a financial services firm, and
                                         Conley Smith Inc., a registered investment advisor. Mr.
                                         Smith is also the President of Smith Hayes Financial
                                         Services Corporation. He is a director of the Nebraska
                                         Research and Development Authority and First Mid-America
                                         Finance Corporation. Mr. Smith is also a director of Smith
                                         Hayes Trust, Inc., a mutual fund management company.

     Class III Directors. The following are the Company's current Class III directors. Each Class III director was elected at the Company's 1996 annual meeting of stockholders for terms expiring in 1999:

             NAME AND AGE                       PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
             ------------                       --------------------------------------------
John T. Connor (54)....................  Mr. Connor led the investor group which purchased the
                                         Company from its founder in 1991. Mr. Connor has served as the Company's Chairman of the Board of Directors since its inception in December 1991 through the present. He served
                                         as the Chief Executive Officer from December 1991 through
                                         July 1997 and was reappointed interim CEO in June 1998.
                                         From 1969 to June 1991, he held numerous senior management positions with Deloitte & Touche LLP, an international
                                         accounting, tax and consulting firm, and its predecessor
                                         firm, Touche Ross & Co., including National Director of
                                         Tax, Associate Managing Partner, Mid-Atlantic Regional
                                         Managing Partner and a member of the management committee
                                         and Board of Directors.

Terry L. Fairfield (49)................  Mr. Fairfield has served as a director of the Company since December 1991. Since 1987, he has served as
                                         President and Chief Executive Officer of the University of
                                         Nebraska Foundation, a nonprofit corporation. Mr.
                                         Fairfield also serves as a director of Aliant
                                         Communications Inc., a Nasdaq listed, telecommunications
                                         company.

Thomas E. Henning (45).................  Mr. Henning was appointed to serve the remaining term as director for Harold S. Myers, a former director of the
                                         Company who passed away in December 1996. Mr. Henning
                                         previously served as director of the Company from February
                                         1993 through July 1996. Mr. Henning has, since February
                                         1995, served as President, Chief Executive Officer and
                                         director of The Security Mutual Life Insurance Company, a
                                         life insurance, annuity and pension products company, and
                                         also serves as a director of National Bank of Commerce, a
                                         subsidiary of First Commerce Bancshares, Inc., a
                                         publicly-held, exchange-listed bank holding company. From
                                         March 1990 to February 1995, Mr. Henning served as
                                         President and Chief Operating Officer of The Security
                                         Mutual Life Insurance Company.

DIRECTOR COMPENSATION

     Meeting Fees In 1997, the Company paid its non-employee directors a fee of:

     - $1,000 for attendance at each Board meeting; and

     - $400 for attendance at each committee meeting.

     The annual maximum fee per director was $5,000 plus expenses per year.

     In January 1998, the Compensation Committee set the fees for directors of the Board at $1,000 for each Board meeting attended; $500 for each telephonic Board meeting; and $500 for each committee meeting. In addition, the annual maximum cap on fees paid to directors was eliminated. In addition, the Company's directors are eligible to participate in the Company's 1996 Stock Incentive Plan (the "1996 Stock Incentive Plan").

     Expenses and Benefits The Company reimburses all directors for out-of-pocket and travel expenses incurred in attending Board meetings.

EXECUTIVE OFFICERS

     The following are the biographies of the Company's current executive officers, except for Mr. Connor, the interim Chief Executive Officer of the Company, whose biography is included above under "Directors."

             NAME AND AGE                       PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
             ------------                       --------------------------------------------
Frederick G. Hamer (55)................  Mr. Hamer joined the Company from E.F. Johnson as Vice
                                         President of International Sales in July 1997. From
                                         October 1992 through June 1995, he served as Vice
                                         President, International for E.F. Johnson. Mr. Hamer
                                         served as Vice President, Sales and Distribution for E.F.
                                         Johnson from March 1983 through October 1992 and June 1995 to January 1996. From January 1997 to July 1997, Mr. Hamer
                                         served as Vice President, Sales and Marketing for E.F.
                                         Johnson. In addition, Mr. Hamer was Vice President of
                                         Sales and Marketing for Dispatch Industries, Inc. from
                                         January 1996 through December 1997.

Craig J. Huffaker (52).................  Mr. Huffaker, a certified public accountant, joined the
                                         Company as Senior Vice President and Chief Financial
                                         Officer in January 1998. From July 1996 to January 1998,
                                         he served as Vice President and Chief Financial Officer of
                                         Tie Communications, Inc., and from August 1994 to April
                                         1996, served as Senior Vice President and Chief Financial
                                         Officer of TSW International, Inc. Mr. Huffaker served as
                                         Senior Vice President and Chief Financial Officer of
                                         Applied Immune Sciences, Inc. from November 1991 to August
                                         1994.

Christopher S. Litras (45).............  Mr. Litras joined the Company as Vice President of Human
                                         Resources in June of 1998. From 1993 to 1998, he served as
                                         Vice President of Human Resources at the Manfield/Dover
                                         Operations and Director of Human Resources and Information
                                         Systems at Eastern Stainless Corporation for ARMCO, Inc.
                                         Prior to joining ARMCO, Inc., he worked for USX
                                         Corporation where he held multiple positions in Human
                                         Resources and Operations from 1975 to 1988.

R. Andrew Massey (29)..................  Mr. Massey, an attorney, serves as Corporate Secretary for the Company. From November 1995 to July 1997, he served as a legal assistant to the Nebraska Public Service
                                         Commission.

Edgar L. Osborn (45)...................  Mr. Osborn joined the Company as Vice President of
                                         Marketing in March of 1998, and in June 1998 he was
                                         appointed interim President of the Company. Mr. Osborn
                                         served as Director of Marketing and Sales and later as
                                         Vice President of Westinghouse Industry Products
                                         International Company, Inc. for Westinghouse Electric
                                         Corporation from 1995 to March 1998. From 1992 to 1995, he held numerous positions with Harris Corporation, a
                                         manufacturer and developer of wireless communications.
                                         From 1990 to 1992, he served as Market Manager for
                                         Ericsson General Electric.

Michael P. Wallace (37)................  Mr. Wallace joined the Company as Vice President of
                                         Operations in February 1994. From December 1989 to
                                         February 1994, he served as the Electric Card Assembly and
                                         Test Engineering Manager of Scientific Atlanta Inc., a
                                         manufacturer and distributor of broadband communications
                                         products.

Joel K. Young (33).....................  Mr. Young joined the Company as Vice President of
                                         Engineering in February 1996 and was appointed Vice
                                         President of Marketing and Engineering in June 1997. From
                                         1986 to January 1996, he held numerous positions with
                                         AT&T, the former AT&T Bell Laboratories and
                                         telecommunications research companies, and specialized in
                                         signaling, network implementation and voice processing. He served most recently as District Manager, AT&T Business
                                         Communication Services. Mr. Young has been awarded five
                                         patents on various telecommunications systems and
                                         techniques.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and greater-than-10% stockholders to file reports with the SEC and The Nasdaq Stock Market reflecting changes in their beneficial ownership of Company Common Stock and to provide the Company with copies of the reports. Based on the Company's review of these reports and of certifications furnished to the Company, except for Frederick G. Hamer and Glenn P. Oorlog, each of whom filed one late report involving their initial statement of beneficial ownership of Common Stock on Form 3, and Thomas E. Henning and Thomas C. Smith, each of whom filed one late report involving the purchase of Common Stock on Form 4, the Company believes that all of these reporting persons complied with their filing requirements for 1997.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table shows the compensation paid during the last three fiscal years to the two individuals who served as the Chief Executive Officer ("CEO") of the Company during 1997 and the other individuals who were serving as executive officers of the Company at the end of 1997 and who received salary and bonus at a rate in excess of $100,000 during 1997 (collectively, the "Named Executive Officers"). No other executive officer received salary and bonus in excess of $100,000 during 1997.

                                                                        LONG-TERM
                                      ANNUAL COMPENSATION              COMPENSATION
                             --------------------------------------    ------------
                                                            OTHER                        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY      BONUS      ANNUAL      OPTIONS #     COMPENSATION(1)
---------------------------  ----   --------    --------   --------    ------------   ---------------
John T. Connor(2)..........  1997   $196,539    $ 40,000   $     --           --          $ 6,864
  Chairman of the Board      1996    172,885      50,000    210,000(3)        --            8,716
  and interim CEO            1995    169,808      86,830         --           --            4,760

Jeffery L. Fuller(2).......  1997   $182,308    $ 53,000   $     --      125,000          $ 9,006
  Former President, CEO,     1996    156,923      35,000         --           --            1,440
  Chief Operating Officer    1995     66,346(4)   14,840         --      163,829           25,066
  and Director

C. Eric Baumann(5).........  1997   $109,438    $  2,000   $ 75,813(7)    20,000          $ 3,000
  Former Vice President of   1996    103,000       2,000     58,254(7)    32,766           14,705
  Sales and Distribution     1995     15,054(6)    3,168        154(7)        --               --

Joel K. Young..............  1997   $107,885    $ 14,573         --       20,000          $ 3,000
  Vice President             1996     88,461(8)    2,000         --       32,766           36,852
  of Engineering             1995        N/A

Michael P. Wallace.........  1997   $107,403    $ 23,375         --       20,000          $13,623
  Vice President of          1996        N/A
  Operations                 1995        N/A

Frederick G. Hamer.........  1997   $ 62,000(9) $113,742         --       20,000          $ 6,793
  Vice President of          1996        N/A
  International Sales        1995        N/A

---------------
(1) Represents contributions to the Company's 401(k) Profit Sharing & Savings Plan, moving allowances and personal use of Company-owned automobiles.

(2) Mr. Connor served as CEO through July 1997 and Mr. Fuller served as President and Chief Operating Officer through July 1997. In July 1997, Mr. Fuller became CEO of the Company and served as President and CEO through May 31, 1998. Effective May 31, 1998, Mr. Fuller resigned from all positions with the Company. In June 1998, Mr. Connor was appointed interim CEO of the Company.

(3) Represents remaining amount due to Mr. Connor for deferred fees payable under his employment contract.

(4) Represents salary at the rate of $150,000 per year beginning in July 1995.

(5) Mr. Baumann resigned from all positions with the Company effective May 31, 1998.

(6) Represents salary at the rate of $103,000 per year beginning in November
    1995.

(7) Represents sales commissions Mr. Baumann earned.

(8) Represents salary at the rate of $100,000 per year beginning in February
    1996.

(9) Represents salary at the rate of $150,000 per year beginning in August 1997.

     The following table sets forth information concerning stock options granted to the Named Executive Officers during 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE VALUE
                       -----------------------------------------------------------     AT ASSUMED ANNUAL RATES
                       NUMBER OF      PERCENT OF                                            OF STOCK PRICE
                       SECURITIES    TOTAL OPTIONS                                         APPRECIATION FOR
                       UNDERLYING     GRANTED TO                                            OPTION TERM(2)
                        OPTIONS        EMPLOYEES                        EXPIRATION    --------------------------
        NAME           GRANTED(1)       IN 1997       EXERCISE PRICE       DATE           5%             10%
        ----           ----------    -------------    --------------    ----------    -----------    -----------
John T. Connor.......       N/A            N/A               N/A             N/A            N/A            N/A
Jeffery L. Fuller....   125,000(3)       27.2%(3)        $  8.00         9/30/99(3)    $ 20,500(3)    $ 42,000(3)
C. Eric Baumann......    20,000(3)        4.4%(3)        $  8.00         3/31/99(3)    $  3,280(3)    $  6,720(3)
Frederick G. Hamer...    25,000           5.4%           $11.375         7/31/07       $ 78,842       $453,221
Michael P. Wallace...    20,000           4.4%           $  8.00         1/22/07       $100,623       $254,999
Joel K. Young........    20,000           4.4%           $  8.00         1/22/07       $100,623       $254,999

---------------
(1) Options vest 20% per year, at the end of each year, for five years commencing on the date of grant. Options were granted pursuant to the terms of the 1996 Stock Incentive Plan.

(2) The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the Common Stock, compounded annually from the date of grant to the expiration date and assuming that the closing price was the market value of the Common Stock on the date of grant. The actual value (if any) that an executive officer receives from a stock option will depend upon the amount by which the market price of the Company's Common Stock exceeds the exercise price of the option on the date of exercise. The Company cannot assure that the Common Stock will appreciate at any particular rate or at all in future years.

(3) In connection with a Severance Agreement and Mutual Release entered into between the Company and each of Messrs. Fuller and Baumann, only that portion of the options vested as of May 31, 1998 (which was 25,000 shares for Mr. Fuller and 4,000 shares for Mr. Baumann) remain outstanding. Such options expire on September 30, 1999 for Mr. Fuller and March 31, 1999 for Mr. Baumann. The potential realizable value at assumed annual rates of stock appreciation for option terms for Messrs. Fuller and Baumann is based upon 25,000 and 4,000 shares, respectively. See "-- Employment Agreements."

     The following table sets forth the number and value of stock options held by the Named Executive Officers at December 31, 1997.

                       FISCAL YEAR-END OPTION VALUE TABLE

                                                                                        VALUE OF UNEXERCISED
                                                          NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                              SHARES                       OPTIONS AT YEAR-END             AT YEAR-END(1)
                             ACQUIRED       VALUE      ---------------------------   ---------------------------
           NAME             ON EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----             -----------   ----------   -----------   -------------   -----------   -------------
John T. Connor............    95,000      $1,747,050     294,257             --      $7,096,008     $       --
Jeffery L. Fuller(2)......    30,000      $  538,500     133,829        125,000      $2,917,788     $2,109,375
C. Eric Baumann(2)........     5,000      $   89,750      27,766         20,000      $  600,929     $  337,500
Frederick G. Hamer........        --              --          --         25,000              --     $  337,500
Michael P. Wallace........     5,000      $   89,750      27,766         20,000      $  605,993     $  337,500
Joel K. Young.............     5,000      $   89,750      27,766         20,000      $  605,993     $  337,500

---------------
(1) Solely for purposes of this table, the fair market value per share of Common Stock is assumed to be $24.875, the closing price of the Common Stock on the Nasdaq National Market on December 31, 1997. The Common Stock currently trades in the non-Nasdaq over the counter market. The last sale price of the Common Stock on July 23, 1998, as reported in the non-Nasdaq over the counter market was $5.25.

(2) The number of options held by Messrs. Fuller and Baumann were adjusted subsequent to year-end pursuant to a Severance Agreement and Mutual Release entered into between the Company and each of Messrs. Fuller and Baumann. See "-- Employment Agreements."

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with John T. Connor, its Chairman and interim CEO, for a term beginning on July 23, 1997 and ending December 31, 1999. The agreement sets forth a base salary of $200,000 per year and provides for a quarterly bonus of (i) 20% of his salary if the Company meets or exceeds quarterly sales goals and (ii) 20% of his salary if the Company meets or exceeds quarterly profit goals, which goals are based upon Board-approved plans. The agreement provides for certain benefits to Mr. Connor, including paid vacations, pension benefits, qualified profit-sharing plans, employee group insurance and disability insurance. The agreement includes a Noncompete Agreement, which is effective during the term of the agreement. On January 29, 1997, the Board of Directors and Mr. Connor eliminated Mr. Connor's quarterly bonus provisions based on the Company sales and profitability goals effective August 1, 1997.

     The Company entered into an employment agreement with Jeffery L. Fuller, the Company's former President and CEO, for a term beginning July 31, 1997 and ending on December 31, 1999. Mr. Fuller's employment was terminated effective May 31, 1998, pursuant to a Severance Agreement and Mutual Release dated June 2, 1998, described further below. The employment agreement set forth a base salary of $200,000 per year and provided for an annual bonus in an amount to be determined by the Board of Directors, provided the Company met or exceeded certain performance objectives provided to the Board of Directors. Mr. Fuller was entitled, at a minimum, to receive a bonus of 20% of his quarterly salary if the Company met or exceeded its quarterly sales goals and 20% of his quarterly salary if the Company met or exceeded its quarterly profit goals. The agreement also provided for certain benefits to Mr. Fuller, including paid vacations, pension benefits, qualified profit-sharing plans, employee group insurance and disability insurance. The agreement includes a Noncompete Agreement, effective during the term of the agreement. On January 29, 1998, the Board of Directors increased Mr. Fuller's base annual salary to $235,000 effective January 1, 1998.

     On July 29, 1997, the Company entered into an employment agreement with Frederick G. Hamer, Vice President of International Sales. Mr. Hamer's employment agreement sets forth a base salary of $150,000 and provides for commission payments based on sales if the Company achieves its quarterly plans. Under the agreement, Mr. Hamer will receive a one-time payment of $100,000 if
(i) Transcrypt terminates his employment before July 31, 1998 for any reason other than cause or (ii) he continues to be employed with Transcrypt on July 31, 1998. The agreement also provides for certain benefits, including paid vacations, pension benefits, qualified profit-sharing plans, employee group insurance and disability insurance. This agreement expires on July 31, 1998. Mr. Hamer has entered into a Noncompete Agreement effective during the term of the employment agreement.

     On September 30, 1996, the Company entered into employment agreements with Michael P. Wallace and Joel K. Young, each of whom is a Company Vice President, and C. Eric Baumann, who was a Company Vice President until his resignation effective May 31, 1998. The agreements set forth base salaries and provide for annual bonuses to be determined by the Board of Directors, and provide for certain benefits, including paid vacations, pension benefits, qualified profit-sharing plans, employee group insurance and disability insurance. The term of each such agreement continues for two years, unless otherwise terminated according to the terms of the agreements. Each of these individuals has entered into a Noncompete Agreement effective during the term of each individual's employment agreement.

     In connection with their resignation from the Company, Messrs. Baumann and Fuller each entered into a Severance Agreement and Mutual Release with the Company effective May 31, 1998. The agreements provide compensation to Mr. Fuller of approximately $333,785 and to Mr. Baumann of $158,756, less applicable payroll taxes, for all unpaid monetary compensation for the period of June 1, 1998 through September 30, 1999 and June 1, 1998 through March 31, 1999, respectively. Messrs. Fuller and Baumann will also receive the same medical, dental, disability and life insurance benefits which each has received from the Company in the past until the earlier to occur of September 30, 1999 for Mr. Fuller and March 31, 1999 for Mr. Baumann or each individual's procurement of employment elsewhere. The severance agreements set forth that no additional shares of Common Stock held by Messrs. Fuller and Baumann pursuant to stock options shall vest or become vested after May 31, 1998. Any vested stock options held by Messrs. Fuller and Baumann which are not exercised on or before September 30, 1999 or March 31, 1999, respectively, shall expire. The agreements also provide that the Indemnification Agreements previously entered into between each of Messrs. Fuller and Baumann and the Company shall remain in full force and effect, subject to certain modifications. The agreements also include provisions concerning (i) non-competition and non-solicitation for the period ending September 30, 1999 for Mr. Fuller and March 31, 1999 for Mr. Baumann, (ii) unauthorized disclosure of certain trade secrets or confidential information, and (iii) mutual releases of certain claims.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, as of July 23, 1998, all persons the Company knows to be "beneficial owners" of more than five percent of the Company's Common Stock. With the exception of information about John and Janice Connor, this information is based on Schedules 13D and 13G reports filed with the SEC by each of the individuals and firms listed in the table below.

                                                     NUMBER OF SHARES     PERCENT OF
       NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIALLY OWNED     CLASS(1)
       ------------------------------------         ------------------    ----------
John T. Connor(2).................................      1,501,528            11.6%
  4800 NW 1st Street
  Lincoln, Nebraska 68521
Franklin Advisers, Inc.(3)........................      1,327,900            10.3
  777 Mariners Island Boulevard
  San Mateo, California 94404
Janice K. Connor(4)...............................      1,207,271             9.3
  4800 NW 1st Street
  Lincoln, Nebraska 68512
University of Nebraska Foundation.................        661,622             5.1
  1111 Lincoln Mall, Suite 200
  Lincoln, Nebraska 68508

---------------
(1) Shares of Common Stock issuable upon exercise of stock options currently exercisable, or exercisable within 60 days after July 23, 1998, are considered outstanding for purposes of computing the percentage of the person or entity holding those options but are not considered outstanding for computing the percentage of any other person or entity. The Company considers the 217,542 shares of its non-voting common stock held by First Commerce Bancshares, Inc. outstanding for computing the percentage each person or entity owns.

(2) Includes 294,257 shares which are issuable upon the exercise of stock options that are exercisable within 60 days of July 23, 1998. Of the 1,501,528 shares, Mr. Connor shares voting and investment power of 1,207,271 shares with his wife, Janice K. Connor. Mr. Connor disclaims beneficial ownership of 490,258 shares held by Mrs. Connor and 97,980 shares held by or in trust for other members of the Connor family.

(3) Franklin Advisers, Inc. beneficially owns these shares through one or more open or closed-end investment companies or other managed accounts. Franklin Advisers advises these accounts under advisory contracts that grant it investment and/or voting power over the Transcrypt shares that the accounts hold. Franklin Advisers is a wholly-owned subsidiary of Franklin Resources, Inc. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin Resources and are the principal shareholders of Franklin Resources. The shares which Franklin Advisers beneficially owns do not include 7,310 shares beneficially owned by Franklin Management, Inc., a subsidiary of Franklin Resources. Franklin Advisers, Franklin Resources, Charles B. Johnson and Rupert H. Johnson, Jr. disclaim beneficial ownership of the Transcrypt shares attributed to Franklin Advisers in this Annual Report on Form 10-K.

(4) Mrs. Connor shares voting and investment power of these shares with her husband, John T. Connor. Mrs. Connor disclaims beneficial ownership of 619,033 shares held by Mr. Connor and 97,980 shares held by or in trust for other members of the Connor family.

     The following table shows, as of June 30, 1998, the Common Stock that the Company's directors and Named Executive Officers beneficially own, and those shares of Common Stock owned by all executive officers and directors as a group.

                                                     NUMBER OF SHARES     PERCENT OF
             NAME OF BENEFICIAL OWNER               BENEFICIALLY OWNED     CLASS(1)
             ------------------------               ------------------    ----------
John T. Connor(2).................................      1,501,528            11.3%
Jeffery L. Fuller(3)..............................        158,829               *
C. Eric Baumann(3)................................         31,766               *
Michael P. Wallace(3).............................         31,766               *
Joel K. Young(3)..................................         31,766               *
Thomas R. Thomsen(4)..............................          7,553               *
Winston J. Wade(3)(5).............................          6,553               *
Thomas E. Henning(6)..............................          8,000               *
Thomas C. Smith(7)................................          2,800               *
Terry L. Fairfield(3)(8)..........................          1,000               *
Thomas R. Larsen(3)...............................          1,000               *
Frederick G. Hamer................................              0               *
All executive officers and directors as a group
  (16 persons)....................................      1,782,561            13.5%

---------------
 *  Less than 1%

(1) Shares of Common Stock issuable upon exercise of stock options currently exercisable, or exercisable within 60 days of June 30, 1998, are considered outstanding for computing the percentage of the person or entity holding those options but are not considered outstanding for computing the percentage of any other person or entity. The Company considers the 217,542 shares of its non-voting common stock held by First Commerce Bancshares, Inc. outstanding for computing the percentage each person or entity owns. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power, if any, with respect to all shares of Common Stock each beneficially owns.

(2) Includes 294,257 shares which are issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 1998. Of the 1,501,528 shares, Mr. Connor shares voting and investment power of 1,207,271 shares with his wife, Janice K. Connor. Mr. Connor disclaims beneficial ownership of 490,258 shares held by Mrs. Connor and 97,980 shares held by or in trust for other members of the Connor family.

(3) Consists solely of shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 1998.

(4) Includes 6,553 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 1998.

(5) Does not include shares held by the University of Nebraska Foundation, of which Mr. Wade serves as director.

(6) Includes 1,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 1998. Does not include shares held by The Security Mutual Life Insurance Company, of which Mr. Henning serves as President, CEO and director.

(7) Includes 1,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of June 30, 1998.

(8) Does not include shares held by the University of Nebraska Foundation, of which Mr. Fairfield serves as President and CEO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None of the members of the Company's Compensation Committee is or has been an officer or employee of Transcrypt. In 1991 the Company entered into an agreement with Connor Enterprises for investment banking services. During fiscal 1997, the Company paid Connor Enterprises $210,000 earned in 1996 for the services performed in 1991. Mr. Connor is the President of Connor Enterprises.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are included in this report at the page numbers indicated.

     1.  FINANCIAL STATEMENTS AND SCHEDULES

                                                                        PAGE NO.
                                                                        --------
         Independent Auditors' Report................................  F-1
         Consolidated Balance Sheets as of December 31, 1997 and
         1996........................................................  F-2
         Consolidated Statements of Operation for the Years ended
         December 31, 1997, 1996 and 1995............................  F-3
         Consolidated Statements of Changes in Stockholders' Equity
         for the Years ended December 31, 1997, 1996 and 1995........  F-4
         Consolidated Statements of Cash Flows for the Years ended
         December 31, 1997, 1996 and 1995............................  F-5
         Notes to Consolidated Financial Statements..................  F-6 to F-28
    2.   FINANCIAL STATEMENT SCHEDULES
         Independent Auditors' Report................................  S-1
         Schedule III -- Valuation and Qualifying Accounts and
         Reserves....................................................  S-2

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3.  EXHIBITS

        (i) Executive Compensation Plans and Arrangements:

     The following is a summary of the Company's executive compensation plans and arrangements which are required to be filed as exhibits to this Annual Report on Form 10-K:

     1. Employment Agreement between the Company and John T. Connor dated as of July 31, 1997 (incorporated herein by reference to Exhibit 10.1.1 to the Company's Registrant Statement on Form S-1, No. 333-35469, declared effective on October 15, 1997).

     2. Employment Agreement between the Company and Jeffery L. Fuller dated as of July 31, 1997 (incorporated herein by reference to Exhibit 10.2.1 to the Company's Registration Statement on Form S-1, No. 333-35469, declared effective on October 15, 1997).

     3. Form of Employment Agreement between the Company and C. Eric Baumann, Michael P. Wallace and Joel K. Young (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 333-14351, declared effective on January 22, 1997).

     4. Employment Agreement between the Company and Frederick G. Hamer dated as of July 29, 1997 (Exhibit 10.3.1 below).

     5. Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended (Exhibit 10.4 below).

     6. Form of Indemnification Agreement between the Company and each executive officer and director of the Company (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 333-14351, declared effective January 22, 1997).

     7. Severance Agreement and Mutual Release between the Company and Jeffery
        L. Fuller dated June 2, 1998 (Exhibit 10.39 below).

     8. Severance Agreement and Mutual Release between the Company and Charles
        E. Baumann dated June 2, 1998 (Exhibit 10.40 below).

        (ii) Exhibit Index:

    EXHIBIT
     NUMBER                            DESCRIPTION
    --------                           -----------
     3.1       Second Amended and Restated Certificate of Incorporation of
               the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by
               reference to Exhibit 3.1 to the Company's Registration
               Statement on Form S-1, No. 333-14351, declared effective on
               January 22, 1997 (hereinafter the "January 1997 Registration
               Statement")).
     3.2       Amended and Restated Bylaws of the Company (incorporated
               herein by reference to Exhibit 3.2 to the January 1997
               Registration Statement).
     4.1       Form of Common Stock certificate (incorporated herein by
               reference to Exhibit 4.1 to the January 1997 Registration
               Statement).
     4.2       Registration Rights Agreement, dated as of July 31, 1997, by and among NorAm Energy Corp., Intek Diversified Corporation and the Company (incorporated herein by reference to Exhibit
               4.1 to the Company's Current Report on Form 8-K, File No.
               0-21681, filed with the SEC on August 14, 1997).
    10.1       RESERVED
    10.1.1     Employment Agreement between the Company and John T. Connor dated as of July 31, 1997 (incorporated herein by reference to Exhibit 10.1.1 to the Company's Registration Statement on
               Form S-1, No. 333-35469, declared effective October 15, 1997
               (hereinafter the "October 1997 Registration Statement")).
    10.2       RESERVED
    10.2.1     Employment Agreement between the Company and Jeffery L.
               Fuller dated as of July 31, 1997 (incorporated herein by
               reference to Exhibit 10.2.1 to the October 1997 Registration
               Statement).
    10.3       Form of Employment Agreement between the Company and C. Eric
               Baumann, Michael P. Wallace and Joel K. Young (incorporated herein by reference to Exhibit 10.3 to the January 1997
               Registration Statement).
    10.3.1     Employment Agreement between the Company and Frederick G.
               Hamer dated as of July 29, 1997.
    10.4       Transcrypt International, Inc. 1996 Stock Incentive Plan, as
               amended.
    10.5       Form of Indemnification Agreement between the Company and
               each executive officer and director of the Company
               (incorporated herein by reference to Exhibit 10.5 to the
               January 1997 Registration Statement).
    10.6       License Agreement for APCO 25 Compliant Product between
               Motorola, Inc. and the Company dated as of August 2, 1994
               (incorporated herein by reference to Exhibit 10.6 to the
               January 1997 Registration Statement).
    10.7*      Amendment, dated as of June 28, 1996, to License Agreement for APCO Project 25 Compliant Product between Motorola, Inc.
               and the Company dated as of August 2, 1994 (incorporated
               herein by reference to Exhibit 10.7 to the January 1997
               Registration Statement).

    EXHIBIT
     NUMBER                            DESCRIPTION
    --------                           -----------
    10.8       OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to
               Exhibit 10.8 to the January 1997 Registration Statement).
    10.9*      Amendment, dated as of July 15, 1996, to OEM Agreement
               between Motorola, Inc. and the Company dated as of August 2,
               1994 (incorporated herein by reference to Exhibit 10.9 to
               the January 1997 Registration Statement).
    10.10*     Private Label/Supplier Agreement for Analog Scrambling
               Modules between Motorola, Inc. and the Company dated as of
               August 8, 1995 (incorporated herein by reference to Exhibit
               10.10 to the January 1997 Registration Statement).
    10.10.1*   Second Amendment, dated March 31, 1997, to Private
               Label/Supplier Agreement for Analog Scrambling Modules
               between Motorola, Inc. and the Company dated as of August 8,
               1995 (incorporated herein by reference to Exhibit 10.10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter
               Ended March 31, 1997, File No. 0-21681 (hereinafter "1Q 1997
               Form 10-Q")).
    10.11*     Motorola Cellular Subscriber Products Sales Agreement, dated as of June 13, 1996, by and between Motorola, Inc. and the
               Company (incorporated herein by reference to Exhibit 10.11 to the January 1997 Registration Statement).
    10.12      License Agreement for APCO Fed Project 25 Algorithm between
               Digital Voice Systems, Inc. and the Company, dated as of
               August 14, 1995 (incorporated herein by reference to Exhibit
               10.12 to the January 1997 Registration Statement).
    10.13      Consigned Inventory Agreement between Arrow/Schweber
               Electronics Group and the Company, dated as of June 22, 1994
               (incorporated herein by reference to Exhibit 10.13 to the
               January 1997 Registration Statement).
    10.14-     RESERVED
    10.16
    10.17      Amended and Restated Loan Agreement, dated as of May 18,
               1994, by and between Norwest Bank Nebraska, N.A., and the
               Company (incorporated herein by reference to Exhibit 10.17 to the January 1997 Registration Statement).
    10.18      First Amendment, dated as of June 1, 1995, to Amended and
               Restated Loan Agreement, dated as of May 18, 1994, by and
               between Norwest Bank Nebraska, N.A., and the Company
               (incorporated herein by reference to Exhibit 10.18 to the
               January 1997 Registration Statement).
    10.19      Second Amendment, dated as of April 10, 1996, to Amended and
               Restated Loan Agreement, dated as of May 18, 1994, by and
               between Norwest Bank Nebraska, N.A., and the Company
               (incorporated herein by reference to Exhibit 10.19 to the
               January 1997 Registration Statement).
    10.20-     RESERVED
    10.23
    10.24      Form of Adoption Agreement for Nonstandardized 401(k) Profit
               Sharing Plan (incorporated herein by reference to Exhibit
               10.24 to the January 1997 Registration Statement).
    10.25      Defined Contribution Master Plan and Trust Agreement of
               Norwest Bank Nebraska, N.A., Master Plan Sponsor
               (incorporated herein by reference to Exhibit 10.25 to the
               January 1997 Registration Statement).
    10.26      Third Amendment, dated as of October 22, 1996, to Amended
               and Restated Loan Agreement, dated as of May 18, 1994, by
               and between Norwest Bank Nebraska, N.A., and the Company,
               together with Modification of Note (incorporated herein by reference to Exhibit 10.26 to the January 1997 Registration
               Statement).

    EXHIBIT
     NUMBER                            DESCRIPTION
    --------                           -----------
    10.27      Fourth Amendment, dated as of November 19, 1996, to Amended and Restated Loan Agreement, dated as of May 18, 1994, by
               and between Norwest Bank Nebraska, N.A., and the Company,
               together with Commercial Installment Note, dated November
               19, 1996 (incorporated herein by reference to Exhibit 10.27 to the January 1997 Registration Statement).
    10.27.1    Fifth Amendment, dated as of March 1, 1997, to Amended and
               Restated Loan Agreement, dated as of May 18, 1994, by and
               between Norwest Bank Nebraska, N.A., and the Company
               (incorporated herein by reference to Exhibit 10.27.1 to the
               1Q 1997 Form 10-Q).
    10.28      Construction Loan, dated November 15, 1996, by and between
               Norwest Bank Nebraska, N.A., and the Company, together with related documents (incorporated herein by reference to
               Exhibit 10.28 to the Company's Annual Report on Form 10-K
               for the Year Ended December 31, 1996, File No. 0-21681
               (hereinafter "1996 Form 10-K")).
    10.29      Commercial Installment Note, dated January 9, 1997, related to Amended and Restated Loan Agreement, dated as of May 18,
               1994, by and between Norwest Bank Nebraska, N.A., and the
               Company (incorporated herein by reference to Exhibit 10.29 to the 1996 Form 10-K).
    10.30      Commercial Installment Note secured by equipment, dated
               December 23, 1996, by and between Norwest Bank Nebraska,
               N.A., and the Company, together with Security Agreement
               (incorporated herein by reference to Exhibit 10.30 to the
               1996 Form 10-K).
    10.31      Nebraska Investment Finance Authority $2,850,000 Variable
               Rate Demand Industrial Development Revenue Bond (Transcrypt
               International, Inc. Project), Series 1997, dated as of March
               25, 1997 (incorporated herein by reference to Exhibit 10.31 to the 1Q 1997 Form 10-Q).
    10.32      Trust Indenture, dated as of March 1, 1997, for $2,850,000
               Variable Rate Demand Industrial Development Revenue Bond
               (Transcrypt International, Inc. Project), Series 1997,
               between Nebraska Investment Finance Authority as Issuer and
               Norwest Bank Nebraska, N.A. as Trustee (incorporated herein by reference to Exhibit 10.32 to the 1Q 1997 Form 10-Q).
    10.33      Loan Agreement, dated as of March 1, 1997, for $2,850,000
               Variable Rate Demand Industrial Development Revenue Bond
               (Transcrypt International, Inc. Project), Series 1997,
               between Nebraska Investment Finance Authority as Issuer and the Company (incorporated herein by reference to Exhibit
               10.33 to the 1Q 1997 Form 10-Q).
    10.34-     RESERVED
    10.35
    10.36      License Agreement, dated as of January 15, 1997, between
               E.F. Johnson Company and Johnson Data Telemetry Corporation
               (incorporated herein by reference to Exhibit 10.36 to the
               October 1997 Registration Statement).
    10.37      Loan Agreement, dated as of December 31, 1997, by and
               between U.S. Bank National Association d/b/a First Bank
               N.A., and the Company, together with related documents.
    10.38      First Amendment to Loan Agreement dated May 21, 1998 by and between U.S. Bank National Association and the Company,
               together with related documents.
    10.39      Severance Agreement and Mutual Release between the Company and Jeffery L. Fuller dated June 2, 1998.
    10.40      Severance Agreement and Mutual Release between the Company and Charles E. Baumann dated June 2, 1998.
    11.1       Statement re: Computation of Per Share Earnings.

    EXHIBIT
     NUMBER                            DESCRIPTION
    --------                           -----------
    21         Subsidiaries of the Registrant.
    23.1       Consent of KPMG Peat Marwick LLP.
    27.1       Financial Data Schedule.

---------------
* Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1997.

     (c) Exhibits Required by Item 601 of Regulation S-K

     See Item 14(a)(3) above.

     (d) Additional Financial Statements

     See page S-2 to this Annual Report on Form 10-K for Schedule
III -- Valuation and Qualifying Accounts and Reserves.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANSCRYPT INTERNATIONAL, INC.

                                          By:      /s/ JOHN T. CONNOR
                                            ------------------------------------
                                                       John T. Connor
                                             Chairman of the Board of Directors
                                            and interim Chief Executive Officer
                                               (Principal Executive Officer)

                                                    Dated: July 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                    DATE
                      ---------                                        -----                -------------

                 /s/ JOHN T. CONNOR                          Chairman of the Board of       July 28, 1998
-----------------------------------------------------                Directors
                   John T. Connor                           and interim Chief Executive
                                                                      Officer
                                                           (Principal Executive Officer)

                /s/ CRAIG J. HUFFAKER                    Senior Vice President of Finance   July 28, 1998
-----------------------------------------------------                   and
                  Craig J. Huffaker                           Chief Financial Officer
                                                                    (Principal
                                                         Financial and Accounting Officer)

               /s/ TERRY L. FAIRFIELD                                Director               July 27, 1998
-----------------------------------------------------
                 Terry L. Fairfield

                /s/ THOMAS E. HENNING                                Director               July 27, 1998
-----------------------------------------------------
                  Thomas E. Henning

                /s/ THOMAS R. LARSEN                                 Director               July 27, 1998
-----------------------------------------------------
                  Thomas R. Larsen

                                                                     Director               July   , 1998
-----------------------------------------------------
                   Thomas C. Smith

                /s/ THOMAS R. THOMSEN                                Director               July 27, 1998
-----------------------------------------------------
                  Thomas R. Thomsen

                                                                     Director               July   , 1998
-----------------------------------------------------
                   Winston J. Wade

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Transcrypt International, Inc.:

     We have audited the accompanying consolidated balance sheets of Transcrypt International, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcrypt International, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 1996 and for the year then ended have been restated.

                                          /s/  KPMG Peat Marwick LLP

Omaha, Nebraska
June 26, 1998

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                1997      1996
                                                              --------   -------
Current assets:
  Cash and cash equivalents.................................  $ 15,384   $    --
  Investments...............................................    15,900        --
  Accounts receivable, net of allowance for returns and
     doubtful accounts of $2,417 and $430 in 1997 and 1996,
     respectively...........................................    16,008     1,256
  Receivables -- other......................................       785        29
  Cost in excess of billings on uncompleted contracts.......       942        --
  Inventory.................................................    18,363     2,853
  Income taxes recoverable..................................     1,065       213
  Prepaid expenses..........................................       478        60
  Deferred tax assets.......................................     3,523     1,773
                                                              --------   -------
          Total current assets..............................    72,448     6,184
Property, plant and equipment, net..........................    11,261     4,325
Deferred tax assets.........................................     4,504       439
Intangible assets, net of accumulated amortization..........    18,029       422
Other assets................................................       452        --
Deferred initial public offering costs......................        --       568
                                                              --------   -------
                                                              $106,694   $11,938
                                                              ========   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................  $     --   $   386
  Revolving line of credit..................................        --     1,022
  Current portion of long-term debt.........................     2,545       596
  Accounts payable..........................................     9,305     1,174
  Billings in excess of cost on uncompleted contracts.......     6,696        --
  Deferred revenue..........................................     1,743       216
  Accrued expenses..........................................     7,323       946
                                                              --------   -------
          Total current liabilities.........................    27,612     4,340
Long-term debt, net of current portion......................     2,758     1,840
Revolving line of credit....................................        --       792
Deferred revenue............................................       934        --
                                                              --------   -------
                                                                31,304     6,972
                                                              --------   -------
Commitments and contingencies Stockholders' equity:
  Preferred stock ($.01 par value; 3,000,000 shares
     authorized; none issued)...............................        --        --
  Common stock ($.01 par value; 19,400,000 voting shares
     authorized, 12,729,082 issued and outstanding in 1997
     and 6,565,536 issued and outstanding in 1996; 600,000
     non-voting shares authorized, 217,542 issued and
     outstanding)...........................................       129        68
  Additional paid-in capital................................    90,315     9,003
  Accumulated deficit.......................................   (15,054)   (4,105)
                                                              --------   -------
                                                                75,390     4,966
                                                              --------   -------
                                                              $106,694   $11,938
                                                              ========   =======

        See accompanying notes to the consolidated financial statements

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               1997          1996         1995
                                                            -----------   ----------   ----------
Revenues..................................................  $    40,423   $   10,619   $    8,128
Cost of sales.............................................       26,106        4,274        2,983
                                                            -----------   ----------   ----------
          Gross profit....................................       14,317        6,345        5,145
                                                            -----------   ----------   ----------
Operating costs and expenses:
  Research and development................................        4,469        2,234        1,953
  Sales and marketing.....................................        7,031        2,187        2,109
  General and administrative..............................        4,711        2,529        2,284
  Special compensation expense............................           --        5,568           --
  In-process research and development costs...............        9,828           --           --
                                                            -----------   ----------   ----------
          Total operating costs and expenses..............       26,039       12,518        6,346
                                                            -----------   ----------   ----------
          Loss from operations............................      (11,722)      (6,173)      (1,201)
Other income..............................................           18           --           --
Interest income...........................................          874           31           53
Interest expense..........................................         (643)        (162)        (190)
                                                            -----------   ----------   ----------
          Loss before income taxes........................      (11,473)      (6,304)      (1,338)
Benefit for income taxes..................................         (524)      (2,186)          --
                                                            -----------   ----------   ----------
          Net loss........................................  $   (10,949)  $   (4,118)  $   (1,338)
                                                            ===========   ==========   ==========
Pro forma information:
  Loss before income taxes................................  $   (11,473)  $   (6,304)  $   (1,338)
  Pro forma benefit for income taxes......................         (524)      (2,190)        (496)
                                                            -----------   ----------   ----------
  Pro forma net loss......................................  $   (10,949)  $   (4,114)  $     (842)
                                                            ===========   ==========   ==========
  Pro forma net loss per share -- Basic and Diluted.......  $     (1.09)  $    (0.61)  $    (0.12)
                                                            ===========   ==========   ==========
  Weighted average common shares -- Basic and Diluted.....   10,056,690    6,783,078    6,783,078
                                                            ===========   ==========   ==========

        See accompanying notes to the consolidated financial statements

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (IN THOUSANDS, EXCEPT UNITS AND SHARE DATA)

                                                      COMMON STOCK
                                                   ------------------   ADDITIONAL
                                                                 PAR     PAID-IN     ACCUMULATED   PARTNERS'
                                        UNITS        SHARES     VALUE    CAPITAL       DEFICIT      CAPITAL     TOTAL
                                      ----------   ----------   -----   ----------   -----------   ---------   --------
Balance, December 31, 1994..........   5,175,434           --   $ --     $    --      $     --      $5,945     $  5,945
Distributions.......................          --           --     --          --            --        (700)        (700)
Net loss............................          --           --     --          --            --      (1,338)      (1,338)
                                      ----------   ----------   ----     -------      --------      ------     --------
Balance, December 31, 1995..........   5,175,434           --     --          --            --       3,907        3,907
Distributions.......................          --           --     --          --            --        (181)        (181)
Net loss............................          --           --     --          --        (4,105)        (13)      (4,118)
Issuance of stock in exchange for
  units of the Predecessor..........  (5,175,434)   5,175,434     52       3,661            --      (3,713)          --
Additional shares issued in
  1.3106311-for-1 stock split
  effected in the form of a stock
  dividend..........................          --    1,607,644     16         (16)           --          --           --
Special compensation -- options
  issued............................          --           --     --       5,358            --          --        5,358
                                      ----------   ----------   ----     -------      --------      ------     --------
Balance, December 31, 1996..........          --    6,783,078     68       9,003        (4,105)         --        4,966
Net loss............................          --           --     --          --       (10,949)         --      (10,949)
Initial public offering, net of
  related costs.....................          --    2,500,000     25      17,685            --          --       17,710
Issuance of shares in connection
  with the purchase of the E.F.
  Johnson Company...................          --      832,465      8       9,992            --          --       10,000
Secondary stock offering, net of
  related costs.....................          --    2,684,481     27      52,912            --          --       52,939
Exercise of stock options...........          --      146,600      1         228            --          --          229
Income tax benefit of exercise of
  stock options.....................          --           --     --         495            --          --          495
                                      ----------   ----------   ----     -------      --------      ------     --------
Balance, December 31, 1997..........          --   12,946,624   $129     $90,315      $(15,054)     $   --     $ 75,390
                                      ==========   ==========   ====     =======      ========      ======     ========

        See accompanying notes to the consolidated financial statements

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                1997       1996       1995
                                                              --------    -------    -------
Cash flows from operating activities:
  Net loss..................................................  $(10,949)   $(4,118)   $(1,338)
                                                              --------    -------    -------
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Special compensation expense.........................        --      5,358         --
       In-process research and development costs............     9,828         --         --
       Depreciation and amortization........................     2,206      1,580      1,625
       Loss (gain) on sale of fixed assets..................       (15)         6         (2)
       Provisions for warranty and inventory reserves.......     1,100        114        102
       Provisions for bad debts.............................       162        289         94
       Deferred taxes.......................................      (706)    (2,207)        --
       Changes in assets and liabilities, net of effects of
          acquisitions:
          Accounts receivable...............................    (8,844)       489       (673)
          Cost in excess of billings on uncompleted
            contracts.......................................       201         --         --
          Inventory.........................................    (6,179)    (1,733)        83
          Income taxes recoverable..........................      (357)      (213)        --
          Prepaid expenses and other assets.................      (144)        --        113
          Accounts payable..................................    (4,855)       997       (117)
          Billings in excess of cost on uncompleted
            contracts.......................................      (823)        --         --
          Accrued expenses..................................       325        359        264
          Deferred revenue..................................       933         --        (96)
                                                              --------    -------    -------
               Total adjustments............................    (7,168)     5,039      1,393
                                                              --------    -------    -------
               Net cash provided by (used in) operating
                 activities.................................   (18,117)       921         55
                                                              --------    -------    -------
Cash flows from investing activities:
  Purchases of investments..................................   (15,900)        --         --
  Issue notes receivable....................................        --         --        (12)
  Payments received on note receivable......................        --         --         10
  Proceeds from sale of fixed assets........................        15         31         37
  Purchase of fixed assets..................................    (2,422)    (2,119)    (1,029)
  Increase in intangible assets.............................        --       (581)        (1)
  Decrease in other assets..................................       118         --         --
  Payments on restructuring reserve.........................    (2,380)        --         --
  Acquisition of E.F. Johnson Company, net of cash
     acquired...............................................      (292)        --         --
  Payments under noncompete agreements......................        --       (340)      (340)
                                                              --------    -------    -------
               Net cash used in investing activities........   (20,861)    (3,009)    (1,335)
                                                              --------    -------    -------
Cash flows from financing activities:
  Payments on revolving lines of credit, net................   (11,914)     1,022         --
  Borrowings on term loans..................................     2,850      1,377      1,016
  Payments on term loans....................................    (7,634)      (408)      (867)
  Principal payments on capitalized leases..................        --        (16)       (13)
  Partnership distributions paid............................        --       (181)      (700)
  Bank overdraft............................................      (386)       386         --
  Issuance of common stock, net of issuance costs...........    71,217         --         --
  Proceeds from the exercise of employee stock options......       229         --         --
  Initial public offering costs.............................        --       (384)        --
                                                              --------    -------    -------
               Net cash provided by (used in) financing
                 activities.................................    54,362      1,796       (564)
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........    15,384       (292)    (1,844)
Cash and cash equivalents, beginning of period..............        --        292      2,136
                                                              --------    -------    -------
Cash and cash equivalents, end of period....................  $ 15,384    $    --    $   292
                                                              ========    =======    =======

        See accompanying notes to the consolidated financial statements

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

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

     The Company is engaged in the design, manufacture and marketing of information security products for the land mobile radio, telephony and data security markets. Through its E.F. Johnson subsidiary, the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers and mobile and portable radios. The Company markets its products to customers worldwide in two broad markets: business and industrial users and public safety and other governmental users. Management considers its operations to comprise one industry segment.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation. The results of operations of E.F. Johnson Company (EFJ) are included from the date of its acquisition, July 31, 1997.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities less than 90 days as cash equivalents. The Company places its temporary cash investments with high credit qualified financial institutions. Such investments are carried at cost, which approximates fair value.

INVESTMENTS

     Investments include Dutch auction securities, which are bought and held primarily for the purpose of selling them in the near term and, accordingly, these investments are classified as trading securities. Trading securities are recorded at fair value and unrealized holding gains and losses are included in earnings.

INVENTORY

     Inventory is recorded at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. The Company's policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: land improvements -- 15 years; buildings and improvements -- 15 to 30 years; equipment and furniture and

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

 1. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) fixtures -- 3 to 7 years. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results.

INTANGIBLE ASSETS

     Goodwill, which represents the excess of purchase price over fair value of assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Other intangibles are also carried at cost less applicable amortization. Provision for amortization of other intangible assets is based upon the estimated useful lives of the related assets and is computed using the straight-line method. Intangible assets are being amortized over periods from 5 to 15 years. Management reviews intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

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

     System sales under long-term contracts are accounted for under the percentage-of-completion method. Under this method, revenues are recognized as work on a contract progresses. The recognized revenue is that percentage of estimated total revenue that incurred costs to date bear to estimated total costs to complete the contract. Revisions in cost and profit estimates are made when conditions requiring such revisions become

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

 1. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) known. Anticipated losses on contracts are recognized in operations as soon as such losses are determined to be probable and reasonably estimable.

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

EXPORT SALES

     A significant portion of the Company's sales are made to customers outside of the United States. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic area were as follows:

                                                   1997       1996      1995
                                                  -------    ------    ------
Europe..........................................  $   804    $1,960    $2,464
Middle East and Asia............................    7,657     1,525     2,276
Central and Latin America.......................    6,933     2,235     1,060
                                                  -------    ------    ------
                                                  $15,394    $5,720    $5,800
                                                  =======    ======    ======

WARRANTY COSTS

     The Company provides for warranty costs based on estimated future expenditures that will be incurred under product guarantees and warranties presently in force.

LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), effective as of December 31, 1997. FAS 128 requires a basic calculation of earnings per share (EPS), based upon the weighted average number of common shares outstanding during the period. FAS 128 also requires a diluted EPS calculation that reflects the potential dilution from common stock equivalents such as stock options. All current and prior years' EPS calculations included herein have been restated under the provisions of FAS 128. As the years ended December 31, 1997, 1996 and 1995 have net losses, the impact of outstanding stock options on weighted average common shares is anti-dilutive.

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

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect carrying amounts of assets and

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

 1. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) liabilities and disclosures of contingent assets and liabilities as of financial statement dates, as well as the reported revenues and expenses for the years then ended. Actual results may differ from management's estimates.

 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

     On February 6, 1998, the Company issued a press release announcing its consolidated financial results for 1997. Subsequently, it was determined to be necessary to restate its previously released results for the three-months and year ended December 31, 1997, the Company's financial statements as of and for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December 31 during 1997 and 1996.

     The restatements relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event; (ii) revenue recognition for certain sales where a formal written agreement was not received; (iii) revenue recognized on sales of certain products which were subsequently returned to the Company; (iv) application of the percentage of completion method on system contract sales at EFJ, and (v) the allocation of the purchase price of the EFJ acquisition. As a result, the financial statements of the Company have been restated from amounts previously reported.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)
     The summary of the significant changes as of December 31, 1997 and 1996 and for the years then ended is as follows:

                                               AS OF DECEMBER 31, 1997         AS OF DECEMBER 31, 1996
                                             ----------------------------    ----------------------------
                                             AS PREVIOUSLY                   AS PREVIOUSLY
                                               RELEASED       AS RESTATED      REPORTED       AS RESTATED
                                             -------------    -----------    -------------    -----------
                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents................    $ 15,384        $ 15,384         $    --         $    --
  Investments..............................      15,900          15,900              --              --
  Accounts receivable, net.................      24,182          16,008           4,216           1,256
  Receivables -- other.....................       1,803             785              11              29
  Cost in excess of billings on uncompleted
     contracts.............................       3,804             942              --              --
  Inventory................................      17,855          18,363           2,261           2,853
  Income taxes recoverable.................          --           1,065              --             213
  Prepaid expenses and other current
     assets................................         478             478              60              60
  Deferred tax assets......................       3,345           3,523             196           1,773
                                               --------        --------         -------         -------
     Total current assets..................      82,751          72,448           6,744           6,184
  Property, plant and equipment, net.......      11,343          11,261           4,908           4,325
  Deferred tax assets......................       6,340           4,504           1,723             439
  Intangible assets, net...................       7,655          18,029              38             422
  Other assets.............................       1,193             452              --              --
  Deferred public offering costs...........          --              --             568             568
                                               --------        --------         -------         -------
                                               $109,282        $106,694         $13,981         $11,938
                                               ========        ========         =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft...........................    $     --        $     --         $   386         $   386
  Revolving line of credit and bank notes
     payable...............................          --              --           1,022           1,022
  Current portion of long-term debt........         416           2,545             596             596
  Accounts payable.........................      10,526           9,305           1,174           1,174
  Billings in excess of cost on uncompleted
     contracts.............................       1,370           6,696              --              --
  Income taxes payable.....................          --              --             152              --
  Deferred revenue.........................       1,208           1,743              --             216
  Accrued expenses.........................       5,547           7,323             946             946
                                               --------        --------         -------         -------
     Total current liabilities.............      19,067          27,612           4,276           4,340
  Long-term debt, net of current portion...       4,279           2,758           1,840           1,840
  Deferred revenue.........................       1,417             934              --              --
  Revolving line of credit.................          --              --             792             792
                                               --------        --------         -------         -------
                                                 24,763          31,304           6,908           6,972
                                               --------        --------         -------         -------
Stockholders' equity:
  Common stock.............................         129             129              68              68
  Additional paid-in capital...............      90,995          90,315           9,683           9,003
  Accumulated deficit......................      (6,605)        (15,054)         (2,678)         (4,105)
                                               --------        --------         -------         -------
                                                 84,519          75,390           7,073           4,966
                                               --------        --------         -------         -------
                                               $109,282        $106,694         $13,981         $11,938
                                               ========        ========         =======         =======

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)

                                                               FOR THE YEAR ENDED
                                            ---------------------------------------------------------
                                                 DECEMBER 31, 1997             DECEMBER 31, 1996
                                            ---------------------------   ---------------------------
                                            AS PREVIOUSLY                 AS PREVIOUSLY
                                              RELEASED      AS RESTATED     REPORTED      AS RESTATED
                                            -------------   -----------   -------------   -----------
                                             (UNAUDITED)
Revenues..................................   $    51,762    $    40,423    $   13,775     $   10,619
Cost of sales.............................        27,218         26,106         4,864          4,274
                                             -----------    -----------    ----------     ----------
     Gross profit.........................        24,544         14,317         8,911          6,345
                                             -----------    -----------    ----------     ----------
Operating costs and expenses:
  Research and development................         4,469          4,469         2,234          2,234
  Sales and marketing.....................         8,133          7,031         2,103          2,187
  General and administrative..............         3,382          4,711         2,414          2,529
  Special compensation expense............            --             --         5,568          5,568
  In-process research and development
     costs................................         9,828          9,828            --             --
                                             -----------    -----------    ----------     ----------
     Total operating costs and expenses...        25,812         26,039        12,319         12,518
                                             -----------    -----------    ----------     ----------
     Loss from operations.................        (1,268)       (11,722)       (3,408)        (6,173)
Other income..............................            35             18            --             --
Interest income...........................           841            841            30             31
Interest expense..........................          (610)          (610)         (162)          (162)
                                             -----------    -----------    ----------     ----------
     Loss before income taxes.............        (1,002)       (11,473)       (3,540)        (6,304)
Provision (benefit) for income taxes......         2,925           (524)       (1,529)        (2,186)
                                             -----------    -----------    ----------     ----------
     Net loss.............................   $    (3,927)   $   (10,949)   $   (2,011)    $   (4,118)
                                             ===========    ===========    ==========     ==========
Pro forma information:
  Loss before pro forma income taxes......   $    (1,002)   $   (11,473)   $   (3,540)    $   (6,304)
  Pro forma provision (benefit) for income
     taxes................................         2,925           (524)       (1,393)        (2,190)
                                             -----------    -----------    ----------     ----------
  Pro forma net loss......................   $    (3,927)   $   (10,949)   $   (2,147)    $   (4,114)
                                             ===========    ===========    ==========     ==========
  Pro forma net loss per share -- Basic
     and Diluted..........................   $     (0.39)   $     (1.09)   $    (0.31)    $    (0.61)
                                             ===========    ===========    ==========     ==========
Weighted average common shares -- Basic
  and Diluted.............................    10,056,690     10,056,690     6,968,712      6,783,078
                                             ===========    ===========    ==========     ==========

 3. ACQUISITION:

     On July 31, 1997, the Company acquired all of the outstanding shares of capital stock and certain indebtedness of EFJ for $436 in cash and 832,465 shares of common stock, with an approximate market value of $10,000. The acquisition was accounted for by the purchase method of accounting. Purchased in-process research and development costs of $9,828 were written off as the technological feasibility of such in-process technology had not yet been established and the technology had no alternative future use. Intangibles recorded as part of the purchase include goodwill of $10,880, core technology of $891, work force of $1,374, customer base of $1,561, and trade names of $3,299. The intangible assets are being amortized over 5 to 15 years (see Note 12 for discussion of restructuring reserve recorded in conjunction with the acquisition and see Note 2 for discussion of proper allocation of opening balance sheet for
EFJ).

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

 3. ACQUISITION: (CONTINUED)
     The operating results of EFJ are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma financial information assumes the acquisition occurred at the beginning of 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1996, or of the results which may occur in the future.

                                                                 1997           1996
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Total revenues..............................................    $70,959       $ 89,585
Net loss....................................................    $(9,949)      $(32,077)
Loss per share -- Basic and Diluted.........................    $ (0.94)      $  (4.21)

 4. BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS:

     Amounts included in the consolidated financial statements that relate to billings on uncompleted contracts in excess of incurred costs as of December 31, 1997 were as follows:

Costs on uncompleted contracts..............................  $31,814
Profits in uncompleted contracts............................   13,547
                                                              -------
                                                               45,361
Less billings...............................................   51,115
                                                              -------
                                                              $(5,754)
                                                              =======
Included in the consolidated balance sheet:
  Cost in excess of billings on uncompleted contracts.......  $   942
  Billings in excess of cost on uncompleted contracts.......   (6,696)
                                                              -------
                                                              $(5,754)
                                                              =======

     Cost in excess of billings on uncompleted contracts includes direct costs of manufacturing, installation, project management, engineering, and allocable manufacturing overhead costs and accrued profits in excess of amounts billed. Billings in excess of costs on uncompleted contracts includes amounts billed and accrued anticipated losses on open contracts in excess of costs and accrued profits.

 5. INVENTORY:

     The following is a summary of inventory at December 31, 1997 and 1996, net of reserves for obsolescence of $4,114 and $41, respectively

                                                             1997       1996
                                                            -------    ------
Raw materials and supplies................................  $ 7,523    $1,373
Work in process...........................................    1,977       715
Finished goods............................................    8,863       765
                                                            -------    ------
                                                            $18,363    $2,853
                                                            =======    ======

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

 6. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following at December 31, 1997 and 1996:

                                                             1997       1996
                                                            -------    ------
Land and land improvements..............................    $   262    $  150
Buildings and improvements..............................      4,860     1,302
Equipment...............................................      8,152     3,380
Leased equipment........................................        136        74
Furniture and fixtures..................................      1,255       397
Construction in progress................................        178       797
                                                            -------    ------
                                                             14,843     6,100
  Less accumulated depreciation and amortization........      3,582     1,775
                                                            -------    ------
                                                            $11,261    $4,325
                                                            =======    ======

 7. INTANGIBLE ASSETS:

     Intangible assets consist of the following at December 31, 1997 and 1996:

                                                             1997       1996
                                                            -------    ------
Goodwill..................................................  $10,880    $  290
Proprietary technology and licensing agreements...........    3,763     3,756
Acquired work force, customer base, trade name............    6,234       117
Non-compete agreements....................................       --     1,700
Other.....................................................    1,038        43
                                                            -------    ------
                                                             21,915     5,906
  Less accumulated amortization...........................    3,886     5,484
                                                            -------    ------
                                                            $18,029    $  422
                                                            =======    ======

 8. REVOLVING LINES OF CREDIT:

     The Company has several lines of credit with regional banks. One is a working capital revolving line of credit not to exceed $3,000 calculated using a specified borrowing base of eligible inventories and accounts receivable. This line of credit was due as of June 30, 1998 and was not renewed. Interest for the line of credit is payable monthly at a regional bank's national money market rate. At December 31, 1997, the Company opened up a secured line of credit not to exceed $10,000 with another regional bank. Interest is at a variable rate, 1.00% under the highest prime rate published in the Wall Street Journal. This line of credit is due on December 30, 1998. The working capital lines are collateralized by substantially all the Company's assets and the capital line is collateralized by certain fixed assets. EFJ had a working capital and term loan of approximately $13,200 when it was acquired on July 31, 1997. This loan was paid off in October 1997 with a portion of the proceeds from the Company's secondary stock offering.

     At December 31, 1997, the Company had no amounts outstanding on these lines of credit. The weighted average interest rate was 8.5% during 1997 and 8.3% during 1996. Average borrowings under the Company's lines of credit and the weighted average interest rate during 1997 were $761 and 8.5% and during 1996 were $256 and 8.3%. The total available credit as of December 31, 1997 was $13,000 under the above lines.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

 9. LONG-TERM DEBT:

     Long-term debt at December 31, 1997 and 1996 consists of the following

                                                               1997      1996
                                                              ------    ------
Term note payable to bank due in monthly installments of $18 including interest at 7.75% based on a specified rate of a regional bank. The note was collateralized by
  substantially all the assets of the Company in addition to
  the personal guarantees of certain stockholders...........  $   --    $  251
Term note payable to bank due in monthly installments of $14 including interest at 8% based on a specified rate of a
  regional bank. The note was collateralized by essentially
  all the assets of the Company in addition to personal
  guarantees of certain stockholders........................      --       376
Installment note for equipment purchase payable to bank due
  in monthly installments of $10 including daily adjusted
  interest at a specified rate above the prime rate. The
  note was collateralized by specific equipment and
  inventory. The note was guaranteed by a stockholder.......      --       359
Industrial development revenue bonds (IDR) payable to bank
  with interest payments due March 1 and September 1 and
  annual principal payments of $140 beginning March 1, 1998
  at variable interest rates with principal due on March 1,
  2017. This note is collateralized by a deed of trust......   2,850       850
Construction note payable to bank, due in August 1997,
  including interest at 8.75%...............................      --       585
Capital lease obligation, due in monthly principal and
  interest installments of $32 through July 31, 2002,
  effective interest rate of 9.1% per annum, secured by land
  and building..............................................   2,400        --
Other capital lease obligations.............................      53        15
                                                              ------    ------
                                                               5,303     2,436
Less current portion........................................   2,545       596
                                                              ------    ------
                                                              $2,758    $1,840
                                                              ======    ======

     The agreements of the term notes payable and the revolving lines of credit discussed in Note 8 require, among other things, that the Company maintain certain levels of working capital, net worth and debt-to-equity ratios and limit capital expenditures, investments, other indebtedness, distributions, mergers and acquisitions. At December 31, 1997, the Company was in compliance with these debt covenants or had obtained the appropriate waivers. The IDR bonds require the Company to maintain at all times a letter of credit in an amount at least equal to 103% of the aggregate principal amount of bonds then outstanding plus a specified portion of interest payable.

     Future minimum long-term debt payments for the next five years are $140 per annum on the IDR bonds.

     The term and installment notes payable were retired using a portion of the net proceeds from the initial public offering.

10. LEASE OBLIGATIONS:

     The Company leases certain buildings and improvements under an arrangement which is accounted for as a capital lease. The lease requires monthly installments of $52, including an effective average annual interest rate of 7.8% through July 31, 2002. In January 1998, the Company exercised an option to buy the building and

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

10. LEASE OBLIGATIONS: (CONTINUED)
improvements under this capital lease. Accordingly, the balance of $2,400 under this capital lease has been classified as current.

     The Company also leases various equipment, automobiles and buildings under operating leases. Rent expense for the year ended December 31, 1997 was $520 and was immaterial in 1996 and 1995. Future minimum rental payments under noncancelable operating lease agreements are as follows:

                  YEAR ENDING DECEMBER 31
                  -----------------------
1998........................................................  $  610
1999........................................................     432
2000........................................................     310
2001........................................................     274
2002........................................................       4
Thereafter..................................................       8
                                                              ------
          Total minimum lease payments......................  $1,638
                                                              ======

11. INCOME TAXES:

     The components of the benefit for income taxes for the period ending December 31, 1997 and 1996 are as follows:

                                                            1997      1996
                                                            -----    -------
Current:
  Federal.................................................  $ 163    $    21
  State...................................................     19         --
                                                            -----    -------
                                                              182         21
                                                            -----    -------
Deferred:
  Federal.................................................   (637)    (2,207)
  State...................................................    (69)        --
                                                            -----    -------
                                                             (706)    (2,207)
                                                            -----    -------
                                                            $(524)   $(2,186)
                                                            =====    =======

     The Company's effective tax rate on pretax loss differs from U.S. federal statutory tax rate as follows:

                                                        1997                1996
                                                   ---------------     ---------------
U.S. federal tax at statutory tax rate...........  $(3,901)  (34.0)%   $(2,143)  (34.0)%
Income taxable directly to partners of the
  Predecessor....................................       --      --           4      --
In-process research and development costs........    3,341    29.1          --      --
Benefit of foreign sales corporation.............      (61)   (0.5)        (53)   (0.7)
State taxes, net of federal benefit..............      (33)   (0.3)         --      --
Non deductible amortization......................       49     0.4          --      --
Other............................................       81     0.7           6      --
                                                   -------   -----     -------   -----
                                                   $  (524)   (4.6)%   $(2,186)  (34.7)%
                                                   =======   =====     =======   =====

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

11. INCOME TAXES: (CONTINUED)
     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 1997 and 1996 relate to the following. The 1997 amounts include deferred tax assets resulting from the EFJ acquisition on July 31, 1997:

                                                              1997      1996
                                                             ------    ------
Deferred tax assets:
  Special compensation expense.............................  $1,403    $1,822
  Allowance for bad debts..................................     993        58
  Net operating loss carryforwards.........................   5,549       376
  Difference between tax and book amortization.............   1,547        --
  Difference between tax and book liability accruals.......   1,939        55
                                                             ------    ------
  Gross deferred tax assets................................  11,431     2,311
  Less valuation allowance.................................   3,000        --
                                                             ------    ------
                                                              8,431     2,311
                                                             ------    ------
Deferred tax liabilities:
  Difference between tax and book depreciation.............     404        99
                                                             ------    ------
Net deferred asset.........................................  $8,027    $2,212
                                                             ======    ======

     There was no valuation allowance for deferred tax assets as of January 1, 1997, 1996 and 1995. A valuation allowance of $3,000 was established at the time of the purchase of EFJ. Any subsequently recognized tax benefits relating to the valuation allowance as of December 31, 1997 will be allocated to goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. Taxable losses for the year ended December 31, 1997 and the six months ended December 31, 1996 were approximately ($7,800) and ($1,300), respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of existing valuation allowances at December 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     Net operating loss carryforwards, which originated in 1997 and 1996, will begin to expire in 2011. The Company has approximately $8,600 in Federal and state net operating loss carryforwards attributable to EFJ which expire in 2012. Tax regulations limit the amount that may be utilized on annual basis to approximately $588.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

12. ACCRUED EXPENSES:

     Accrued expenses consist of the following:

                                                               1997     1996
                                                              ------    ----
Payroll, bonuses and employee benefits......................  $1,534    $329
Warranty reserve............................................     806      73
Commissions.................................................     789     101
Special compensation expense................................      --     210
Restructuring reserve.......................................   2,581      --
Other expenses..............................................   1,613     233
                                                              ------    ----
                                                              $7,323    $946
                                                              ======    ====

     In connection with the acquisition of EFJ, a portion of the purchase price was allocated to a restructuring reserve to cover costs associated with the purchase such as severance and relocation costs. A reserve of $4,961 was recorded, and as of December 31, 1997, $2,380 has been expended. The EFJ workforce was reduced by 105 employees across all lines of the organization.

13. COMMITMENTS AND CONTINGENCIES:

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

     Although the complaints described above do not allege the amount of damages and other relief that the plaintiffs are seeking, the Company believes the amount of damages ultimately sought by the plaintiffs will be significant. In light of the Company's restatement of financial information contained in its various registration statements and prospectuses, the Company believes that there may be an unfavorable outcome for at least some of the claims asserted in the lawsuits or which may be asserted in the future against the Company. The Company believes that the stockholder class actions are more likely to settle than proceed to trial, judgment and appeal. Given the circumstances of these cases, the terms of a settlement would be structured in a manner to avoid causing the Company to seek protection under the federal bankruptcy reorganization laws. In any circumstances where the Company could not structure a settlement of all claims within its financial resources,

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

13. COMMITMENTS AND CONTINGENCIES: (CONTINUED) it would vigorously defend any attempt to establish the amount of liability or to require payment beyond its resources. Many factors will ultimately affect and determine the results of the litigation however, and the Company can provide no assurances that the outcome will not have a significant adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

     As a result of the EFJ acquisition, the Company has an agreement with a vendor to purchase certain annual dollar volume of products. In the event the Company fails to purchase the minimum volume, it must pay a penalty equal to 35% of the shortfall. In 1997, the Company paid $396 as a result of this take or pay contract. Future minimum purchase quantities are as follows: 1998 -- $2,500; 1999 -- $2,500; 2000 -- $391. The Company does not anticipate meeting its future minimum purchase commitments. This shortfall was anticipated and accrued as a liability in the allocation of the purchase price for EFJ.

     The Company is in the process of converting its manufacturing and financial information system to that currently being utilized by its acquired subsidiary, EFJ. Once converted, the Company will then upgrade to a

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

13. COMMITMENTS AND CONTINGENCIES: (CONTINUED) newer version of the same information system or will purchase a separate information system that will be Year 2000 compliant. The conversion to a Year 2000 compliant system is anticipated to be completed by mid-year 1999 with the cost estimated to be from $750 to $1,500. These expenditures were planned and budgeted for in an effort to upgrade the quality of the Company's manufacturing and financial information system and not as a direct remediation of any Year 2000 issue, although that will be a valuable by-product of the upgrade. There are other computerized systems involved in manufacturing and engineering systems. A preliminary assessment has been made as to what effect, if any, the Year 2000 issue will have on these systems and whether or not there will be a material effect on future financial results. As of December 31, 1997, no conclusions have been drawn. Furthermore, the Company has not yet initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue.

     The Company has entered into contracts for the completion of a new addition to its Lincoln, Nebraska headquarters facility. Total dollar amount of the contracts is approximately $2,250 with the total project cost estimated at approximately $3,000.

14. OPTION PLANS:

     In January 1992, the Board of Directors approved a 1992 Partnership Interest Option Plan which provided for the granting of up to 1,297,525 units of non-qualified interest options to certain officers and key employees. Under the Plan, the exercise price for the options was the fair market value at the date of grant as determined by the Board of Directors. The term of each option granted will in no event exceed 10 years from the date of grant. Effective June 30, 1996, the unit options were converted to stock options on a one to one ratio. No options were exercisable under the Plan provisions until the Board of Directors approved granting of all reserved options and full vesting of the 716,916 stock options then outstanding on September 30, 1996. The vesting resulted in a special compensation charge of $5,358 in the quarter ended September 30, 1996.

     Effective as of September 6, 1996, the Company established the 1996 Stock Incentive Plan (the "Plan"). Any employee, including any director of the Company, and any non-employee director or independent contractor of the Company is eligible to be considered for the issuance of shares of common stock, $0.01 par value per share, of the Company or of any other class of security or right of the Company which is convertible into common stock. The aggregate number of shares issued under the Plan shall not exceed 1,200,000. The aforementioned 716,916 options have been issued under the Plan, all of which are vested and compensation recognized. The Plan provides that unless otherwise provided by the Plan committee any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year. In January 1997, the Company granted stock options for an additional 325,000 shares, with an exercise price equal to the price per share in the initial public offering.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

14. OPTION PLANS: (CONTINUED)
     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma loss per share would have been as follows:

                                                                1997       1996
                                                              --------    -------
Pro forma net loss -- as reported...........................  $(10,949)   $(4,114)
Pro forma net loss -- as adjusted under SFAS No. 123........   (11,149)    (4,114)
Pro forma net loss per share -- as reported:
  Basic and Diluted.........................................     (1.09)      (.61)
Pro forma net loss per share -- as adjusted under SFAS No.
  123:
  Basic and Diluted.........................................     (1.11)      (.61)

     Fair value of the options was not determinable prior to September 30, 1996 when the Board of Directors approved full vesting of the outstanding options. No options were granted subsequent to September 30, 1996, during the year ended December 31, 1996. The weighted average fair value at date of grant for options granted during 1997 was $7.92.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

                                                                1997        1996
                                                              --------    --------
Expected option life........................................  10 years    10 years
Expected annual volatility..................................    68%         N/A
Risk-free interest rate.....................................   6.62%       6.50%
Dividend yield..............................................     0%          0%

     The status of stock options under the Plan are summarized as follows:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                         NUMBER OF   PRICE PER     OPTIONS
                                                          SHARES       SHARE     EXERCISABLE
                                                         ---------   ---------   -----------
Balance at December 31, 1994...........................  1,140,905    $  .96            --
  Granted..............................................    137,617      3.05
  Exercised............................................         --        --
  Forfeited............................................   (813,903)     1.22
                                                         ---------    ------
Balance at December 31, 1995...........................    464,619      1.13            --
  Granted..............................................    252,297      3.05            --
  Exercised............................................         --        --
  Forfeited............................................         --        --
                                                         ---------    ------
Balance at December 31, 1996...........................    716,916      1.81       716,916
  Granted..............................................    459,600     10.29
  Exercised............................................   (146,600)     1.57
  Forfeited............................................   (146,383)    10.01
                                                         ---------    ------
Balance at December 31, 1997...........................    883,533    $ 4.90       553,933
                                                         =========    ======

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

14. OPTION PLANS: (CONTINUED)

                                   WEIGHTED
                     NUMBER         AVERAGE     WEIGHTED        NUMBER         EXERCISABLE
                 OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT      WEIGHTED
                  DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,        AVERAGE
EXERCISE PRICE        1997           LIFE         PRICE          1997        EXERCISE PRICE
--------------   --------------   -----------   ---------   --------------   ---------------
   $  0.760         294,257           7.67      $  0.7600      294,257           $ 0.760
      3.050         259,676           8.15         3.0500      259,676             3.050
      8.000         259,000           9.06         8.0000           --                --
    311.375          30,000           9.58        11.3750           --                --
     21.688          30,000           9.79        21.6880           --                --
     23.500          10,000           9.88        23.5000           --                --
     24.875             600          10.00        24.8750           --                --
---------------     -------          -----      ---------      -------           -------
$0.76 -- $24.875    883,533           8.14      $  4.9002      553,933           $1.8335
===============     =======          =====      =========      =======           =======

15. BENEFIT PLANS:

     The Company has a profit sharing plan which covers substantially all employees. Contribution levels are determined by the Board of Directors annually. Profit sharing expense approximated $100, $60 and $27 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company also has a 401(k) plan which covers substantially all employees. Participants may contribute up to 10% of their annual compensation and the Company makes matching contributions of 25% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Company contributions approximated $111, $16 and $13 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company does not currently provide post-retirement healthcare benefits.

16. CONCENTRATIONS:

     Sales to major customers were as follows:

                                                              1997      1996     1995
                                                             ------    ------    ----
Individual customers representing 10% or more of
  consolidated sales in each year:
  Ministry of Interior -- Egypt............................  $   --    $   --    $849
  Motorola, Inc............................................  $   --    $2,180    $ --
  Modern Scientific and Electronic Corporation.............  $4,374    $   --    $ --

     In addition, a substantial portion of the Company's revenue is from customers in the governmental sector, both domestic and foreign. The Company's policy does not require significant collateral or other security to support such receivables.

     In addition to being a major customer, Motorola is also a key manufacturer of electronic components used by the Company. Purchases by the Company from Motorola totaled approximately $3,862, $1,878, and $726 in 1997, 1996, and 1995, respectively.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents, accounts receivable, receivable-other, cost in excess of billings on uncompleted contracts, prepaid expenses, bank overdraft, accounts payable, billings in excess of

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED) cost on uncompleted contracts, income taxes payable, accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt and the revolving line of credit approximate fair value as calculated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

18. STOCK OFFERINGS:

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

     On October 15, 1997, the Company completed a secondary public offering of 3,175,000 shares of common stock at a price of $21.00 per share. Of the 3,175,000 shares offered, 2,684,481 shares were sold by the Company and 490,519 were sold by certain of the Company's stockholders. The Company's net proceeds from the offering, after underwriting commissions and expenses, were approximately $52,939.

     A portion of the Company's net proceeds from the offering was used to retire the revolving credit facility and term facility of EFJ. The remaining net proceeds have been and will be used to finance expansion and modernization of the Company's manufacturing and administrative facilities, and for working capital and general corporate purposes.

19. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid by the Company during the years ended December 31, 1997, 1996 and 1995 amounted to $618, $163 and $190, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1997 and 1996 were $642 and $294, respectively.

     During 1996, the Company made non-cash additions to property, plant and equipment and deferred initial public offering costs of $174 and $184, respectively.

     In conjunction with the acquisition during the year ended December 31, 1997 (see Note 3) assets acquired, liabilities assumed and common stock issued were as follows:

Fair value of assets acquired...............................  $ 30,574
Excess of cost over net tangible assets acquired............    27,833
Liabilities assumed.........................................   (48,115)
Common stock issued.........................................   (10,000)
                                                              --------
          Cash paid, net of cash received...................  $    292
                                                              ========

20. SUBSEQUENT EVENTS:

     On March 27, 1998, the Company issued a press release announcing that it would not file its 1997 Annual Report on Form 10-K with the SEC on March 31, 1998 because the audit of its 1997 financial statements was not yet completed. The Company also announced that (i) certain accounting principles relating primarily to revenue recognition were not yet resolved by the Company's independent accountants, (ii) the accountants

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

20. SUBSEQUENT EVENTS: (CONTINUED)
and Company management were undertaking a review of the Company's accounting policies and (iii) adjustments would be made to the Company's previously announced financial results.

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

     On July 8, 1998, the Company's primary bank lender, US Bank National Association, agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agreed to amend the credit facility by reducing the Company's required tangible net worth amount to $55 million from $70 million.

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

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

20. SUBSEQUENT EVENTS: (CONTINUED)
     The complaints generally allege claims under Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The complaints seek unspecified compensatory damages, punitive damages, attorneys' fees and costs. The plaintiffs in the Federal actions have stipulated to the consolidation of the Federal actions and the appointment of a lead plaintiff(s).

21. RESTATEMENT OF CONSOLIDATED UNAUDITED QUARTERLY FINANCIAL DATA:

     On February 6, 1998, the Company issued a press release announcing its consolidated financial results for 1997. Subsequently, it was determined to be necessary to restate its previously released results for the three-months and year ended December 31, 1997, the Company's financial statements as of and for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December 31 during 1997 and 1996.

     The restatements relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event; (ii) revenue recognition for certain sales where a formal written agreement was not received; (iii) revenue recognized on sales of certain products which were subsequently returned to the Company; (iv) application of the percentage of completion method on system contract sales at EFJ in the third and fourth quarters of 1997, and (v) the allocation of the purchase price of the EFJ acquisition at July 31, 1997. As a result, the financial statements of the Company have been restated from amounts previously reported.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

21. RESTATEMENT OF CONSOLIDATED UNAUDITED QUARTERLY FINANCIAL DATA: (CONTINUED) The summary of the significant quarterly changes for the years ended
December 31, 1997 and 1996 is as follows:

                                                       MARCH 31, 1997                 JUNE 30, 1997
                                                 ---------------------------   ---------------------------
                                                 AS PREVIOUSLY                 AS PREVIOUSLY
                                                   REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                                 -------------   -----------   -------------   -----------
Revenues.......................................   $    4,728     $    3,512     $    5,550     $    2,915
Cost of sales..................................        1,632          1,272          2,233          2,289
                                                  ----------     ----------     ----------     ----------
          Gross profit.........................        3,096          2,240          3,317            626
                                                  ----------     ----------     ----------     ----------
Operating expenses:
  Research and development.....................          633            633            683            683
  Sales and marketing..........................        1,086            942            879            731
  General and administrative...................          478            572            559            651
                                                  ----------     ----------     ----------     ----------
          Total operating expenses.............        2,197          2,147          2,121          2,065
                                                  ----------     ----------     ----------     ----------
          Income (loss) from operations........          899             93          1,196         (1,439)
Interest income................................          125            125            192            192
Interest expense...............................          (49)           (49)           (33)           (33)
                                                  ----------     ----------     ----------     ----------
          Income (loss) before income taxes....          975            169          1,355         (1,280)
Provision (benefit) for income taxes...........          292             27            380           (490)
                                                  ----------     ----------     ----------     ----------
          Net income (loss)....................   $      683     $      142     $      975     $     (790)
                                                  ==========     ==========     ==========     ==========
Pro forma information:
Income (loss) before pro forma income taxes....   $      975     $      169     $    1,355     $   (1,280)
Pro forma provision (benefit) for income
  taxes........................................          292             27            380           (490)
                                                  ----------     ----------     ----------     ----------
Pro forma net income (loss)....................   $      683     $      142     $      975     $     (790)
                                                  ==========     ==========     ==========     ==========
Pro forma net income (loss) per share
  -- Basic.....................................   $     0.08     $     0.02     $     0.10     $    (0.09)
                                                  ==========     ==========     ==========     ==========
  -- Diluted...................................   $     0.07     $     0.02     $     0.10     $    (0.09)
                                                  ==========     ==========     ==========     ==========
Weighted average common shares
  -- Basic.....................................    8,699,744      8,699,745      9,876,806      9,283,078
                                                  ==========     ==========     ==========     ==========
  -- Diluted...................................    9,177,989      9,281,849      9,876,806      9,283,078
                                                  ==========     ==========     ==========     ==========

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

21. RESTATEMENT OF CONSOLIDATED UNAUDITED QUARTERLY FINANCIAL DATA: (CONTINUED)

                                                   SEPTEMBER 30, 1997             DECEMBER 31, 1997
                                               ---------------------------   ---------------------------
                                               AS PREVIOUSLY                 AS PREVIOUSLY
                                                 REPORTED      AS RESTATED     RELEASED      AS RESTATED
                                               -------------   -----------   -------------   -----------
Revenues.....................................   $   17,555     $   13,428     $    23,929    $    20,568
Cost of sales................................        9,623          9,561          13,731         12,984
                                                ----------     ----------     -----------    -----------
          Gross profit.......................        7,932          3,867          10,198          7,584
                                                ----------     ----------     -----------    -----------
Operating expenses:
  Research and development...................        1,298          1,298           1,855          1,855
  In-process research and development........        9,828          9,828              --             --
  Sales and marketing........................        2,721          2,361           3,447          2,997
  General and administrative.................        1,229          1,647           1,115          1,841
                                                ----------     ----------     -----------    -----------
          Total operating expenses...........       15,076         15,134           6,417          6,693
                                                ----------     ----------     -----------    -----------
          Income (loss) from operations......       (7,144)       (11,267)          3,781            891
Other income.................................           --             --              35             18
Interest income..............................          119            119             405            438
Interest expense.............................         (346)          (346)           (182)          (215)
                                                ----------     ----------     -----------    -----------
          Income (loss) before income
            taxes............................       (7,371)       (11,494)          4,039          1,132
Provision (benefit) for income taxes.........          893           (468)          1,360            407
                                                ----------     ----------     -----------    -----------
          Net income (loss)..................   $   (8,264)    $  (11,026)    $     2,679    $       725
                                                ==========     ==========     ===========    ===========
Pro forma information:
Income (loss) before pro forma income
  taxes......................................   $   (7,371)    $  (11,494)    $     4,039    $     1,132
Pro forma provision (benefit) for income
  taxes......................................          893           (468)          1,360            407
                                                ----------     ----------     -----------    -----------
Pro forma net income (loss)..................   $   (8,264)    $  (11,026)    $     2,679    $       725
                                                ==========     ==========     ===========    ===========
Pro forma net income (loss) per share
  -- Basic...................................   $    (0.84)    $    (1.12)    $      0.21    $      0.06
                                                ==========     ==========     ===========    ===========
  -- Diluted.................................   $    (0.84)    $    (1.12)    $      0.21    $      0.06
                                                ==========     ==========     ===========    ===========
Weighted average common shares
  -- Basic...................................    9,844,087      9,844,087      12,849,322     12,361,944
                                                ==========     ==========     ===========    ===========
  -- Diluted.................................    9,844,087      9,844,087      12,849,322     13,103,404
                                                ==========     ==========     ===========    ===========

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

21. RESTATEMENT OF CONSOLIDATED UNAUDITED QUARTERLY FINANCIAL DATA: (CONTINUED)

                                                       MARCH 31, 1996                 JUNE 30, 1996
                                                 ---------------------------   ---------------------------
                                                 AS PREVIOUSLY                 AS PREVIOUSLY
                                                   REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                                 -------------   -----------   -------------   -----------
Revenues.......................................   $    2,580     $    2,442     $    3,148     $    2,577
Cost of sales..................................          911            880            939            903
                                                  ----------     ----------     ----------     ----------
          Gross profit.........................        1,669          1,562          2,209          1,674
                                                  ----------     ----------     ----------     ----------
Operating expenses:
  Research and development.....................          436            436            649            649
  Sales and marketing..........................          431            469            404            404
  General and administrative...................          626            626            615            615
                                                  ----------     ----------     ----------     ----------
          Total operating expenses.............        1,493          1,531          1,668          1,668
                                                  ----------     ----------     ----------     ----------
          Income (loss) from operations........          176             31            541              6
Interest income................................           --             --             --             --
Interest expense...............................          (18)           (19)           (32)           (31)
                                                  ----------     ----------     ----------     ----------
          Income (loss) before income taxes....          158             12            509            (25)
Provision (benefit) for income taxes...........           --             --             --             --
                                                  ----------     ----------     ----------     ----------
          Net income (loss)....................   $      158     $       12     $      509     $      (25)
                                                  ==========     ==========     ==========     ==========
Pro forma information:
Income (loss) before pro forma income taxes....   $      158     $       12     $      509     $      (25)
Pro forma provision (benefit) for income
  taxes........................................           38              5             97             (9)
                                                  ----------     ----------     ----------     ----------
Pro forma net income (loss)....................   $      120     $        7     $      412     $      (16)
                                                  ==========     ==========     ==========     ==========
Pro forma net income per share
  -- Basic.....................................   $     0.02     $     0.00     $     0.06     $    (0.00)
                                                  ==========     ==========     ==========     ==========
  -- Diluted...................................   $     0.02     $     0.00     $     0.06     $    (0.00)
                                                  ==========     ==========     ==========     ==========
Weighted average common shares
  -- Basic.....................................    6,783,078      6,783,078      6,968,712      6,783,078
                                                  ==========     ==========     ==========     ==========
  -- Diluted...................................    6,968,712      7,325,492      6,968,712      6,783,078
                                                  ==========     ==========     ==========     ==========

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

21. RESTATEMENT OF CONSOLIDATED UNAUDITED QUARTERLY FINANCIAL DATA: (CONTINUED)

                                                     SEPTEMBER 30, 1996             DECEMBER 31, 1996
                                                 ---------------------------   ---------------------------
                                                 AS PREVIOUSLY                 AS PREVIOUSLY
                                                   REPORTED      AS RESTATED     RELEASED      AS RESTATED
                                                 -------------   -----------   -------------   -----------
Revenues.......................................   $    3,547     $    2,617     $    4,500     $    2,983
Cost of sales..................................        1,036            998          1,979          1,493
                                                  ----------     ----------     ----------     ----------
          Gross profit.........................        2,511          1,619          2,521          1,490
                                                  ----------     ----------     ----------     ----------
Operating expenses:
  Research and development.....................          602            602            547            547
  Sales and marketing..........................          671            681            597            633
  General and administrative...................          630            695            543            593
  Special compensation expense.................        5,568          5,568             --             --
                                                  ----------     ----------     ----------     ----------
          Total operating expenses.............        7,471          7,546          1,687          1,773
                                                  ----------     ----------     ----------     ----------
          Income (loss) from operations........       (4,960)        (5,927)           834           (283)
Interest income................................            6              6             25             25
Interest expense...............................          (35)           (35)           (77)           (77)
                                                  ----------     ----------     ----------     ----------
          Income (loss) before income taxes....       (4,989)        (5,956)           782           (335)
Provision (benefit) for income taxes...........       (1,759)        (2,051)           230           (135)
                                                  ----------     ----------     ----------     ----------
          Net income (loss)....................   $   (3,230)    $   (3,905)    $      552     $     (200)
                                                  ==========     ==========     ==========     ==========
Pro forma information:
Income (loss) before pro forma income taxes....   $   (4,989)    $   (5,956)    $      782     $     (335)
Pro forma provision (benefit) for income
  taxes........................................       (1,759)        (2,051)           230           (135)
                                                  ----------     ----------     ----------     ----------
Pro forma net income (loss)....................   $   (3,230)    $   (3,905)    $      552     $     (200)
                                                  ==========     ==========     ==========     ==========
Pro forma net income (loss) per share -- Basic
  and Diluted..................................   $    (0.46)    $    (0.58)    $     0.08     $    (0.03)
                                                  ==========     ==========     ==========     ==========
Weighted average common shares -- Basic and
  Diluted......................................    6,968,712      6,783,078      6,968,712      6,783,078
                                                  ==========     ==========     ==========     ==========

     In third quarter of 1997, the Company recorded a charge to "In-process research and development costs" of $9,828 in connection with the acquisition of E.F. Johnson, Inc.

     In the third quarter of 1996, the Company recorded a charge to "Special compensation expense" of $5,568 in connection with the vesting of stock options and accrual of a special compensation expense.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Transcrypt International, Inc.:

     The audits referred to in our report dated June 26, 1998, included the related financial statement schedule as of December 31, 1997, and for each of the years in the three-year period ended December 31, 1997, included in Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ KMPG PEAT MARWICK LLP

Omaha, Nebraska
June 26, 1998

         SCHEDULE III -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                        BALANCE AT    CHARGED TO     CHARGED                   BALANCE AT
                                        BEGINNING      EXPENSES      TO OTHER    DEDUCTIONS       END
                                        OF PERIOD    (PROVISIONS)    ACCOUNTS    (WRITEOFFS)   OF PERIOD
                                        ----------   ------------   ----------   -----------   ----------
Allowance for Bad Debts for the:
  Year Ended December 31, 1995........   $188,014     $   94,285    $       --   $  100,640    $  181,659
  Year Ended December 31, 1996........   $181,659     $  288,596    $       --   $   40,004    $  430,251
  Year Ended December 31, 1997........   $430,251     $  109,321    $1,996,972   $  513,099    $2,023,445
Inventory Obsolescence Reserve for
  the:
  Year Ended December 31, 1995........   $ 33,562     $   61,495    $       --   $   13,016    $   82,041
  Year Ended December 31, 1996........   $ 82,041     $  127,650    $       --   $  170,842    $   38,849
  Year Ended December 31, 1997........   $ 38,849     $2,636,107    $5,187,000   $3,747,526    $4,114,430

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
 3.1       Second Amended and Restated Certificate of Incorporation of
           the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by
           reference to Exhibit 3.1 to the Company's Registration
           Statement on Form S-1, No. 333-14351, declared effective on
           January 22, 1997 (hereinafter the "January 1997 Registration
           Statement")).
 3.2       Amended and Restated Bylaws of the Company (incorporated
           herein by reference to Exhibit 3.2 to the January 1997
           Registration Statement).
 4.1       Form of Common Stock certificate (incorporated herein by
           reference to Exhibit 4.1 to the January 1997 Registration
           Statement).
 4.2       Registration Rights Agreement, dated as of July 31, 1997, by and among NorAm Energy Corp., Intek Diversified Corporation and the Company (incorporated herein by reference to Exhibit
           4.1 to the Company's Current Report on Form 8-K, File No.
           0-21681, filed with the SEC on August 14, 1997).
10.1       RESERVED
10.1.1     Employment Agreement between the Company and John T. Connor dated as of July 31, 1997 (incorporated herein by reference to Exhibit 10.1.1 to the Company's Registration Statement on
           Form S-1, No. 333-35469, declared effective October 15, 1997
           (hereinafter the "October 1997 Registration Statement")).
10.2       RESERVED
10.2.1     Employment Agreement between the Company and Jeffery L.
           Fuller dated as of July 31, 1997 (incorporated herein by
           reference to Exhibit 10.2.1 to the October 1997 Registration
           Statement).
10.3       Form of Employment Agreement between the Company and C. Eric
           Baumann, Michael P. Wallace and Joel K. Young (incorporated herein by reference to Exhibit 10.3 to the January 1997
           Registration Statement).
10.3.1     Employment Agreement between the Company and Frederick G.
           Hamer dated as of July 29, 1997.
10.4       Transcrypt International, Inc. 1996 Stock Incentive Plan, as
           amended.
10.5       Form of Indemnification Agreement between the Company and
           each executive officer and director of the Company
           (incorporated herein by reference to Exhibit 10.5 to the
           January 1997 Registration Statement).
10.6       License Agreement for APCO 25 Compliant Product between
           Motorola, Inc. and the Company dated as of August 2, 1994
           (incorporated herein by reference to Exhibit 10.6 to the
           January 1997 Registration Statement).
10.7*      Amendment, dated as of June 28, 1996, to License Agreement for APCO Project 25 Compliant Product between Motorola, Inc.
           and the Company dated as of August 2, 1994 (incorporated
           herein by reference to Exhibit 10.7 to the January 1997
           Registration Statement).
10.8       OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to
           Exhibit 10.8 to the January 1997 Registration Statement).
10.9*      Amendment, dated as of July 15, 1996, to OEM Agreement
           between Motorola, Inc. and the Company dated as of August 2,
           1994 (incorporated herein by reference to Exhibit 10.9 to
           the January 1997 Registration Statement).
10.10*     Private Label/Supplier Agreement for Analog Scrambling
           Modules between Motorola, Inc. and the Company dated as of
           August 8, 1995 (incorporated herein by reference to Exhibit
           10.10 to the January 1997 Registration Statement).

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
10.10.1*   Second Amendment, dated March 31, 1997, to Private
           Label/Supplier Agreement for Analog Scrambling Modules
           between Motorola, Inc. and the Company dated as of August 8,
           1995 (incorporated herein by reference to Exhibit 10.10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter
           Ended March 31, 1997, File No. 0-21681 (hereinafter "1Q 1997
           Form 10-Q")).
10.11*     Motorola Cellular Subscriber Products Sales Agreement, dated as of June 13, 1996, by and between Motorola, Inc. and the
           Company (incorporated herein by reference to Exhibit 10.11 to the January 1997 Registration Statement).
10.12      License Agreement for APCO Fed Project 25 Algorithm between
           Digital Voice Systems, Inc. and the Company, dated as of
           August 14, 1995 (incorporated herein by reference to Exhibit
           10.12 to the January 1997 Registration Statement).
10.13      Consigned Inventory Agreement between Arrow/Schweber
           Electronics Group and the Company, dated as of June 22, 1994
           (incorporated herein by reference to Exhibit 10.13 to the
           January 1997 Registration Statement).
10.14-     RESERVED
10.16
10.17      Amended and Restated Loan Agreement, dated as of May 18,
           1994, by and between Norwest Bank Nebraska, N.A., and the
           Company (incorporated herein by reference to Exhibit 10.17 to the January 1997 Registration Statement).
10.18      First Amendment, dated as of June 1, 1995, to Amended and
           Restated Loan Agreement, dated as of May 18, 1994, by and
           between Norwest Bank Nebraska, N.A., and the Company
           (incorporated herein by reference to Exhibit 10.18 to the
           January 1997 Registration Statement).
10.19      Second Amendment, dated as of April 10, 1996, to Amended and
           Restated Loan Agreement, dated as of May 18, 1994, by and
           between Norwest Bank Nebraska, N.A., and the Company
           (incorporated herein by reference to Exhibit 10.19 to the
           January 1997 Registration Statement).
10.20-     RESERVED
10.23
10.24      Form of Adoption Agreement for Nonstandardized 401(k) Profit
           Sharing Plan (incorporated herein by reference to Exhibit
           10.24 to the January 1997 Registration Statement).
10.25      Defined Contribution Master Plan and Trust Agreement of
           Norwest Bank Nebraska, N.A., Master Plan Sponsor
           (incorporated herein by reference to Exhibit 10.25 to the
           January 1997 Registration Statement).
10.26      Third Amendment, dated as of October 22, 1996, to Amended
           and Restated Loan Agreement, dated as of May 18, 1994, by
           and between Norwest Bank Nebraska, N.A., and the Company,
           together with Modification of Note (incorporated herein by reference to Exhibit 10.26 to the January 1997 Registration
           Statement).
10.27      Fourth Amendment, dated as of November 19, 1996, to Amended and Restated Loan Agreement, dated as of May 18, 1994, by
           and between Norwest Bank Nebraska, N.A., and the Company,
           together with Commercial Installment Note, dated November
           19, 1996 (incorporated herein by reference to Exhibit 10.27 to the January 1997 Registration Statement).
10.27.1    Fifth Amendment, dated as of March 1, 1997, to Amended and
           Restated Loan Agreement, dated as of May 18, 1994, by and
           between Norwest Bank Nebraska, N.A., and the Company
           (incorporated herein by reference to Exhibit 10.27.1 to the
           1Q 1997 Form 10-Q).
10.28      Construction Loan, dated November 15, 1996, by and between
           Norwest Bank Nebraska, N.A., and the Company, together with related documents (incorporated herein by reference to
           Exhibit 10.28 to the Company's Annual Report on Form 10-K
           for the Year Ended December 31, 1996, File No. 0-21681
           (hereinafter "1996 Form 10-K")).

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
10.29      Commercial Installment Note, dated January 9, 1997, related to Amended and Restated Loan Agreement, dated as of May 18,
           1994, by and between Norwest Bank Nebraska, N.A., and the
           Company (incorporated herein by reference to Exhibit 10.29 to the 1996 Form 10-K).
10.30      Commercial Installment Note secured by equipment, dated
           December 23, 1996, by and between Norwest Bank Nebraska,
           N.A., and the Company, together with Security Agreement
           (incorporated herein by reference to Exhibit 10.30 to the
           1996 Form 10-K).
10.31      Nebraska Investment Finance Authority $2,850,000 Variable
           Rate Demand Industrial Development Revenue Bond (Transcrypt
           International, Inc. Project), Series 1997, dated as of March
           25, 1997 (incorporated herein by reference to Exhibit 10.31 to the 1Q 1997 Form 10-Q).
10.32      Trust Indenture, dated as of March 1, 1997, for $2,850,000
           Variable Rate Demand Industrial Development Revenue Bond
           (Transcrypt International, Inc. Project), Series 1997,
           between Nebraska Investment Finance Authority as Issuer and
           Norwest Bank Nebraska, N.A. as Trustee (incorporated herein by reference to Exhibit 10.32 to the 1Q 1997 Form 10-Q).
10.33      Loan Agreement, dated as of March 1, 1997, for $2,850,000
           Variable Rate Demand Industrial Development Revenue Bond
           (Transcrypt International, Inc. Project), Series 1997,
           between Nebraska Investment Finance Authority as Issuer and the Company (incorporated herein by reference to Exhibit
           10.33 to the 1Q 1997 Form 10-Q).
10.34-     RESERVED
10.35
10.36      License Agreement, dated as of January 15, 1997, between
           E.F. Johnson Company and Johnson Data Telemetry Corporation
           (incorporated herein by reference to Exhibit 10.36 to the
           October 1997 Registration Statement).
10.37      Loan Agreement, dated as of December 31, 1997, by and
           between U.S. Bank National Association d/b/a First Bank
           N.A., and the Company, together with related documents.
10.38      First Amendment to Loan Agreement dated May 21, 1998 by and between U.S. Bank National Association and the Company,
           together with related documents.
10.39      Severance Agreement and Mutual Release between the Company and Jeffery L. Fuller dated June 2, 1998.
10.40      Severance Agreement and Mutual Release between the Company and Charles E. Baumann dated June 2, 1998.
11.1       Statement re: Computation of Per Share Earnings.
21         Subsidiaries of the Registrant.
23.1       Consent of KPMG Peat Marwick LLP.
27.1       Financial Data Schedule.

---------------
* Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.