Form 10-Q
period 1998-03-31
TRANSCRYPT INTERNATIONAL INC
filed 1998-07-29
CIK 1023516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                                   ----------

                                   Form 10-Q

                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES  [X]        NO [ ]


               As of June 30, 1998, 12,946,624 shares of the Registrant's Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 and DECEMBER 31, 1997
(in thousands, except share and per share data)

                                                                MARCH 31,     DECEMBER 31,
                                                                  1998           1997
                                                               ---------       ---------
                                                              (Unaudited)
             ASSETS
Current assets:
      Cash and cash equivalents                                $  15,594       $  15,384
      Investments                                                 14,150          15,900
      Accounts receivable, net                                    14,986          16,008
      Receivables - other                                            160             785
      Cost in excess of billings on uncompleted contracts          3,144             942
      Inventory                                                   19,699          18,363
      Income tax recoverable                                         322           1,065
      Prepaid expenses                                               821             478
      Deferred tax assets                                          3,528           3,523
                                                               ---------       ---------
             Total current assets                                 72,404          72,448

Property, plant and equipment, net                                11,538          11,261
Deferred tax assets                                                3,775           4,504
Intangible assets, net of accumulated amortization                17,683          18,029
Other assets                                                         785             452
                                                               ---------       ---------
                                                               $ 106,185       $ 106,694
                                                               =========       =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving line of credit                                 $   5,759       $      --
      Current portion of long-term debt                              162           2,545
      Accounts payable                                             7,320           9,305
      Billings in excess of cost on uncompleted contracts          5,723           6,696
      Deferred revenue                                             1,504           1,743
      Accrued expenses                                             5,557           7,323
                                                               ---------       ---------
             Total current liabilities                            26,025          27,612

Long-term debt, net of current portion                             2,595           2,758
Deferred revenue                                                     859             934
                                                               ---------       ---------
                                                                  29,479          31,304
                                                               ---------       ---------

Stockholders' equity:
      Common stock                                                   129             129
      Additional paid-in capital                                  90,315          90,315
      Accumulated deficit                                        (13,738)        (15,054)
                                                               ---------       ---------
                                                                  76,706          75,390
                                                               ---------       ---------
                                                               $ 106,185       $ 106,694
                                                               =========       =========

   See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended MARCH 31, 1998 and 1997 (Unaudited)
(in thousands, except share and per share data)

                                                  THREE MONTHS ENDED
                                                       March 31,
                                            -------------------------------
                                                 1998              1997
                                            ------------       ------------
                                                                (Restated)
Revenues                                    $     21,988       $      3,512
Cost of sales                                     12,910              1,272
                                            ------------       ------------
      Gross profit                                 9,078              2,240
                                            ------------       ------------
Operating expenses
    Research and development                       2,038                633
    Sales and marketing                            3,210                942
    General and administrative                     2,113                572
                                            ------------       ------------
      Total operating expenses                     7,361              2,147
                                            ------------       ------------

      Income from operations                       1,717                 93
Other income                                          16                 --
Interest income                                      394                125
Interest expense                                     (99)               (49)
                                            ------------       ------------
      Income before income taxes                   2,028                169
Income tax expense                                   712                 27
                                            ------------       ------------
           Net income                       $      1,316       $        142
                                            ============       ============
Net income per share           - Basic      $       0.10       $       0.02
                                            ============       ============
                               - Diluted    $       0.10       $       0.02
                                            ============       ============
Weighted average common shares - Basic        12,946,624          8,699,745
                                            ============       ============
                               - Diluted      13,621,149          9,281,849
                                            ============       ============

   See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 1998 and 1997 (Unaudited)
(in thousands, except share and per share data)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                       1998           1997
                                                                     --------       --------
                                                                                   (Restated)
Net cash flow used in operating activities                           $ (4,006)      $ (2,655)
                                                                     --------       --------
Cash flow from investing activities:
  Purchase of fixed assets                                               (747)          (688)
  Sale of investments                                                   1,750             --
                                                                     --------       --------
           Net cash provided by (used in) investing activities          1,003           (688)
                                                                     --------       --------

Cash flow from financing activities:
  Borrowings on revolving lines of credit                               5,759             --
  Issuance of industrial development revenue bonds                         --          2,850
  Payment of industrial development revenue bonds                          --           (850)
  Debt issuance costs of industrial development revenue bonds              --            (76)
  Payment on term loans, lines of credit and capitalized leases        (2,546)        (1,879)
  Bank overdraft                                                           --           (386)
  Proceeds from IPO, net                                                   --         17,710
                                                                     --------       --------
           Net cash provided by financing activities                    3,213         17,369
Net increase in cash                                                      210         14,026
Cash and cash equivalent, beginning of period                          15,384             --
                                                                     --------       --------
Cash and cash equivalent, end of period                              $ 15,594       $ 14,026
                                                                     ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)

1. GENERAL

         The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1997 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

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

         The Company designs and manufactures information security products which prevent unauthorized access to sensitive voice and data communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the land mobile radio ("LMR") and telephony security markets. The Company also manufactures through its subsidiary, E.F. Johnson Company ("EFJ"), wireless communications products and systems mainly for the LMR market. Typical end-users of the Company's products include state, local and foreign governmental agencies, including police and other public safety departments, and industrial and commercial organizations such as taxi fleets and railroads, and construction, oil and gas companies.

         The condensed consolidated financial statements for the three months ended March 31, 1998 and 1997, include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

3. NET INCOME PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires a basic calculation of earnings per share ("EPS"), based upon the weighted average number of common shares outstanding during the period. FAS 128 also requires a diluted EPS calculation that reflects the potential dilution from common stock equivalents such as stock options. All current and prior periods' EPS calculations included herein have been restated under the provisions of FAS 128. Net income per share
- diluted includes incremental shares for outstanding stock options of 674,525 and 582,104 shares for the three months ended March 31, 1998 and 1997, respectively.

4. STOCK OFFERINGS

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

         A portion of the Company's net proceeds from the offerings were used to retire installment notes payable, revolving credit facility and term facility of EFJ. The remaining net proceeds are being used to finance expansion of the Company's administrative facilities, and for working capital and general corporate purposes.

5. INVENTORY

         The following is a summary of inventory at March 31, 1998 and December 31, 1997:


                                                  March 31, 1998     December 31, 1997
                                                  --------------     -----------------
Raw materials and supplies                            $ 9,711            $ 7,523

Work in progress                                        3,158              1,977

Finished goods                                          6,830              8,863
                                                      -------            -------
                                                      $19,699            $18,363
                                                      =======            =======

6. REVOLVING LINES OF CREDIT

         As of March 31, 1998, the Company had a working capital revolving line of credit not to exceed $10.0 million. The Company had borrowed $5.6 million on this line as of March 31, 1998. The Company obtained this line of credit as of December 31, 1997 with U.S. Bank National Association ("U.S. Bank"). The line is collateralized by substantially all of the assets of the Company. Interest is at a variable rate and the due date of the credit line is December 31, 1998. The credit line carries standard restrictive covenants such as limitations on additional borrowings, capital expenditures, acquisitions and maintenance of specified financial ratios. On May 21, 1998 the line of credit was amended to include additional collateral of $10.0 million in time certificates of deposits. As of June 30, 1998, the Company had $9.1 million in outstanding indebtedness under the line of credit with U.S. Bank. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agreed to amend the credit facility by reducing the Company's required tangible net worth amount to $55 million from $70 million.

7. COMMITMENTS AND CONTINGENCIES

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


         The Company has entered into contracts for the completion of a new addition to its Lincoln, Nebraska headquarters facility. Total dollar amount of the contracts is approximately $2.2 million with the total project cost estimated at approximately $3.0 million.

8.  RECENT EVENTS

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

         On July 8, 1998, the Company's primary bank lender, U.S. Bank National Association ("U.S. Bank"), agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agrees to amend the credit facility by reducing the Company's required tangible net worth amount to $55.0 million from $70.0 million.

         On July 15, 1998, the Company filed with the SEC on Form 8-K its audited consolidated financial statements for 1997, 1996 (restated) and 1995 and unaudited consolidated financial results for the first quarter of 1998.

9. RESTATEMENT OF PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

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

         The summary of the significant changes for the three months ended March 31, 1997 is as follows:

                 TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (in thousands, except share and per share data)

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                            March 31, 1997
                                                      --------------------------
                                                      As Previously
                                                        Reported     As Restated
                                                      -------------  -----------

Revenues                                                $    4,728    $    3,512
Cost of sales                                                1,632         1,272
                                                        ----------    ----------
Gross profit                                                 3,096         2,240
Operating expenses
  Research and development                                     633           633
  Sales and marketing                                        1,086           942
  General and administrative                                   478           572
                                                        ----------    ----------
     Total operating expenses                                2,197         2,147
                                                        ----------    ----------
Incoming from operations                                       899            93
Interest income                                                125           125
Interest expense                                               (49)          (49)
                                                        ----------    ----------
Incoming before income taxes                                   975           169
Provision for income taxes                                     292            27
                                                        ----------    ----------
  Net income                                            $      683    $      142
                                                        ==========    ==========

Net income per share - Basic                            $     0.08    $     0.02
                                                        ==========    ==========
                     - Diluted                          $     0.07    $     0.02
                                                        ==========    ==========
Weighted average common shares - Basic                   8,699,744     8,699,745
                                                        ==========    ==========
                               - Diluted                 9,177,989     9,281,849
                                                        ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

                                             THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------
                                               1998                  1997
                                        ----------------------------------------
                                                                  (Restated)
Revenues                                $ 21,988   100.0%     $  3,512    100.0%
Cost of sales                             12,910    58.7%        1,272     36.2%
                                        --------   -------------------    -----
Gross profit                               9,078    41.3%        2,240     63.8%
Operating expenses:
     Research and development              2,038     9.3%          633     18.0%
     Sales and marketing                   3,210    14.6%          942     26.8%
     General and administrative            2,113     9.6%          572     16.3%
                                        --------   -------------------    -----
          Total operating expenses         7,361    33.5%        2,147     61.1%
                                        --------   -------------------    -----
Income from operations                     1,717     7.8%           93      2.6%
Other Income                                  16     0.1%           --      0.0%
Interest income                              394     1.8%          125      3.6%
Interest expense                             (99)   (0.5)%         (49)    (1.4)%
                                        --------   -------------------    -----
Income before income taxes                 2,028     9.2%          169      4.8%
Provision for income taxes                   712     3.2%           27      0.8%
                                        --------   -------------------    -----
          Net income                    $  1,316    6.0%     $    142      4.0%
                                        ========   ===================    =====



         Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under section 27A of the Securities Act of 1933, as amended (the Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the outcome of pending class action litigation involving the Company, the outcome of the pending investigation by the SEC, the effects of the Company's recent restatement of its financial statements and other recent events on the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, and the Company's other business plans for the future. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements and from historical results. For a additional discussion of some of the factors that might cause such a difference, see "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         The restatements relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event, (ii) revenue recognition for certain sales where a formal written agreement was not received, (iii) revenue recognized on sales of certain products which were subsequently returned to the Company, (iv) application of the percentage of completion method on system contract sales at EFJ and (v) the allocation of the purchase price of the acquisition of EFJ. As a result, the financial statements of the Company have been restated from amounts previously reported.

         A summary of the significant quarterly changes for the three months ended March 31, 1997 is set forth in Note 9 of Notes to Condensed Consolidated Financial Statements.

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

         Because of the uncertainties resulting from the restatement and other recent events the Company is also evaluating all of its product lines, and looking at various initiatives to reduce operating expenses in order to keep them in line with revenues. Implementation of any plan resulting from these initiatives may result at some future date in substantial upfront cost.

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

         Revenues increased 526.1% to $22.0 million in the first quarter of 1998 from $3.5 million in the first quarter of 1997. This increase was attributable primarily to revenues derived from the sale of EFJ products subsequent to July 31, 1997. As a result of the uncertainty raised by the restatement and recent events, sales of products, including LMR systems to governmental agencies, are expected to be adversely impacted during 1998. Although the Company had revenues of $22.0 million in the first quarter of 1998, it expects revenues to decline to between $12 and $13.5 in the second quarter of 1998.

         The Company is experiencing problems with the completion of systems contracts for certain E.F. Johnson projects begun prior to the Company's acquisition of EFJ. Although the Company is working to correct these system problems, no assurance can be given that it will be successful. Even if the Company is successful in correcting these problems, the Company will incur costs associated with correcting the systems for which there may be no corresponding revenues. Further, if the customer for the systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company's bonds could reduce the maximum amount of bond coverage available to the Company or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. A reduction in the amount of bond coverage available to the Company or any restrictions imposed in connection with the issuance of bonds would adversely affect the Company's ability to bid on new system contracts in the future. Further, such an event or the need for the Company to incur substantial costs to correct the system contract problems being experienced could materially adversely affect the Company's business, financial condition, results of operations, liquidity and cash flows.

         International sales as a percentage of revenues were approximately 36.2% and 73.0% during the first quarters of 1998 and 1997, respectively. The decline in the quarter ended March 31, 1998 is primarily due to the inclusion of EFJ, which has a larger percentage of its sales to domestic markets. As a result of the troubled Asian economies, the Company expects a decline in revenues from the region during 1998 as compared to 1997.


Gross Profit

         Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit increased to $9.1 million in the first quarter of 1998 from $2.2 million in the first quarter of 1997. Gross margin decreased to 41.3% in the first quarter of 1998 from 63.8% in the first quarter of 1997. The decrease in gross margin percentage from the first quarter of 1997 to the first quarter of 1998 was predominantly due to the addition of EFJ's revenues, which began in August 1997. EFJ products generally have a lower gross margin compared to Transcrypt's products. Future gross margins are likely to vary in the future based predominantly upon the mix of product sales comprising revenues for that period.


Research and Development

         Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. Research and development expenses increased to $2.0 million in the first quarter of 1998 from $633,000 in the first quarter of 1997. This increase was primarily due to the addition of EFJ and an increase in the members of the engineering staff. However, research and development expenses as a percentage of revenues decreased to 9.3% in the first quarter of 1998 from 18.0% in the first quarter of 1997. The Company anticipates that overall research and development expenses will increase during 1998 relative to 1997.

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

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, bad debt provisions and trade show participation. Sales and marketing expenses increased to $3.2 million in the first quarter of 1998 from $942,000 in the first quarter of 1997, primarily due to the acquisition of EFJ and an increase in the number of direct sales personnel and associated expenses. Sales and marketing expenses decreased as a percentage of revenues to 14.6% in the first quarter of 1998 from 26.8% in the first quarter of 1997.


General and Administrative

         General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions and amortization of intangible assets. In connection with Transcrypt's purchase of all of the outstanding shares of capital stock of EFJ, the Company recorded $18.0 million of goodwill and other intangibles at the closing of this acquisition. The Company is amortizing this amount on a straight-line basis over a period of 5 to 15 years. This amortization began in August 1997. General and administrative expenses increased to $2.1 million in the first quarter of 1998 from $572,000 in the first quarter of 1997. General and administrative expenses as a percentage of revenues decreased to 9.6% in the first quarter of 1998 from 16.3% in the first quarter of 1997. This increase was attributable primarily to the addition of EFJ and several administrative employees.

         The Company expects that general and administrative expenses will increase in 1998, in part, as a result of the first full year of amortization of the intangibles resulting from the acquisition of EFJ. In addition, general and administrative expenses will increase in the second quarter of 1998 primarily due to legal and other professional fees relating to the restatement, class action lawsuits, SEC investigation, and the previously announced Audit Committee investigation.

Net Interest Income (Expense)

         Net interest income consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's term and installment loans and bank lines of credit. Net interest income was $295,000 in the first quarter of 1998 as compared to $76,000 in the first quarter of 1997. With the increase of bank debt in 1998 and the declining balance of cash and cash equivalents, interest income will decline while interest expense will increase on a quarterly basis over amounts experienced by the Company during the first quarter of 1998.

Provision for Income Taxes

         The Company's effective tax rate for the first quarter of 1998 was 35.1% compared to 16.0% for the same period in 1997. The 1997 tax rate was lower because international sales, a portion of which is exempt from taxation through the Company's foreign sales corporation, represented a greater percentage of total revenues in 1997 than 1998.


Liquidity and Capital Resources

         Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.


         The Company's operating activities used cash of $4.0 million in the first quarter of 1998 and $2.7 million in the first quarter of 1997. Cash used in operating activities in the first quarter of 1998 consisted primarily of an increase in inventory, a decrease in accounts payable and a decrease in accrued expenses offset in part by net income plus depreciation and amortization and a decrease in accounts receivable. Cash used in operating activities in the first quarter of 1997 consisted primarily of an increase in accounts receivable and inventory and a decrease in accounts payable offset in part by net income plus depreciation and an increase in accrued expenses.

         The deferred tax assets totaling $7.3 million were 6.9% and 9.5% of total assets and stockholders' equity, respectively, at March 31, 1998. Management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded, net of existing valuation allowances.

         Cash provided by investing activities of $1.0 million in the first quarter of 1998 was due to the sale of investments less $747,000 of capital expenditures. Capital expenditures consisted primarily of manufacturing equipment, computer equipment and office furniture. Cash used for investing activities in the first quarter of 1997 of $688,000 was attributable to capital expenditures. Capital expenditures consisted primarily of computer and networking equipment, office furniture and manufacturing equipment and construction at the Company's Lincoln facility in both quarters.

         Financing activities provided cash of $3.2 million in the first quarter of 1998. Financing activities consisted of $5.8 million in borrowings on the Company's line of credit and payment of long-term debt of $2.5 million. As of June 30, 1998, the Company had $9.1 million in outstanding indebtedness under its line of credit with U.S. Bank. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agreed to amend the credit facility by reducing the Company's required tangible net worth amount to $55 million from $70 million.

         The Company had outstanding an IDR totaling $2.8 million at March 31, 1998. The IDR is due in annual principal payments of $140,000 plus interest at a variable rate (3.5% at March 31, 1997) beginning March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000 plus interest at a variable rate due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. At March 31, 1997, the remaining net proceeds of $496,000 (net of debt offering costs and the aforementioned repayments) were held in escrow for the Company pending the completion of the Company's construction project and related purchases of certain fixed assets.

         The Company intends to retain earnings, if any, and does not anticipate paying cash dividends in the foreseeable future.

         As of June 30, 1998, the Company had approximately $14 million in unrestricted cash, cash equivalents, and investments, not including the $10.0 million of certificates of deposit securing the U.S. Bank line of credit. The Company believes that its cash, cash equivalents, investments, and lines of credit will probably be sufficient to meet anticipated cash needs for working capital and capital expenditures through 1998. However, if sales continue to decline, vendors impose stricter payment requirements on the Company, bond coverage is reduced, or the Company incurs substantial costs to correct the problems being experienced in connection with completion of systems contracts for certain of EFJ projects begun prior to the Company's acquisition of EFJ, the Company may be required to seek additional financing or funding sources. No assurance can be given that the Company will be able to obtain such additional funding or financing or be able to obtain it on satisfactory terms. Additionally, see Note
7. COMMITMENTS AND CONTINGENCIES above for a discussion regarding certain pending litigation the resolution of which could materially adversely affect the Company's liquidity, future operating results, and financial condition.


Recently Issued Accounting Standards

         In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS 130 is effective for years beginning after December 15, 1997. The Company currently has no items that would cause a differentiation between net income and comprehensive income.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For a description of pending litigation, see "ITEM 3. LEGAL PROCEEDINGS" contained in the Annual Report Form 10-K for the year ended December 31, 1997.

ITEMS 2 - 4.

         Inapplicable.

ITEM 5.  OTHER INFORMATION

         The date of the Company's 1998 Annual Meeting of Stockholders has been delayed more than 30 days from the date of the previous year's Annual Meeting which was held on May 6, 1997. The proxy materials for the Company's 1997 Annual Meeting originally indicated that proposals of stockholders must be received by the Company by December 5, 1997 in order to be included in proxy materials for the 1998 Annual Meeting. However, because of the delay in the convening of the 1998 Annual Meeting, the Company will accept stockholder proposals after December 5, 1997. At this time, the Company anticipates that the Annual Meeting will be held on October 22, 1998. As a result, in accordance with the rules and regulations promulgated under the Exchange Act, stockholder proposals intended to be included in the proxy materials for the 1998 Annual Meeting must be received by the Company a reasonable time before the Company begins to print and mail its proxy materials for the 1998 Annual Meeting. In addition, in the event a stockholder proposal is not submitted to the Company in a reasonable time before the Company begins to print and mail proxy materials, the proxy to be solicited by the Board of Directors for the 1998 Annual Meeting will confer authority on the holders of the proxy to vote shares in accordance with their best judgement and discretion if the proposal is presented at the 1998 Annual Meeting without any discussion of the proposal in the proxy statement for such meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are being filed herewith:

           Exhibit No.                 Description
           -----------                 -----------
                11        Computation of net income per share.
                27        Financial Data Schedule


(B) REPORTS ON FORM 8-K

         The registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSCRYPT INTERNATIONAL, INC.




Date:    July 28, 1998                 By: /s/ Craig J. Huffaker
                                           ------------------------------------
                                           Craig J. Huffaker
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)