Form 10-Q
period 1998-06-30
TRANSCRYPT INTERNATIONAL INC
filed 1998-08-13
CIK 1023516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                  YES  [X]        NO [ ]


        As of July 31, 1998, 12,946,624 shares of the Registrant's Common
                            Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 and DECEMBER 31, 1997
(in thousands)


                                                                     JUNE 30,          DECEMBER 31,
                                                                       1998                1997
                                                                   -------------       -------------
                                                                    (Unaudited)
             ASSETS
Current assets:
      Cash and cash equivalents                                    $      22,895       $      15,384
      Investments                                                          3,000              15,900
      Accounts receivable, net                                             9,970              16,008
      Receivables - other                                                    163                 785
      Cost in excess of billings on uncompleted contracts                  4,139                 942
      Inventory                                                           19,593              18,363
      Income tax recoverable                                                 322               1,065
      Prepaid expenses                                                       955                 478
      Deferred tax assets                                                  3,528               3,523
                                                                   -------------       -------------

             Total current assets                                         64,565              72,448

Property, plant and equipment, net                                        12,372              11,261
Deferred tax assets                                                        6,497               4,504
Intangible assets, net of accumulated amortization                        17,267              18,029
Other assets                                                                 514                 452
                                                                   -------------       -------------

                                                                   $     101,215       $     106,694
                                                                   =============       =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Revolving line of credit                                     $       9,117       $          --
      Current portion of long-term debt                                      160               2,545
      Accounts payable                                                     5,210               9,305
      Billings in excess of cost on uncompleted contracts                  4,965               6,696
      Deferred revenue                                                     1,306               1,743
      Accrued expenses                                                     5,533               7,323
                                                                   -------------       -------------

             Total current liabilities                                    26,291              27,612

Long-term debt, net of current portion                                     2,592               2,758
Deferred revenue                                                             669                 934
                                                                   -------------       -------------

                                                                          29,552              31,304
                                                                   -------------       -------------

Stockholders' equity:
      Common stock                                                           129                 129
      Additional paid-in capital                                          90,315              90,315
      Accumulated deficit                                                (18,781)            (15,054)
                                                                   -------------       -------------
                                                                          71,663              75,390
                                                                   -------------       -------------
                                                                   $     101,215       $     106,694
                                                                   =============       =============


See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 1998 and 1997
 (Unaudited) (in thousands, except share and per share data)


                                                           THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                                June 30,                                    June 30,
                                                 ------------------------------------          ------------------------------------
                                                     1998                    1997                  1998                   1997
                                                 -------------          -------------          -------------          -------------
                                                                          (Restated)                                   (Restated)
Revenues                                         $      13,877          $       2,915          $      35,865          $       6,427
Cost of sales                                           10,853                  2,289                 23,763                  3,561
                                                 -------------          -------------          -------------          -------------

      Gross profit                                       3,024                    626                 12,102                  2,866
                                                 -------------          -------------          -------------          -------------


Operating expenses
    Research and development                             2,703                    683                  4,741                  1,316
    Sales and marketing                                  3,355                    731                  6,565                  1,673
    General and administrative                           4,715                    651                  6,828                  1,223
                                                 -------------          -------------          -------------          -------------

      Total operating expenses                          10,773                  2,065                 18,134                  4,212
                                                 -------------          -------------          -------------          -------------

      Loss from operations                              (7,749)                (1,439)                (6,032)                (1,346)

Other income                                                97                     --                    113                     --
Interest income                                            174                    192                    568                    317
Interest expense                                          (163)                   (33)                  (262)                   (82)
                                                 -------------          -------------          -------------          -------------

      Loss before income taxes                          (7,641)                (1,280)                (5,613)                (1,111)
Benefit for income taxes                                (2,598)                  (490)                (1,886)                  (463)
                                                 -------------          -------------          -------------          -------------

      Net loss                                   $      (5,043)         $        (790)         $      (3,727)         $        (648)
                                                 =============          =============          =============          =============



Net loss per share  - Basic and Diluted          $       (0.39)         $       (0.09)         $       (0.29)         $       (0.07)
                                                 =============          =============          =============          =============

Weighted average common shares -
              Basic and Diluted                     12,946,624              9,283,078             12,946,624              8,991,412
                                                 =============          =============          =============          =============


See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
 (Unaudited) (in thousands)


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         -------------      -------------
                                                                              1998              1997
                                                                         -------------      -------------
                                                                                              (Restated)
Net cash flow used in operating activities                               $      (9,674)     $      (2,923)
                                                                         -------------      -------------

Cash flow from investing activities:
  Purchase of fixed assets                                                      (2,281)            (1,185)
  Sale of investments                                                           12,900                 --
                                                                         -------------      -------------
           Net cash provided by (used in) investing activities                  10,619             (1,185)
                                                                         -------------      -------------

Cash flow from financing activities:
  Borrowings on revolving lines of credit                                        9,117                 --
  Issuance of industrial development revenue bonds                                  --              2,850
  Payment of industrial development revenue bonds                                   --               (850)
  Debt issuance costs of industrial development revenue bonds                       --                (75)
  Payment on term loans, lines of credit and capitalized leases                 (2,551)            (2,442)
  Bank overdraft                                                                    --               (386)
  Proceeds from IPO, net                                                            --             17,710
                                                                         -------------      -------------
           Net cash provided by financing activities                             6,566             16,807
Net increase in cash                                                             7,511             12,699
Cash and cash equivalent, beginning of period                                   15,384                 --
                                                                         =============      =============
Cash and cash equivalent, end of period                                  $      22,895      $      12,699
                                                                         =============      =============


See accompanying notes to the condensed consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (In thousands, except share and per share data)

1. GENERAL

         The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1997 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations and cash flows for the six months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

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

         The condensed consolidated financial statements for the three and six months ended June 30, 1998 and 1997, include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

3. NET INCOME PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires a basic calculation of earnings per share ("EPS"), based upon the weighted average number of common shares outstanding during the period. FAS 128 also requires a diluted EPS calculation that reflects the potential dilution from common stock equivalents such as stock options. All current and prior periods' EPS calculations included herein have been restated under the provisions of FAS 128. As each of the three and six month periods ended June 30, 1998 and 1997 have net losses, the impact of outstanding stock options on weighted average common shares is anti-dilutive.

4. STOCK OFFERINGS

         On January 22, 1997, the Company completed an initial public offering of 2,900,000 shares of common stock at a price of $8.00 per share. Of the 2,900,000 shares offered, 2,500,000 shares were sold by the Company and 400,000 were sold by certain of the Company's stockholders. The Company's net proceeds from the offering, after underwriting commissions and expenses, were approximately $17.7 million.

         On October 15, 1997, the Company completed a secondary public offering of 3,175,000 shares of common stock at a price of $21.00 per share. Of the 3,175,000 shares offered, 2,684,481 shares were sold by the Company and 490,519 were sold by certain of the Company's stockholders. The Company's net proceeds from the offering, after underwriting commissions and expenses, were approximately $52.9 million.

         A portion of the Company's net proceeds from the offerings were used to retire installment notes payable, revolving credit facility and term facility of EFJ. The remaining net proceeds are being used to finance expansion of the Company's administrative facilities, and for working capital and general corporate purposes.

5. INVENTORY

         The following is a summary of inventory at June 30, 1998 and December 31, 1997:


                                    June 30, 1998    December 31, 1997
                                    -------------    -----------------
Raw materials and supplies          $       9,008    $       7,523

Work in progress                            1,237            1,977

Finished goods                              9,348            8,863
                                    -------------    -------------

                                    $      19,593    $      18,363
                                    =============    =============


6. REVOLVING LINES OF CREDIT

         As of June 30, 1998, the Company had a working capital revolving line of credit not to exceed $10.0 million. The Company had borrowed $9.1 million on this line as of June 30, 1998. The Company obtained this line of credit as of December 31, 1997 with U.S. Bank National Association ("U.S. Bank"). The line is collateralized by substantially all of the assets of the Company. Interest is at a variable rate and the due date of the credit line is December 31, 1998. The credit line carries standard restrictive covenants such as limitations on additional borrowings, capital expenditures, acquisitions and maintenance of specified financial ratios. On May 21, 1998 the line of credit was amended to include additional collateral of $10.0 million in time certificates of deposits. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agreed to amend the credit facility by reducing the Company's required tangible net worth amount to $55 million from $70 million. On August 6, 1998, U.S. Bank agreed to waive the Company's noncompliance with the $55 million tangible net worth covenant and to reduce the Company's required tangible net worth amount to $51 million.

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

         In April 1998, the Securities and Exchange Commission (the "SEC") issued a formal order of investigation to determine whether violations of certain aspects of the Federal securities laws had occurred in connection with the Company. At the present time, the Company is unable to predict whether the SEC is likely to initiate proceedings against the Company or its affiliated parties relating to these events.

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

Alternatively, the Company has requested ratification, by which MPO would treat the procurement as an authorized commitment. To date, MPO has rejected ratification. The contract claim is pending, and the Company is unable to predict whether the likelihood of a favorable final outcome is probable or remote. As a result, revenue will be recorded on a cash basis if and when received.

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

8.  RECENT EVENTS

         On August 6, 1998, the Company announced that it was implementing a plan to reduce its workforce by approximately 25%. Initially, the Company will offer a voluntary severance program to its employees, which will, among other things provide outplacement services to those employees who choose to participate in the program. The Company anticipates that it will take a restructuring charge in the third quarter of 1998 of approximately $1.4 million in connection with the reduction in its work force.

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

         The restatements for the three and six months ended June 30, 1997 relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event; (ii) revenue recognition for certain sales where a formal written agreement was not received; and (iii) revenue recognized on sales of certain products which were subsequently returned to the Company.

         The summary of the significant changes for the three and six months ended June 30, 1997 is as follows:

                 TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in thousands, except share and per share data)


                                                       FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                             June 30, 1997                               June 30, 1997
                                                  -----------------------------------         -----------------------------------
                                                  As Previously                               As Previously
                                                    Reported             As Restated            Reported             As Restated
                                                  -------------         -------------         -------------         -------------
Revenues                                          $       5,550         $       2,915         $      10,278         $       6,427
Cost of sales                                             2,233                 2,289                 3,865                 3,561
                                                  -------------         -------------         -------------         -------------

Gross profit                                              3,317                   626                 6,413                 2,866
                                                  -------------         -------------         -------------         -------------

Operating expenses
  Research and development                                  683                   683                 1,316                 1,316
  Sales and marketing                                       879                   731                 1,965                 1,673
  General and administrative                                559                   651                 1,037                 1,223
                                                  -------------         -------------         -------------         -------------



     Total operating expenses                             2,121                 2,065                 4,318                 4,212
                                                  -------------         -------------         -------------         -------------

Income (loss) from operations                             1,196                (1,439)                2,095                (1,346)
Interest income                                             192                   192                   317                   317
Interest expense                                            (33)                  (33)                  (82)                  (82)
                                                  -------------         -------------         -------------         -------------

Income (loss)  before income taxes                        1,355                (1,280)                2,330                (1,111)
Provision (benefit) for income taxes                        380                  (490)                  672                  (463)
                                                  -------------         -------------         -------------         -------------

  Net income (loss)                               $         975         $        (790)        $       1,658         $        (648)
                                                  =============         =============         =============         =============


Net income (loss) per share - Basic and Diluted   $        0.10         $       (0.09)        $        0.17         $       (0.07)
                                                  =============         =============         =============         =============

Weighted average common shares -

                   Basic and  Diluted                 9,876,806             9,283,078             9,596,406             8,991,412
                                                  =============         =============         =============         =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:


                                                              THREE MONTHS ENDED JUNE 30,
                                          --------------------------------------------------------------------
                                                        1998                               1997
                                          --------------------------------    --------------------------------
                                                                                (Restated)
Revenues                                  $      13,877              100.0%   $       2,915              100.0%
Cost of sales                                    10,853               78.2%           2,289               78.5%
                                          -------------      -------------    -------------      -------------
        Gross profit                              3,024               21.8%             626               21.5%
                                          -------------      -------------    -------------      -------------
Operating expenses
     Research and development                     2,703               19.5%             683               23.4%
     Sales and marketing                          3,355               24.2%             731               25.1%
     General and administrative                   4,715               34.0%             651               22.3%
                                          -------------      -------------    -------------      -------------
        Total operating expenses                 10,773               77.6%           2,065               70.8%
                                          -------------      -------------    -------------      -------------
        Loss from operations                     (7,749)             (55.8)%         (1,439)             (49.4)%
Other income                                         97                0.7%              --                0.0%
Interest income                                     174                1.3%             192                6.6%
Interest expense                                   (163)              (1.2)%            (33)              (1.1)%
                                          -------------      -------------    -------------      -------------
        Loss before income taxes                 (7,641)             (55.1)%         (1,280)             (43.9)%
Benefit for income taxes                         (2,598)             (18.7)%           (490)             (16.8)%
                                          -------------      -------------    -------------      -------------
        Net loss                          $      (5,043)             (36.3)%  $        (790)             (27.1)%
                                          =============      =============    =============      =============


                                                             SIX MONTHS ENDED JUNE 30,
                                          --------------------------------------------------------------------
                                                         1998                              1997
                                          --------------------------------    --------------------------------
                                                                                (Restated)
Revenues                                  $      35,865              100.0%   $       6,427              100.0%
Cost of sales                                    23,763               66.3%           3,561               55.4%
                                          -------------      -------------    -------------      -------------
        Gross profit                             12,102               33.7%           2,866               44.6%
                                          -------------      -------------    -------------      -------------
Operating expenses
     Research and development                     4,741               13.2%           1,316               20.5%
     Sales and marketing                          6,565               18.3%           1,673               26.0%
     General and administrative                   6,828               19.0%           1,223               19.0%
                                          -------------      -------------    -------------      -------------
        Total operating expenses                 18,134               50.6%           4,212               65.5%
                                          -------------      -------------    -------------      -------------
        Loss from operations                     (6,032)             (16.8)%         (1,346)             (20.9)%
Other income                                        113                0.3%              --                0.0%
Interest income                                     568                1.6%             317                4.9%
Interest expense                                   (262)              (0.7)%            (82)              (1.3)%
                                          -------------      -------------    -------------      -------------
        Loss before income taxes                 (5,613)             (15.7)%         (1,111)             (17.3)%
Benefit for income taxes                         (1,886)              (5.3)%           (463)              (7.2)%
                                          -------------      -------------    -------------      -------------
        Net loss                          $      (3,727)             (10.4)%  $        (648)             (10.1)%
                                          =============      =============    =============      =============


         Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the anticipated restructuring charge in the third quarter of 1998, the outcome of pending class action litigation involving the Company, the outcome of the pending investigation by the SEC, the effects of the Company's restatement of its financial statements and other recent events including the reduction in workforce program, the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, and the Company's other business plans for the future. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed, suggested or implied in such forward-looking statements and from historical results due to a number of factors, including but not limited to the timing of and the costs incurred in connection with the reduction in workforce program, the impact of the reduction in workforce program on the Company's business, results of operations, financial condition and liquidity and other risks detailed in "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         A summary of the significant quarterly changes for the three and six months ended June 30, 1997 is set forth in Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

         The restatement of the Company's financial statements, class action lawsuits, SEC investigation and other recent events have had an adverse impact on the Company's financial condition, results of operations, liquidity and cash flows. During the quarter ended June 30, 1998, the Company experienced declining revenues from the first quarter of 1998 and incurred substantial costs primarily in connection with the audit and legal fees related to the restatement of the financial statements, severance payments, class action lawsuits, SEC investigation and Audit Committee investigation. As a result primarily of the foregoing, the Company had a net loss of $5.0 million in the second quarter of 1998 and a $3.7 million net loss in the first six months of 1998.

         These events have had, to varying degrees, an adverse impact on the Company's relationships with its vendors and customers. A company that manufactures radios under contract for the Company has required the Company to supply a letter of credit before radios are shipped to the Company. The Company did not enter into any new domestic systems contracts during the second quarter of 1998. In addition, in connection with the bidding requirements on systems contracts with governmental agencies, the bidding procedures often include the posting of bonds. The issuer of the Company's bonds has indicated that it may, following its review of the Company's restated financial statements, reduce the maximum amount of bonding coverage available to the Company. On May 21, 1998, the line of credit with U.S. Bank was amended to include additional collateral of $10.0 million of time certificates of deposit. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of the credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates. U.S. Bank also agreed to amend the credit line by reducing the Company's required tangible net worth amount to $55 million from $70 million. On August 6, 1998, U.S. Bank agreed to waive the Company's noncompliance with the $55 million tangible net worth covenant and to reduce the Company's required tangible net worth amount to $51 million.

         Because of the uncertainties resulting from the restatement and other recent events, the Company is evaluating all of its product lines, and looking at various initiatives to reduce operating expenses in order to keep them in line with revenues. Implementation of any plan resulting from these initiatives may result at some future date in substantial up front cost.

         In this regard, on August 6, 1998, the Company announced that it was implementing a plan to reduce its workforce by approximately 25%. Initially, the Company will offer a voluntary severance program to its employees, which will, among other things provide outplacement services to those employees who choose to participate in the program. The Company anticipates that it will take a restructuring charge in the third quarter of 1998 of approximately $1.4 million in connection with the reduction in its work force.

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

         Revenues increased 376.1% to $13.9 million in the second quarter of 1998 and 458.0% to $35.9 million during the first six months of 1998, compared to $2.9 million and $6.4 million respectively, during the same periods of 1997. These increases were attributable primarily to revenues derived from the sale of EFJ products subsequent to July 31, 1997. Approximately $2.4 million of revenues for the second quarter of 1998 and approximately $5.9 million of revenues for the first six months of 1998 related to timing issues associated with the restatement as indicated above. As a result of the uncertainty raised by the restatement and recent events, sales of products, including LMR systems to governmental agencies, were adversely impacted in the second quarter of 1998 as compared to the first quarter of 1998 in which revenues were $22.0 million. Sales of products may continue to be adversely impacted during the remainder of 1998.

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

         International sales as a percentage of revenues for the three and six months ended June 30, 1998 were approximately 38.1% and 35.5%, respectively, compared to 44.0% and 59.9% for the same periods in 1997. The decline on a percentage basis in the three and six months ended June 30, 1998 is primarily due to the inclusion of EFJ, which has a larger percentage of its sales to domestic markets. As a result of the troubled Asian economies, the Company expects a decline in revenues from the region during 1998 as compared to 1997.

Gross Profit

         Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit increased to $3.0 million (21.8% gross margin) for the second quarter of 1998 and $12.1 million (33.7% gross margin) for the first six months of 1998, compared to $626,000 (21.5% gross margin) and $2.9 million (44.6% gross margin), respectively, for the same periods in 1997. The gross margin percentage for the second quarter of 1998 was slightly higher compared to the second quarter of 1997. In the second quarter of 1997, inventory obsolescence was charged to cost of goods sold for products returned by a customer which was not sellable to other customers which contributed to the lower gross profit for the quarter. The gross profit margin in the second quarter of 1998 was down from the 41.3% gross profit margin in the first quarter of 1998 primarily due to product mix, lower revenues and a reserve taken for inventory obsolescence. For the six months ended June 30, 1998, the decrease in gross margin was primarily due to the addition of EFJ's revenues, which began in August 1997. EFJ products generally have a lower gross margin compared to Transcrypt's products. Gross margins are likely to vary in the future based primarily upon the mix of product sales comprising revenues and the amount of revenues for that period.

Research and Development

         Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. Research and development expenses increased to $2.7 million in the second quarter of 1998 and $4.7 million for the first six months of 1998 from $683,000 in the second quarter of 1997 and $1.3 million for the first six months of 1997. This increase was primarily due to the addition of EFJ and an increase in the members of the engineering staff. However, research and development expenses as a percentage of revenues decreased to 19.5% in the second quarter of 1998 and 13.2% for the first six months of 1998 from 23.4% in the second quarter of 1997 and 20.5% for the first six months of 1997. The Company anticipates that overall research and development expenses will increase during 1998 relative to 1997.

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

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, bad debt provisions and trade show participation. Sales and marketing expenses increased to $3.4 million in the second quarter of 1998 from $731,000 in the second quarter of 1997, primarily due to the acquisition of EFJ and an increase in the number of direct sales personnel and associated expenses. Sales and marketing expenses decreased slightly as a percentage of revenues to 24.2% in the second quarter of 1998 from 25.1% in the second quarter of 1997. For the first six months of 1998, sales and marketing expense was $6.6 million compared to $1.7 million in the same period in 1997. However, sales and marketing expense decreased as a percentage of sales to 18.3% for the first six months of 1998 from 26.0% in the first six months of 1997 primarily due to increased revenues.

General and Administrative

         General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions and amortization of intangible assets. In connection with Transcrypt's acquisition of EFJ, the Company recorded $18.0 million of goodwill and other intangibles at the closing of this acquisition. The Company is amortizing this amount on a straight-line basis over a period of 5 to 15 years. This amortization began in August 1997. General and administrative expenses increased to $4.7 million in the second quarter of 1998 and to $6.8 million for the first six months of 1998 from $651,000 in the second quarter of 1997 and $1.2 million for the first six months of 1997. General and administrative expenses as a percentage of revenues increased to 34.0% in the second quarter of 1998 from 22.3% in the second quarter of 1997. For the first six months of 1998 and 1997, general and administrative expenses were 19.0%. These increases were attributable primarily to the addition of EFJ and several administrative employees, the amortization of goodwill and other intangibles and $2.6 million of expenses incurred in the second quarter of 1998 related to legal and other professional fees relating to the restatement, severance payments, class action lawsuits, SEC investigation, and the Audit Committee investigation.

Net Interest Income (Expense)

         Net interest income consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's term and installment loans and bank lines of credit. Net interest income was $11,000 in the second quarter of 1998 as compared to $159,000 in the second quarter of 1997. Net interest income increased to $306,000 for the first six months of 1998 compared to $235,000 for the same period in 1997. With the increase of bank debt in 1998 and the declining balance of cash and cash equivalents, interest income declined and will continue to decline while interest expense will increase on a quarterly basis, as it did in the second quarter of 1998, over amounts experienced by the Company during the first quarter of 1998.

Other Income, net

         Other income, net for the second quarter of 1998 and for the first six months of 1998 was primarily related to appreciation of investments. No sales of investments occurred during the comparable periods in 1997.

Provision for Income Taxes

         The Company's effective tax benefit rate for the second quarter of 1998 was 34.0% and for the first six months of 1998 was 33.6% compared to 38.3% and 41.7% respectively for the same periods in 1997.

Liquidity and Capital Resources

         Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

         The Company's operating activities used cash of $9.7 million in the first six months of 1998 and $2.9 million in the first six months of 1997. Cash used in operating activities in the first six months of 1998 consisted primarily of a net loss plus an increase in inventory, a decrease in accounts payable and a decrease in accrued expenses, offset in part by depreciation and amortization and a decrease in accounts receivable. Cash used in operating activities in the first six months of 1997 of $2.9 million consisted primarily of a net loss, plus an increase in accounts receivable and inventory accounts, a net loss, offset in part by depreciation and an increase in accrued expenses. The Company has initiated a program to reduce its current inventory levels in order to provide additional liquidity to the Company.

         The deferred tax assets totaling $10.0 million were 9.9% and 14.0% of total assets and stockholders' equity, respectively, at June 30, 1998. In order to fully realize the deferred tax assets, the Company will have to generate approximately $29.5 million in taxable income during the net operating loss carryforward period. Management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded, net of existing valuation allowances.

         Cash provided by investing activities of $10.6 million in the first six months of 1998 was due to the sale of investments less $2.3 million of capital expenditures. Capital expenditures for the first six months of 1998 consisted primarily of building construction cost, manufacturing equipment, computer equipment and office furniture. Cash used for investing activities in the first six months of 1997 of $1.2 million was attributable to capital expenditures. Capital expenditures for the first six months of 1997 consisted primarily of computer and networking equipment, office furniture and manufacturing equipment and construction at the Company's Lincoln facility in both quarters.

         Financing activities provided cash of $6.6 million in the first six months of 1998. Financing activities consisted of $9.1 million in borrowings on the Company's line of credit and payment of long-term debt of $2.6 million. As of June 30, 1998, the Company had $9.1 million in outstanding indebtedness under its line of credit with U.S. Bank. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agreed to waive the Company's noncompliance with the tangible net worth covenant of $55 million and to amend the credit facility by reducing the Company's required tangible net worth amount to $55 million from $70 million. On August 6, 1998, U.S. Bank agreed to waive the Company's noncompliance with the tangible net worth covenant of $55 million and to reduce the Company's required tangible net worth amount to $51 million.

         The Company had outstanding IDR Bonds totaling $2.8 million at June 30, 1998. The IDR is due in annual principal payments of $140,000 plus interest at a variable rate beginning March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000 plus interest at a variable rate due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. At June 30, 1998, the remaining net proceeds of $503,000 were held in escrow for the Company pending the completion of the Company's construction project and related purchases of certain fixed assets.

         The Company intends to retain earnings, if any, and does not anticipate paying cash dividends in the foreseeable future.

         As of June 30, 1998, the Company had approximately $15.9 million in unrestricted cash, cash equivalents, and investments, not including the $10.0 million of certificates of deposit securing the U.S. Bank line of credit. The Company believes that its cash, cash equivalents, investments, and lines of credit will be sufficient to meet anticipated cash needs for working capital and capital expenditures through 1998. However, if sales continue to decline, vendors impose stricter payment requirements on the Company, bond coverage is reduced, or the Company incurs substantial costs to correct the problems being experienced in connection with completion of systems contracts for certain of EFJ projects begun prior to the Company's acquisition of EFJ, the Company may be required to seek additional financing or funding sources. No assurance can be given that the Company will be able to obtain such additional funding or financing or be able to obtain it on satisfactory terms. Additionally, see Note
7. COMMITMENTS AND CONTINGENCIES above for a discussion regarding certain pending litigation the resolution of which could materially adversely affect the Company's liquidity, future operating results, and financial condition.

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

ITEMS 2 - 4.

         Inapplicable.

ITEM 5.  OTHER INFORMATION

         The date of the Company's 1998 Annual Meeting of Stockholders has been delayed more than 30 days from the date of the previous year's Annual Meeting which was held on May 6, 1997. The proxy materials for the Company's 1997 Annual Meeting originally indicated that proposals of stockholders must be received by the Company by December 5, 1997 in order to be included in proxy materials for the 1998 Annual Meeting. However, because of the delay in the convening of the 1998 Annual Meeting, the Company will accept stockholder proposals after December 5, 1997. At this time, the Company anticipates that the Annual Meeting will be held on October 27, 1998, instead of October 22, 1998 as previously reported. As a result, in accordance with the rules and regulations promulgated under the Exchange Act, stockholder proposals intended to be included in the proxy materials for the 1998 Annual Meeting must be received by the Company a reasonable time before the Company begins to print and mail its proxy materials for the 1998 Annual Meeting. In addition, in the event a stockholder proposal is not submitted to the Company in a reasonable time before the Company begins to print and mail proxy materials, the proxy to be solicited by the Board of Directors for the 1998 Annual Meeting will confer authority on the holders of the proxy to vote shares in accordance with their best judgement and discretion if the proposal is presented at the 1998 Annual Meeting without any discussion of the proposal in the proxy statement for such meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are being filed herewith:


           Exhibit No.                 Description
           -----------                 -----------
               11              Computation of net income per share.
               27              Financial Data Schedule


         (b) Reports on Form 8-K

         The Company filed a report on Form 8-K on May 4, 1998, under Item 4. "Changes in Registrant's Certifying Accountant" to report the resignation of Coopers and Lybrand L.L.P. as the Company's certifying accountants and provide the Company's position on disputed issues. The Company filed an amendment to such Form 8-K on May 20, 1998; to include the response of Coopers & Lybrand L.L.P. to the Company's position of disputed issues.

         The Company filed a report on Form 8-K on May 12, 1998, under Item 4. "Changes in Registrant's Certifying Accountant" to report retaining KPMG Peat Marwick LLP as the Company's certifying accountant.

         The Company filed a report on Form 8-K on June 10, 1998, under Item 5. "Other Events" to report the resignation of the Company's Chief Executive Officer and a management restructuring.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSCRYPT INTERNATIONAL, INC.




Date:    August 12, 1998               By: /s/ Craig J. Huffaker
                                           ---------------------
                                          Craig J. Huffaker
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)