Form 10-Q
period 1998-09-30
TRANSCRYPT INTERNATIONAL INC
filed 1998-11-12
CIK 1023516

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549-1004


                                     FORM 10-Q

                                     (MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


     As of October 15, 1998, 12,946,624 shares of the Registrant's Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1998 and December 31, 1997
(in thousands)

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1998          1997
                                                  -------------  ------------
                                                   (Unaudited)
          ASSETS
Current assets:
     Cash and cash equivalents                      $  20,472     $  15,384
     Investments                                            -        15,900
     Accounts receivable, net                          12,801        16,008
     Receivables - other                                  429           785
     Cost in excess of billings on
       uncompleted contracts                            1,951           942
     Inventory                                         16,849        18,363
     Income tax recoverable                               322         1,065
     Prepaid expenses                                     706           478
     Deferred tax assets                                3,528         3,523
                                                    ---------     ---------
       Total current assets                            57,058        72,448

Property, plant and equipment, net                     12,342        11,261
Deferred tax assets                                     8,526         4,504
Intangible assets, net of accumulated amortization     17,016        18,029
Other assets                                              447           452
                                                    ---------     ---------
                                                    $  95,389    $  106,694
                                                    ---------     ---------
                                                    ---------     ---------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                       $   9,242    $        -
     Current portion of long-term debt                    159         2,545
     Accounts payable                                   4,097         9,305
     Billings in excess of cost on
       uncompleted contracts                            4,847         6,696
     Deferred revenue                                     958         1,743
     Accrued expenses                                   5,132         7,323
                                                    ---------     ---------
       Total current liabilities                       24,435        27,612

Long-term debt, net of current portion                  2,587         2,758
Deferred revenue                                          600           934
                                                    ---------     ---------
                                                       27,622        31,304
                                                    ---------     ---------

Stockholders' equity:
     Preferred stock                                        -             -
     Common stock                                         129           129
     Additional paid-in capital                        90,315        90,315
     Accumulated deficit                              (22,677)      (15,054)
                                                    ---------     ---------
                                                       67,767        75,390
                                                    ---------     ---------
                                                    $  95,389    $  106,694
                                                    ---------     ---------
                                                    ---------     ---------

     See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 1998 and 1997
(Unaudited) (in thousands, except share and per share data)

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        September 30,            September 30,
                                                  ----------------------    --------------------
                                                      1998        1997         1998       1997
                                                  ----------   ---------    ---------  ---------
                                                               (Restated)              (Restated)
Revenues                                          $   14,325   $  13,428    $  50,190  $  19,855
Cost of sales                                         11,220       9,561       34,983     13,123
                                                  ----------   ---------    ---------  ---------
     Gross profit                                      3,105       3,867       15,207      6,732
                                                  ----------   ---------    ---------  ---------
Operating expenses:
    Research and development                           2,174       1,298        6,915      2,614
    In-process research and development                    -       9,828            -      9,828
    Sales and marketing                                2,626       2,361        9,191      4,034
    General and administrative                         3,030       1,647        9,858      2,870
    Restructuring charge                               1,230           -        1,230          -
                                                  ----------   ---------    ---------  ---------
     Total operating expenses                          9,060      15,134       27,194     19,346
                                                  ----------   ---------    ---------  ---------

     Loss from operations                             (5,955)    (11,267)     (11,987)   (12,614)

Other expense                                           (119)          -         (119)         -
Interest income                                          369         119        1,050        436
Interest expense                                        (221)       (346)        (483)      (428)
                                                  ----------   ---------    ---------  ---------
     Loss before income taxes                         (5,926)    (11,494)     (11,539)   (12,606)
Income tax benefit                                    (2,030)       (468)      (3,916)      (932)
                                                  ----------   ---------    ---------  ---------
     Net loss                                     $   (3,896)  $ (11,026)   $  (7,623) $ (11,674)
                                                  ----------   ---------    ---------  ---------
                                                  ----------   ---------    ---------  ---------

Net loss per share - Basic and Diluted            $   (0.30)   $  (1.12)    $  (0.59)  $   (1.26)
                                                  ----------   ---------    ---------  ---------
                                                  ----------   ---------    ---------  ---------
Weighted average common shares -
     Basic and Diluted                            12,946,624   9,844,087   12,946,624  9,275,637
                                                  ----------   ---------    ---------  ---------
                                                  ----------   ---------    ---------  ---------

     See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited) (in thousands)


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     1998             1997
                                                 -------------   ---------------
                                                                    (Restated)
Net cash flow used in operating activities        $  (14,505)       $  (8,839)
                                                  ----------        ---------
Cash flow from investing activities:
  Purchase of fixed assets                            (2,997)          (1,640)
  Proceeds from sales of fixed assets                      5                2
  Purchase of intangible assets                            -             (115)
  Purchase of E.F. Johnson Company,
       net of cash acquired                                -             (291)
  Sale of Investments                                 15,900                -
                                                  ----------        ---------
     Net cash provided by (used in)
       investing activities                           12,908           (2,044)
                                                  ----------        ---------

Cash flow from financing activities:
  Borrowings on revolving lines of credit              9,242                -
  Issuance of industrial development revenue bonds         -            2,850
  Payment of industrial development revenue bonds       (140)            (850)
  Debt issuance costs of industrial development
       revenue bonds                                       -              (75)
  Payment on term loans, lines of credit and
       capitalized leases                             (2,417)          (3,619)
  Bank overdraft                                           -             (386)
  Proceeds from IPO, net                                   -           17,709
                                                  ----------        ---------
     Net cash provided by financing activities         6,685           15,629
Net increase in cash                                   5,088            4,747
Cash and cash equivalent, beginning of period         15,384                -
                                                  ----------        ---------
Cash and cash equivalent, end of period            $  20,472         $  4,747
                                                  ----------        ---------
                                                  ----------        ---------

See accompanying notes to the condensed consolidated financial statements.

           TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
          (in thousands, except share and per share data)

1. GENERAL

     The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1997 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations and cash flows for the nine months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

2. ORGANIZATION AND CONSOLIDATION

     The Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice and data communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the land mobile radio ("LMR") and telephony security markets. The Company also manufactures through its subsidiary, E.F. Johnson Company ("EFJ"), wireless communications products and systems mainly for the LMR market. Typical end-users of the Company's products include state, local and foreign governmental agencies, including police and other public safety departments, and industrial and commercial organizations such as taxi fleets and railroads, and construction, oil and gas companies.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

3. NET INCOME PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires a basic calculation of earnings per share ("EPS"), based upon the weighted average number of common shares outstanding during the period. FAS 128 also requires a diluted EPS calculation that reflects the potential dilution from common stock equivalents such as stock options. All current and prior periods' EPS calculations included herein have been restated under the provisions of FAS
128. As each of the three and nine month periods ended September 30, 1998 and 1997 have net losses, the impact of outstanding stock options on weighted average common shares is anti-dilutive.

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

5. INVENTORY

     The following is a summary of inventory at September 30, 1998 and December 31, 1997:


                                    SEPTEMBER 30, 1998       DECEMBER 31, 1997
Raw materials and supplies                $ 7,241                $ 7,523

Work in progress                            1,616                  1,977

Finished goods                              7,992                  8,863
                                          -------                -------
                                          $16,849                $18,363
                                          -------                -------
                                          -------                -------

6. REVOLVING LINES OF CREDIT

     As of September 30, 1998, the Company had a working capital revolving line of credit not to exceed $10.0 million. The Company had borrowed $8.8 million on this line as of September 30, 1998. The Company also had $1.0 million in letters of credit under the revolving line of credit with $400,000 drawn against the letters of credit. The Company obtained this line of credit as of December 31, 1997 with U.S. Bank National Association ("U.S. Bank"). The line is collateralized by substantially all of the assets of the Company. Interest is at a variable rate and the due date of the credit line is December 31, 1998. The credit line carries standard restrictive covenants such as limitations on additional borrowings, capital expenditures, acquisitions and maintenance of specified financial ratios. On May 21, 1998 the line of credit was amended to include additional collateral of $10.0 million in time certificates of deposits. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agreed to amend the credit facility by reducing the Company's required tangible net worth amount to $55 million from $70 million. On August 6, 1998, U.S. Bank agreed to waive the Company's noncompliance with the $55 million tangible net worth covenant and to reduce the Company's required tangible net worth amount to $51 million. On October 20, 1998, U.S. Bank agreed to waive the Company's noncompliance with the $51 million tangible net worth covenant and to reduce the Company's required tangible net worth amount to $49 million.

     The Company has received proposals for a new revolving line of credit from several financial institutions including the Company's current bank. While no assurance can be given, the Company believes that it will successfully roll over its current revolving line of credit arrangement or secure a new banking relationship prior to the expiration of the current revolving line of credit. The new banking relationship may include the restructuring of the Company's outstanding IDR Bonds totaling $2.7 million. The Company cannot predict if the terms and conditions reached on a new revolving line of credit will be more or less favorable than the current revolving line of credit as the uncertainty of the resolution of the pending class action lawsuits are negatively impacting the Company's ability to finalize negotiations on a new revolving line of credit.

7. COMMITMENTS AND CONTINGENCIES

     The Company has been named as a defendant in thirteen class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska and one purported class action was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints also name one or more former or current officers of the Company as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

     The federal class actions generally allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska class action alleges violations of Nebraska securities laws. The class action complaints seek unspecified compensatory damages, punitive damages, attorneys' fees and costs. The federal class actions have been consolidated and lead plaintiff appointed. The Company is not required to answer or otherwise respond to the federal class action complaints until after a consolidated complaint is filed.

     On November 4, 1998, Physician's Mutual Insurance Company filed an action in the District Court of Douglas County, Nebraska against the Company, PriceWaterhouseCoopers, LLP and one current and one former officer of the Company. The complaint contains causes of action for fraudulent misrepresentation, fraudulent concealment and negligent misrepresentation against the defendants arising from the same facts and circumstances underlying the class actions. The complaint seeks damages in an amount to be proved at trial, but which is currently alleged to be approximately $850,000.

     The Company may in the future be the subject of additional lawsuits or claims in connection with the events or facts surrounding its restatement of previously announced financial results. The Company is unable to predict when or whether such additional lawsuits or claims may be initiated or the likelihood of the outcome or range or amount of potential liability that may arise therefrom.

     Although the class action complaints described above do not allege the amount of damages and other relief that the class action plaintiffs are seeking, the Company believes the amount of damages ultimately sought by the plaintiffs will be material. In light of the Company's restatement of financial information contained in its various registration statements and prospectuses, the Company believes that there may be an unfavorable outcome for at least some of the claims asserted in the lawsuits or which may be asserted in the future against the Company. The Company is attempting to settle the class action lawsuits with a combination of Company stock and cash and limits of its directors and officers liability insurance. However, there can be no assurance that a settlement can be reached. Further, the Company cannot at this time estimate its ultimate cost if a settlement is reached or the amount likely to be covered by insurance.

     Many factors will ultimately affect and determine the results of the pending litigation including whether a settlement can be reached in the class action lawsuits. The Company can provide no assurances that the outcome of the pending litigation will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

     During 1997, on the basis of product orders placed with the Company by federal personnel within the Maryland Procurement Office ("MPO"), which acts as the purchasing arm for various federal agencies in the Washington D.C. area, the Company shipped approximately $2.2 million worth of encrypted radio equipment and related items to MPO. MPO has taken the position that the person placing the orders on behalf of MPO was not authorized to do so, and therefore, has refused payment. In March 1998, the Company filed a certified contract claim for payment, which has been denied by the contracting officer.

     The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

     The Company has converted its manufacturing and financial information system to that currently being utilized by its acquired subsidiary, EFJ. The Company plans to upgrade to a newer version of the same information system that will be Year 2000 compliant. The conversion to a Year 2000 compliant system is anticipated to be completed by mid-year 1999 with the cost estimated to be between $750,000 and $1.5 million. These expenditures were planned and budgeted for in an effort to upgrade the quality of the Company's manufacturing and financial information system and not as a direct remediation of any Year 2000 issues, although that will be a valuable by-product of the upgrade. There are other computerized systems involved in manufacturing and engineering systems. A preliminary assessment has been made as to what effect, if any, the Year 2000 issue will have on these systems and whether or not there will be a material effect on future financial results. As of September 30, 1998, no conclusions have been drawn. Furthermore, the Company has not yet initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. See "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--IMPACT OF YEAR 2000 ISSUE."

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

     The restatements for the three and nine months ended September 30, 1997 relate primarily to: (i) revenue recognition for certain sales for which collection was determined to not be reasonably assured or was contingent on a future event; (ii) revenue recognition for certain sales where a formal written agreement was not received; (iii) revenue recognized on sales of certain products which were subsequently returned to the Company; (iv) application of the percentage of completion method on system contract sales at EFJ, and (v) the allocation of the purchase price of the EFJ acquisition at July 31, 1997.

     The summary of the significant changes for the three and nine months ended September 30, 1997 is as follows:

               TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
               (in thousands, except share and per share data)


                                          FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                          ------------------------------------------------------
                                               September 30, 1997          September 30, 1997
                                          --------------------------    ------------------------
                                          As Previously                 As Previously
                                            Reported     As Restated      Reported   As Restated
                                          -------------  -----------    ---------    -----------
Revenues                                    $  17,555     $  13,428     $  27,833    $  19,855
Cost of sales                                   9,623         9,561        13,488       13,123
                                          -------------  -----------    ---------    -----------
Gross profit                                    7,932         3,867        14,346        6,732
Operating expenses
   Research and development                     1,298         1,298         2,614        2,614
   In-process research and development          9,828         9,828         9,828        9,828
   Sales and marketing                          2,721         2,361         4,686        4,034
   General and administrative                   1,229         1,647         2,266        2,870
                                          -------------  -----------    ---------    -----------
     Total operating expenses                  15,075        15,134        19,394       19,346
                                          -------------  -----------    ---------    -----------
Loss from operations                           (7,143)      (11,267)       (5,048)     (12,614)
Interest income                                   119           119           436          436
Interest expense                                 (346)         (346)         (428)        (428)
                                          -------------  -----------    ---------    -----------
Loss before income taxes                       (7,371)      (11,494)       (5,040)     (12,606)
Provision (benefit) for income taxes              893          (468)        1,565         (932)
                                          -------------  -----------    ---------    -----------
   Net loss                                 $  (8,264)   $  (11,026)    $  (6,605)   $ (11,674)
                                          -------------  -----------    ---------    -----------
                                          -------------  -----------    ---------    -----------

Pro Forma net loss per share -
  Basic and Diluted                          $  (0.84)     $  (1.12)     $  (0.71)   $   (1.26)
                                          -------------  -----------    ---------    -----------
                                          -------------  -----------    ---------    -----------
Weighted average common shares-
  Basic and Diluted                         9,844,087     9,844,087     9,294,108     9,275,637
                                          -------------  -----------    ---------    -----------
                                          -------------  -----------    ---------    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain Consolidated Statements of Operations (in thousands) information as a percentage of revenues during the periods indicated:


                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------
                                                     1998                      1997
                                                   ---------------------    --------------------
                                                                            (Restated)
Revenues                                           $  14,325      100.0%    $  13,428     100.0%
Cost of sales                                         11,220       78.3%        9,561      71.2%
                                                   ---------      ------    ---------     ------
Gross profit                                           3,105       21.7%        3,867      28.8%
Operating expenses:
     Research and development                          2,174       15.2%        1,298       9.7%
     In-process research and development                   -        0.0%        9,828      73.2%
     Sales and marketing                               2,626       18.3%        2,361      17.6%
     General and administrative                        3,030       21.2%        1,647      12.3%
     Restructuring charge                              1,230        8.6%            -       0.0%
                                                   ---------      ------    ---------     ------
          Total operating expenses                     9,060       63.2%       15,134     112.7%
                                                   ---------      ------    ---------     ------
Loss from operations                                  (5,955)     (41.6)%     (11,267)    (83.9)%
Other expense                                           (119)      (0.8)%           -        0.0%
Interest income                                          369         2.6%         119        0.9%
Interest expense                                        (221)      (1.5)%        (346)     (2.6)%
                                                   ---------      ------    ---------     ------
Loss before income taxes                              (5,926)     (41.4)%     (11,494)    (85.6)%
Benefit for income taxes                              (2,030)     (14.2)%        (468)     (3.5)%
                                                   ---------      ------    ---------     ------
Net loss                                           $  (3,896)     (27.2)% $   (11,026)    (82.1)%
                                                   ---------      ------    ---------     ------
                                                   ---------      ------    ---------     ------

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------
                                                     1998                      1997
                                                   ---------------------    --------------------
                                                                            (Restated)
Revenues                                           $  50,190      100.0%    $  19,855     100.0%
Cost of sales                                         34,983       69.7%       13,123      66.1%
                                                   ---------      ------    ---------     ------
Gross profit                                          15,207       30.3%        6,732      33.9%
Operating expenses:
     Research and development                          6,915       13.8%        2,614      13.2%
     In-process research and development                   -        0.0%        9,828      49.5%
     Sales and marketing                               9,191       18.3%        4,034      20.3%
     General and administrative                        9,858       19.6%        2,870      14.5%
     Restructuring charge                              1,230        2.5%            -       0.0%
                                                   ---------      ------    ---------     ------
          Total operating expenses                    27,194       54.2%       19,346      97.4%
                                                   ---------      ------    ---------     ------
Loss from operations                                 (11,987)     (23.9)%     (12,614)    (63.5)%
Other expense                                           (119)      (0.2)%           -        0.0%
Interest income                                        1,050         2.1%         436        2.2%
Interest expense                                        (483)      (1.0)%        (428)     (2.2)%
                                                   ---------      ------    ---------     ------
Loss before income taxes                             (11,539)     (23.0)%     (12,606)    (63.5)%
Benefit for income taxes                              (3,916)      (7.8)%        (932)     (4.7)%
                                                   ---------      ------    ---------     ------
Net loss                                           $  (7,623)     (15.2)% $   (11,674)    (58.8)%
                                                   ---------      ------    ---------     ------
                                                   ---------      ------    ---------     ------

     Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the outcome of pending class action litigation involving the Company, the outcome of the Company's efforts to either roll over its current line of credit, which expires December 31, 1998, or secure a new line of credit, outcome of the pending investigation by the SEC, the effects of the Company's restatement of its financial statements and other recent events including the reduction in workforce program, the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, and the Company's other business plans for the future. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed, suggested or implied in such forward-looking statements and from historical results due to a number of factors, including but not limited to the results of Company's efforts to obtain a new line of credit and terms, the impact of the reduction in work force on the Company's business, results of operations, financial condition and liquidity and other risks, risks detailed in "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     A summary of the significant quarterly changes for the three and nine months ended September 30, 1997 is set forth in Note 8 of the accompanying Notes to Condensed Consolidated Financial Statements.

     The restatement of the Company's financial statements, class action lawsuits, SEC investigation and other recent events have had an adverse impact on the Company's financial condition, results of operations, liquidity and cash flows. During the quarter ended June 30, 1998, the Company experienced declining revenues from the first quarter of 1998 and incurred substantial costs primarily in connection with the audit and legal fees related to the restatement of the financial statements, severance payments, class action lawsuits, SEC investigation and Audit Committee investigation. For the quarter ended September, 30, 1998, the Company continued to experience declining revenues from the first quarter of 1998, but slightly improved from the second quarter of 1998, and incurred substantial costs primarily in connection with the audit and legal fees related to the restatement of the financial statements, class action lawsuits, SEC investigation and Audit Committee investigation, but at a reduced rate from the second quarter of 1998. Additionally, in August 1998, the Company implemented a plan to reduce its workforce by approximately 25%. The Company incurred a restructuring charge in the third quarter of 1998 of approximately $1.2 million in connection with this reduction in its work force.

     These events have had, to varying degrees, an adverse impact on the Company's relationships with its vendors and customers. A company that manufactures radios under contract for the Company has required the Company to supply a letter of credit before radios are shipped to the Company. The Company did not enter into any new domestic systems contracts during the second or third quarters of 1998. In addition, in connection with the bidding requirements on systems contracts with governmental agencies, the bidding procedures often include the posting of bonds. Although the issuer of the Company's bonds has continued the maximum amount of bonding coverage available to the Company at $50 million, no assurance can be given that such amount will not be reduced in the future. On May 21, 1998, the line of credit with U.S. Bank was amended to include additional collateral of $10.0 million of time certificates of deposit. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of the credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates. U.S. Bank also agreed to amend the credit line by reducing the Company's required tangible net worth amount to $55 million from $70 million. On August 6, 1998, U.S. Bank agreed to waive the Company's noncompliance with the $55 million tangible net worth covenant and to reduce the Company's required tangible net worth amount to $51 million. On October 20, 1998, U.S. Bank agreed to waive the Company's noncompliance with the $51 million tangible net worth covenant and to reduce the Company's required tangible net worth amount to $49 million.

     Because of the uncertainties resulting from the restatement and other recent events, the Company is evaluating all of its product lines, and looking at various initiatives to reduce operating expenses in order to keep them in line with revenues. Implementation of any plan resulting from these initiatives, such as the reduction in workforce program, may result at some future date in substantial up front cost.

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

     Revenues increased 6.7% to $14.3 million in the third quarter of 1998 and 152.8% to $50.2 million during the first nine months of 1998, compared to $13.4 million and $19.9 million respectively, during the same periods of 1997. These increases were attributable primarily to revenues derived from the sale of EFJ products subsequent to July 31, 1997. As a result of the uncertainty raised by the restatement and recent events discussed above, sales of products, including LMR systems to governmental agencies, continued to be adversely impacted in the third quarter of 1998. Sales of products may continue to be adversely impacted for the foreseeable future.

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

     International sales as a percentage of revenues for the three and nine months ended September 30, 1998 were approximately 43.0% and 37.6%, respectively, compared to 20.7% and 33.4% for the same periods in 1997. The increase on a percentage basis in the three and nine months ended September 30 1998 is primarily due to international sales not being impacted as much as domestic revenues by the uncertainty raised by the restatement and recent events discussed above. As a result of the troubled Asian economies, the Company is experiencing a decline in revenues from the region during 1998 as compared to 1997. Middle East and Asian revenues for the first nine months of 1998 are down approximately 65% compared to the year ended 1997. While the Company's revenue for Central and Latin America have increased approximately 61% for the first nine months of 1998 as compared for the year ended 1997. Revenues in Europe, while a small percentage of overall sales, have increased approximately 75% for the first nine months of 1998 compared to the year ended 1997.

Gross Profit

     Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit was $3.1 million (21.7% gross margin) for the third quarter of 1998 and $15.2 million (30.3% gross margin) for the first nine months of 1998, compared to $3.9 million (28.8% gross margin) and $6.7 million (33.9% gross margin), respectively, for the same periods in 1997. The gross margin percentage for the third quarter of 1998 declined compared to the third quarter of 1997. The decline is primarily due to product mix and the level of sales not being sufficient to cover the Company's manufacturing overhead. For the nine months ended September 30, 1998, the decrease in gross margin was also due to the addition of EFJ's revenues, which began in August 1997. EFJ products generally have a lower gross margin compared to Transcrypt's products. Gross margins are likely to vary in the future based primarily upon the mix of product sales comprising revenues and the amount of revenues for that period.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. Research and development expenses increased to $2.2 million in the third quarter of 1998 and $6.9 million for the first nine months of 1998 from $1.3 million in the third quarter of 1997 and $2.6 million for the first nine months of 1997. This increase was primarily due to the addition of EFJ and an increase in the members of the engineering staff. Research and development expenses were down from the $2.7 million incurred in the second quarter of 1998 and the Company believes this expense will continue to decline in the 4th quarter of 1998.

     The information security and wireless communications product markets in which the Company competes are rapidly evolving and can be expected to further evolve in the future as a result of changing technology, industry standards and customer requirements. The Company's ability to compete effectively will depend upon its ability to anticipate and react to these changes in a timely manner. As a result of the restatement of its financial statements and recent events, the Company may not have, either currently or in the future, adequate capital resources or funds to respond to these changes.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, bad debt provisions and trade show participation. Sales and marketing expenses increased to $2.6 million in the third quarter of 1998 from $2.3 million in the third quarter of 1997, primarily due to an increase in the number of direct sales personnel and associated expenses. Sales and marketing expenses increased slightly as a percentage of revenues to 18.3% in the third quarter of 1998 from 17.6% in the third quarter of 1997. For the first nine months of 1998, sales and marketing expense was $9.2 million compared to $4.0 million in the same period in 1997 for the same reasons as discussed above concerning the third quarter. However, sales and marketing expense decreased as a percentage of sales to 18.3% for the first nine months of 1998 from 20.3% in the first nine months of 1997 primarily due to increased revenues.

General and Administrative

     General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions and amortization of intangible assets. In connection with Transcrypt's acquisition of EFJ, the Company recorded $18.0 million of goodwill and other intangibles at the closing of this acquisition. The Company is amortizing this amount on a straight-line basis over a period of 5 to 15 years. This amortization began in August 1997. General and administrative expenses increased to $3.0 million in the third quarter of 1998 and to $9.9 million for the first nine months of 1998 from $1.6 million in the third quarter of 1997 and $2.9 million for the first nine months of 1997. General and administrative expenses as a percentage of revenues increased to 21.2% in the third quarter of 1998 from 12.3% in the third quarter of 1997. For the first nine months of 1998 and 1997, general and administrative expenses as a percentage of revenues were 19.6% and 14.5% respectfully. These increases were attributable primarily to the addition of EFJ and several administrative employees, the amortization of goodwill and other intangibles and substantial legal and professional fees incurred with the restatement of the Company's financial statements and resulting class action lawsuits, severance payments, SEC and Audit Committee investigations.

Restructuring Charge

     The Company incurred a restructuring charge in the third quarter of 1998 of approximately $1.2 million in connection with the 25% reduction in its work force. The reduction in force utilized a voluntary severance program which, among other things, provided outplacement services to the employees who choose to participate in the program. Management anticipates that the reduction in workforce will yield a savings of approximately $1.0 million on a quarterly basis with a majority of the savings coming from reduced cost of goods sold and the remainder of the savings impacting operating expenses.

Net Interest Income (Expense)

     Net interest income consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's term and installment loans and bank lines of credit. Net interest income was $148,000 in the third quarter of 1998 as compared to ($227,000) in the third quarter of 1997. Net interest income increased to $567,000 for the first nine months of 1998 compared to $8,000 for the same period in 1997. With the increase of bank debt in 1998 and the declining balance of cash and cash equivalents, interest income declined and will continue to decline while interest expense will increase on a quarterly basis, as it did in the third quarter of 1998, over amounts experienced by the Company during the first half of 1998.

Other Expense, net

     Other expense, net for the third quarter of 1998 and for the first nine months of 1998 was primarily related to the payment of minimum royalties due under a license agreement.

Benefit for Income Taxes

     The Company's effective tax benefit rate for the third quarter of 1998 was 34.3% and for the first nine months of 1998 was 33.9% compared to 4.1% and 7.4% respectively for the same periods in 1997. The percentages for 1997 were lower because of non-deductible expense of in-process research and development cost of $9.8 million.

Liquidity and Capital Resources

     Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

     The Company's operating activities used cash of $14.5 million in the first nine months of 1998 and $8.8 million in the first nine months of 1997. Cash used in operating activities in the first nine months of 1998 consisted primarily of a net loss plus a decrease in accounts payable and a decrease in accrued expenses, offset in part by depreciation and amortization a decrease in inventory, and a decrease in accounts receivable. The $8.8 million of cash used in operating activities in the first nine months of 1997 consisted primarily of a net loss, plus an increase in accounts receivable and inventory accounts, offset in part by depreciation and an increase in accrued expenses.

     The deferred tax assets totaling $12.1 million were 12.6% and 17.8% of total assets and stockholders' equity, respectively, at September 30, 1998. In order to fully realize the deferred tax assets, the Company will have to generate approximately $35.5 million in taxable income during the net operating loss carryforward period. Management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded, net of existing valuation allowances.

     Cash provided by investing activities of $12.9 million in the first nine months of 1998 was due to the sale of investments less $3.0 million of capital expenditures. Capital expenditures for the first nine months of 1998 consisted primarily of building construction cost, manufacturing equipment, computer equipment and office furniture. Cash used for investing activities in the first nine months of 1997 of $2.0 million was attributable to capital expenditures and the acquisition of EFJ. Capital expenditures for the first nine months of 1997 consisted primarily of computer and networking equipment, office furniture and manufacturing equipment and construction at the Company's Lincoln facility.

     Financing activities provided cash of $6.7 million in the first nine months of 1998. Financing activities consisted of $9.2 million in borrowings on the Company's line of credit and payment of long-term debt of $2.6 million. As of September 30, 1998, the Company had $9.2 million in outstanding indebtedness under its line of credit with U.S. Bank. On July 8, 1998, U.S. Bank agreed to waive the Company's violations of its bank credit facility arising out of the Company's failure to timely provide financial statements, meet certain financial covenants and provide monthly borrowing base certificates to U.S. Bank. U.S. Bank also agreed to waive the Company's noncompliance with the tangible net worth covenant of $55 million and to amend the credit facility by reducing the Company's required tangible net worth amount to $55 million from $70 million. On August 6, 1998, U.S. Bank agreed to waive the Company's noncompliance with the tangible net worth covenant of $55 million and to reduce the Company's required tangible net worth amount to $51 million. On October 20, 1998, U.S. Bank agreed to waive the Company's noncompliance with the tangible net worth covenant of $51 million and to reduce the Company's required tangible net worth amount to $49 million.

     The Company had outstanding IDR Bonds totaling $2.7 million at September 30, 1998. The IDR is due in annual principal payments of $140,000 plus interest at a variable rate beginning March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000 plus interest at a variable rate due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. At September 30, 1998, the remaining net proceeds of $509,000 were held in escrow for the Company pending the completion of the Company's construction project and related purchases of certain fixed assets.

     The Company intends to retain earnings, if any, and does not anticipate paying cash dividends in the foreseeable future.

     As of September 30, 1998, the Company had approximately $20.5 million in cash and cash equivalents, which includes $10.0 million of certificates of deposit securing the U.S. Bank line of credit. The Company believes that its cash, cash equivalents, investments, and lines of credit will be sufficient to meet anticipated cash needs for working capital and capital expenditures to mid-1999. However, if sales do not increase, vendors impose stricter payment requirements on the Company, bond coverage is reduced, or the Company incurs substantial costs to correct the problems being experienced in connection with completion of systems contracts for certain of EFJ projects begun prior to the Company's acquisition of EFJ or other unanticipated substantial costs, the Company may be required to seek additional financing or funding sources. No assurance can be given that the Company will be able to obtain such additional funding or financing or be able to obtain it on satisfactory terms. Additionally, see Note 7. COMMITMENTS AND CONTINGENCIES above for a discussion regarding certain pending litigation the resolution of which could materially adversely affect the Company's liquidity, future operating results, and financial condition.

     The Company has received proposals for a new revolving line of credit from several financial institutions including the Company's current bank. While no assurance can be given, the Company believes that it will successfully roll over its current revolving line of credit arrangement or secure a new banking relationship prior to the expiration of the current revolving line of credit. The new banking relationship may include the restructuring of the Company's outstanding IDR Bonds totaling $2.7 million. The Company cannot predict if the terms and conditions reached on a new revolving line of credit will be more or less favorable than the current revolving line of credit as the uncertainty of the resolution of the pending class action lawsuits are negatively impacting the Company's ability to finalize negotiations on a new revolving line of credit.

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

     The Company has converted its manufacturing and financial information system to the systems that were being utilized by its acquired subsidiary, EFJ. These systems are not Year 2000 compliant. The Company plans to upgrade that system to a newer version of the same software, which is Year 2000 compliant. A task force has been created to complete this upgrade and information exchange and planning with the software vendor has commenced. The Company plans to utilize both internal and external sources to replace the software. A project manager has been hired whose primary focus will be on Year 2000 compliance. The conversion is anticipated to be completed by mid-year 1999 with the cost estimated to be between $750,000 and $1.5 million. A majority of these expenditures will be capitalized as either software or hardware purchases, with the remaining expenditures to be expensed as incurred and are not expected to have a material effect on the results of operations. No material expenditures on this project have been incurred to date. The source of these funds will come from the Company's working capital. The Year 2000 budget is not separated from the information systems budget. The capital expenditures were planned and budgeted for in an effort to upgrade the quality of the Company's manufacturing and financial information systems and not as a direct remediation of any Year 2000 issues, although the upgrade has been accelerated as it will be a valuable by-product in addressing the Company's Year 2000 issue. Ongoing and routine upgrade purchases of personal computers are an ancillary part of being Year 2000 compliant throughout the organization. The costs of the project and the date on which the Company plans to complete its Year 2000 compliance are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant problem areas, software vendor availability and resources to assist the Company in this project given the demands of many other companies addressing this issue at the same time, and similar uncertainties.

     The upgrade mentioned above only addresses the information technology part of the Company's state of readiness with Year 2000 issues. There are other computerized systems involved in manufacturing and engineering systems of the Company that may contain embedded technology such as microcontrollers. A preliminary assessment was made as to what effect, if any, the Year 2000 issue will have on these systems and whether or not there will be a material effect on future financial results. As of September 30, 1998, no definitive conclusions have been drawn. Furthermore, the Company has not yet initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company intends to perform steps to obtain reasonable verification and written assurances from these suppliers as to their Year 2000 readiness by June 30, 1999. The Company believes that only three of its suppliers are critical to avoid any business interruptions in 2000.

     If these other internal computerized systems are not found to be Year 2000 compliant and these significant suppliers were to become unable to process shipments to the Company as a result of Year 2000 issues, it may have a material adverse effect on the Company's business, results of operations, and financial condition. There can be no guarantee that the systems of other companies on which the Company relies upon will be timely converted. The Company does not currently have any contingency plans to address the event of the Company or a
major supplier not becoming Year 2000 compliant.   Whether or not a contingency
plan is created will depend in part on the final evaluation of the other internal computerized systems and the responses received from inquiries of major suppliers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     For a description of pending litigation, see NOTE 7. COMMITMENTS AND CONTINGENCIES above.

ITEMS 2 - 4.

     Inapplicable.

ITEM 5.  OTHER INFORMATION

     Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are being filed herewith:

     EXHIBIT NO.    DESCRIPTION
     ----------     -----------
         11         Computation of net income per share.
         27         Financial Data Schedule


     (b) Reports on Form 8-K

     The Company filed a report on From 8-K on July 15, 1998, under Item 5. "Other Events" to report a press release announcing the release of its audited consolidated financial statements for 1997 (restated), 1996 (restated) and 1995, and the unaudited consolidated financial results for the first quarter of 1998.

     The Company filed a report on Form 8-K on August 13, 1998, under Item 5. "Other Events" to report the second quarter results of operations and a reduction in workforce plan.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TRANSCRYPT INTERNATIONAL, INC.



Date: November 12, 1998     By:  /S/ Craig J. Huffaker
                                -----------------------------------------
                                   Craig J. Huffaker
                                   Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)