Form 10-K405
period 1998-12-31
TRANSCRYPT INTERNATIONAL INC
filed 1999-03-30
CIK 1023516

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.


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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


    The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on March 26, 1999, as reported in the Over the Counter Bulletin Board market was approximately $26,286,336. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding of the Registrant's Common Stock, as of March 26, 1999: 12,946,624.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 1998 are incorporated by reference in Items 10, 11, 12 and 13 of
Part III of this Annual Report on Form 10-K.


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

    In addition to the historical information contained herein, certain matters discussed in this Annual Report may constitute forward-looking statements under
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the outcome of pending class action litigation involving the Company, the outcome of the pending investigation by the Securities and Exchange Commission (the "SEC"), the effects of the Company's restatement of its financial statements on the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, expectations regarding the Company's efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "-- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" below.

GENERAL

    The Company is a manufacturer of information security products and wireless communications products and systems. The Company designs and manufactures information security products which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the land mobile radio ("LMR") and telephony security markets. Through its E.F. Johnson subsidiary, the Company designs, develops, manufactures and markets (1) stationary LMR transmitters/receivers (base stations or repeaters) and (2) mobile and portable radios. The Company sells its LMR products and systems mainly to two broad markets: (1) business and industrial ("B&I") users and (2) public safety and other governmental users.

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

RESTATEMENT OF FINANCIAL STATEMENTS AND RELATED EVENTS

    In 1998, the Company restated its previously released results for the year ended December 31, 1997, the Company's financial statements for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December 31 during 1997 and 1996. The restatement of the Company's financial statements and other events relating to the restatement, including the filing of class action lawsuits against the Company and the initiation of an SEC investigation (See "Item 3. Legal Proceedings.") which occurred subsequent to March 31, 1998, have had and continue to have an adverse impact on the Company's business, financial condition, results of operations, liquidity and cash flows.

RECENT DEVELOPMENTS

     On March 1, 1999, the Company hired Michael E. Jalbert as President and Chief Executive Officer of the Company. On March 25, 1999, Mr. Jalbert became Chairman of the Board of the Company.

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

    Initially, all electronic communications were transmitted in analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio "carrier" wave. An analog transmission can be made secure by (1) "scrambling" or manipulating the original signal at the point of transmission and (2) reconstituting the original signal at the receiving end. By the late 1980s, accelerating use of wireless communications devices, such as LMRs and cellular telephones, resulted in increased demand for limited radio spectrum. In response to this demand, and enabled by the low-cost availability of digital signal processors ("DSPs"), electronics manufacturers developed spectrally efficient (I.E., low-bandwidth) digital communications devices. In digital communications, an analog signal is "digitized," or converted into a series of discrete information "bits" in the form of ones and zeroes prior to transmission. Digital transmissions can be made secure by a process known as "encryption," which involves (1) the use of a mathematical algorithm to rearrange the bit-stream prior to transmission and (2) a decoding algorithm to reconstitute the transmitted information back into its original form at the receiving end.

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

LAND MOBILE RADIO SECURITY MARKET

    One of the earliest applications of information security technology outside of the military was in protecting LMR voice communications. LMRs consist of (1) hand-held or (2) mobile (vehicle mounted) two-way radios. A typical LMR system consists of one or more base control stations networked with each other and with hand-held and/or mobile LMRs. As with all other major forms of wireless communications devices, LMRs transmit information in either analog or digital format, although there is an increasing migration to the digital format.

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

    In recent years, the cellular industry has been migrating, on an accelerated basis, away from analog devices towards digital forms of communications, which are commonly referred to as Personal Communication Services ("PCS"). Similar to the LMR industry, this migration has occurred principally due to (1) increased spectrum efficiency, (2) perception of greater voice security and (3) additional capabilities for advanced features and data communications. PCS technology typically uses variable rate voice coding, which maximizes the efficiency of transmissions by only transmitting critical pieces of information and omitting other information, such as pauses in a conversation. In the area of voice security, digital telephony is functionally more secure than analog telephony. While there are some characteristics that make digital transmissions more difficult to intercept, most digital services do not use any type of active encryption technology. However, unlike analog scanning technology, digital scanners are not yet widely available. The increased use of digital devices has resulted and will likely continue to result in reduced demand for add-on voice security devices, such as those produced by the Company.

WIRELESS PRIVACY ACT OF 1999

    On February 25, 1999, House Resolution Bill - H.R.514 passed in the House of Representatives and is likely to be approved by the Senate and signed by the President. H.R.514 - Wireless Privacy Act of 1999, amends the Communications Act of 1934 to prohibit modifying any electronic communication device, equipment, or system in a manner which causes it to fail to comply with regulations governing electronic eavesdropping devices. The bill empowers the Federal Communications Commission ("FCC") to prescribe regulations, and to review and revise them as necessary in response to changes in technology and behavior, denying equipment authorization for any scanning receiver capable of (1) receiving transmissions in frequencies allocated to the domestic cellular or personal communication service; (2) being readily altered to receive such transmissions; (3) being equipped with decoders that convert protected specialized mobile radio service transmissions to analog voice audio, or which convert protected paging service transmissions to alphanumeric text; or (4) being equipped with devices that otherwise encode encrypted radio transmissions for purposes of unauthorized interception.

     H.R. 514 directs the FCC, with respect to scanning receivers capable of receiving transmissions in frequencies used by commercial mobile services and that are shared by public safety users, to examine methods and prescribe regulations to enhance the privacy of such frequency users. H.R. 514 also requires tampering prevention measures and warning labels to be considered by the FCC in prescribing such regulations.

    The Company's encryption devices are designed to provide secure wireless and wireline communications regardless of the level of restrictions which may be imposed upon monitoring or scanning equipment providers as outlined in H.R. 514. It may be possible that the enactment of H.R. 514 could lead some wireless communication users in the United States to feel that their communications are more secure, and thus lessen their desire for additional means of providing secure voice transmissions.

WIRELESS COMMUNICATIONS INDUSTRY

OVERVIEW

    The mobile wireless communications industry began in the mid-1930s when police departments began using LMR systems to enable immediate communication between headquarters and officers patrolling the community. As (1) other public safety agencies and commercial enterprises recognized the benefit of immediate communications with their field personnel, (2) technological advances made LMR systems more affordable and (3) increasing amounts of spectrum were allocated for LMR use, LMR dispatch service expanded beyond its traditional police and fire applications to become an integral communications service for a variety of government and commercial enterprises. Today, in addition to dispatch-oriented LMR service, many other forms of mobile wireless communication technologies have emerged and are continuing to be developed to meet the varied communication needs of an increasingly mobile society. These include paging, mobile data, cellular telephone and personal communication services.

BUSINESS AND INDUSTRIAL SYSTEMS MARKET

    B&I users include large commercial, industrial and other private enterprises, such as utility, construction and oil companies, railroads and universities which require rapid communications among personnel spread out over relatively large geographic areas. While many B&I LMR users purchase and operate entire systems for their own use, a large segment of the B&I market consists of specialized mobile radio ("SMR") operators such as NEXTEL Corp. and Centennial Communications, and their customers. SMR operators build and lease private LMR systems on a for-profit basis. They sell airtime to end-users whose mobile communication needs can be served by renting or purchasing subscriber units as opposed to purchasing an entire system, or who are unable to obtain a FCC license to operate their own system. Traditionally, end-users of SMR services have included taxi fleets and smaller construction and delivery service companies. Currently, many SMR operators in the larger metropolitan markets, such as NEXTEL Corp., are also offering more consumer-oriented, cellular-like SMR services.

    There are two general types of LMR systems serving B&I users, (1) conventional and (2) trunked. Both operate on the specific frequency bands which the FCC has allocated for such types of systems. Conventional LMR systems use a single channel to transmit and receive information. All users have unrestricted access, similar to a "party" telephone line, and the user must monitor the system and wait until the channel is unoccupied. Trunked systems, including the Company's logic trunked radio ("LTR-Registered Trademark-") product, combine multiple channels so that when a user begins transmitting, an unoccupied channel is automatically selected. Conventional LMR systems are relatively inefficient compared to trunked systems.

    The development of trunked LMR systems and the allocation of additional frequency spectrum in the 1970s triggered significant growth in LMR use for B&I applications. In recent years, technological developments by E.F. Johnson and others have enabled LMR systems to be "networked," involving multiple "sites" linked together through a switch to provide extended geographical coverage. In addition, many trunked subscriber units are capable of functioning as mobile telephones through interconnections to the public switched telephone network. The Company has responded to changes in the standard LTR-Registered
Trademark- protocol with the creation of LTR-Net(TM) in 1997, which allows systems operators to link sites together and provide telephone interconnection, electronic serial numbers and improved system security in an advanced B&I focused trunking system.

PUBLIC SAFETY AND OTHER GOVERNMENT USERS MARKET

    Public safety and other government users include state and local agencies, such as law enforcement, fire and emergency medical personnel, and military and non-military federal governmental agencies. Many of these users operate LMR equipment which complies with specifications established by the Association of Public Safety Communications Officials International Inc. ("APCO"), while the remainder operate mostly conventional and non-APCO trunked LMRs. The most widely used APCO standard is the "APCO 16" standard established in 1979, which includes specifications for 800 MHz transmission, analog voice modulation and trunking functions for using the frequency spectrum. In 1988, E.F. Johnson entered the market for APCO 16 products with its Multi-Net -Registered Trademark- system.

    In 1995, the APCO Advisory Board promulgated a new standard known as APCO
25. Although public safety agencies are not currently required by the FCC or APCO to purchase APCO 25 compliant LMR systems or otherwise adopt the APCO 25 standard, the Company believes that APCO 25 compatibility will be one of the key purchasing factors for public safety and other government LMR users. Furthermore, as LMR users upgrade their existing APCO 16 systems to comply with FCC-imposed bandwidth limitations, the Company expects that demand for APCO 25 compliant LMR systems will increase, due in part to the fact that APCO 25 systems can potentially be configured for compatibility with older APCO 16 mobile and portable radios, allowing early adopters of the APCO 25 standard to purchase new equipment without replacing all of their subscriber radios. Additionally, the Company's APCO 25 radios can be used on existing E.F. Johnson and most Motorola APCO 16 systems. However, to date the APCO 25 market is developing slowly which the Company believes is primarily due to the high cost and limited availability of APCO 25 compliant system infrastructure and radios.

INFORMATION SECURITY PRODUCTS

OVERVIEW

    Transcrypt first entered the information security market in 1978 with simple, transistor-based add-on scrambling modules for use in analog LMRs using basic single-inversion scrambling techniques. Transcrypt marketed these products primarily to public safety agencies and international governments. Since that time, the Company has further developed and improved upon its core information security technologies, which have at various times been implemented into the Company's scrambler modules and other products within its major information security product families, (1) LMR Security and (2) Telephony Security.

    The core technologies currently available to the Company for incorporation in its products include the following methods, which are listed in increasing order of sophistication of security technique: (1) frequency inversion (inverting or otherwise adjusting the phase of a signal based on a consistent method), (2) rolling code transmission (incrementally stepping codes), (3) frequency hopping transmission (changing broadcast frequencies multiple times per second based upon an algorithm) and (4) digital encryption (encoding a digital bit-stream based upon a mathematical encryption algorithm).

    As with all of the Company's information security products, the use of scrambling and encryption equipment is required on both the transmitting and receiving sides of communications in order to operate in secure mode. For example, in order to achieve secure LMR communications, it would be necessary for both the transmitting and receiving equipment, including hand-held, mobile devices and base stations, to be equipped with one of the Company's modules, whether as an add-on installation or in the form of one of the Company's complete LMRs. In the Company's telephony family, a scrambled cellular telephone may communicate in secure mode only with (1) another of the Company's secure cellular telephones, (2) a PBX interchange or cellular service provider that has installed one of the Company's Voice Privacy Exchange Units or (3) a landline telephone equipped with one of the Company's external desktop units. However, all of the Company's products can be used in the clear, non-scrambled mode with equipment that does not contain a security device.

LAND MOBILE RADIO SECURITY

    The Company offers a variety of add-on LMR scrambling products featuring its core technologies at varying levels of security. Add-on scramblers are available in two packages, (1) a modular package consisting of a circuit board that is designed to be permanently soldered into existing circuitry and (2) a socket package designed for installation in sockets with standard pin configurations which original equipment manufacturers ("OEM") may install.

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

    The Company offers cellular telephones upgraded to include the Company's advanced add-on scrambling modules. The Company believes that offering cellular telephone security through a complete telephone product offers certain advantages over add-on scrambler sales. These advantages include (1) presenting the customer with a single vendor, (2) overcoming customer resistance to surrendering their telephones during installations and (3) allowing the Company to market cellular security directly to cellular service providers. In the area of landline telephone voice security, the Company has, since 1995, produced landline scrambling and encryption devices for installation between the handset and telephone base, which have been purchased primarily by overseas government and corporate users. In 1997, the Company introduced a line of complete landline telephones with built-in voice security capability.

     Due to a lack of demand, the Company determined in mid-1998 to discontinue offering its "Secure Office" product line. This product allowed a company-wide telephony and data security solution based upon products using real-time high-speed encryption techniques.

WIRELESS COMMUNICATIONS PRODUCTS

    The Company sells its wireless communications products primarily to LMR dealers, SMR operators, governmental entities and the utility industry. End-users include B&I concerns and public safety and other government users desiring point to multi-point communications. Most of these types of products are sold under the "E.F. Johnson" brand name. To increase its product offering to its wireless customers, the Company has incorporated its encryption technology into its wireless communications radio products. The following discussion summarizes the types of products typically sold to both of these types of users.

BUSINESS AND INDUSTRIAL USERS

    The Company serves the B&I market primarily with its LTR-Registered Trademark- and analog conventional LMR product lines. The Company's analog conventional LMR product line is sold into all of the LMR markets which the Company serves. Management believes that significant niche markets continue to exist for analog conventional LMR products with value added technology, such as signaling protocols, security features and scrambling technology.

    The LTR-Registered Trademark- product line incorporates the E.F. Johnson LTR-Registered Trademark- trunking protocols and includes (1) sub-audible signaling, which automatically selects a clear or unoccupied channel, (2)
open architecture that is compatible with other analog products and (3) transmission trunking which provides efficient use of the channels. In December 1997, the Company completed the design of a trunked LMR system known as "LTR-Net(TM)," which uses its LTR-Registered Trademark- trunking system in a wide-area configuration, allowing linked communications over a much larger geographic area than a single trunked system while also providing a much needed array of user security functions.

    The Company's products for the SMR market include mobile radios, portable radios and repeaters, along with other infrastructure to provide a complete SMR system. The Company targets smaller regional SMR operators which offer a combination of dispatch and interconnect services and the traditional local SMR operators and dealers who serve local businesses primarily with dispatch service. In serving this market, the Company relies heavily on its network of dealers, many of whom are authorized by the Company as service centers and provide installation, maintenance, repair and warranty service. The Company believes that the end-users of these products value (1) the low cost of point to multi-point communications, (2) flexibility of networking and (3) support and responsiveness of the Company and its dealers.

    Competition in the domestic business and industrial market has been increasing. New 800 MHz SMR frequencies are not available and existing channels are filling up. SMR operator's with licenses for 900 MHz channels have been slow to develop their build outs. There has been consolidation in both of these SMR marketplaces. A large number of SMR systems have been converting from analog to digital, which has resulted in the increasing availability of used analog radios and repeaters in the marketplace. These factors have contributed to reduced market demand for new and existing products. Competitors have been reducing their prices and therefore putting pressure on the Company's prices and margins in this market.

    PUBLIC SAFETY AND OTHER GOVERNMENT USERS

    The Company serves public safety and other government users primarily with its APCO 16 Multi-Net(TM) analog and APCO 25 digital product lines. The APCO 16 Multi-Net(TM) was built upon the success of the E.F. Johnson LTR-Registered Trademark- trunking protocol. The Company believes that its Multi-Net(TM) system, which links together multiple sites for wide-area coverage using a proprietary architecture, is a high-quality, cost-effective alternative to comparable APCO 16 systems produced by other manufacturers. The Company's system offers many features specifically designed for public safety users, such as (1) emergency queuing, (2) over 8,000 unique identification codes, (3) automatic subscriber identification, (4) five levels of priority access, (5) simulcast, and (6) a wide area system configuration. The Company provides a broad line of Multi-Net(TM) products, including repeaters, radio network terminals, system management modules, duplex subscriber units, dispatcher consoles, audio and data link and related accessories. E.F. Johnson Multi-Net(TM) systems are sold both domestically and internationally. The Company's APCO 25 compliant analog/digital radios are compatible and interoperable with older analog radio systems, as well as with Motorola's proprietary analog APCO 16 trunking technology (SmartNet(TM) and Smartzone(TM)) and proprietary digital encryption algorithms. In August 1996, the Company introduced a hand held digital LMR complying with the APCO 25 "common air interface" standard and also featuring advanced core scrambling and digital encryption technologies. All of the Company's APCO 25 radios contain as standard features voice scrambling and/or digital encryption technology. The Company believes that such backward compatibility with most Motorola's APCO 16 trunking technology will provide early adopters of the APCO 25 standard, such as the federal government and many public safety agencies, with the ability to purchase new equipment without replacing entire older systems.

PRODUCTS UNDER DEVELOPMENT

    Consistent with the Company's development efforts for its existing products, the Company designs new products around common core scrambling and encryption technologies using common signal processing platforms and circuitry. Using this approach, the Company has generally been able to incorporate improvements in core technologies into its new products more quickly and with relatively lower development costs compared to developing entire products separately. The following discussion contains a summary of the Company's principal products under development. The Company cannot assure that it will be able to successfully develop any of these products or, if developed, that any such products will be commercially viable or result in material sales.

LAND MOBILE RADIO SECURITY

    The LMR security products under development are new versions of the Company's SC20-DES module for deployment in different models of radios, including sockets in certain new model Motorola radios introduced in late 1998. From time to time, the Company also has under development a number of custom security modules, including those incorporating custom encryption and scrambling algorithms.

TELEPHONY SECURITY

    Telephony security products under development include voice security modules for Nokia and Qualcomm phones.

WIRELESS COMMUNICATIONS

    The Company plans to introduce in 1999 additional models of its hand-held digital LMRs containing different features, as well as a line of mobile digital LMRs, which are intended to comply with the APCO 25 standard. The Company also plans to introduce additional mobile radio models that transmit in analog format (E.G., APCO 16 and conventional LMRs) for the existing analog market, which can be upgraded to complete APCO 25 functionality. These radios will contain as optional features voice scrambling and/or digital encryption technology. These radios will also be compatible and interoperable with older analog LMRs, and some of the radios will offer compatibility with most of Motorola's proprietary analog APCO 16 trunking technology (SmartNet(TM)/SmartZone(TM)) and Motorola's digital encryption algorithms. At this time, the Company has not undertaken the development of APCO 25 infrastructure equipment, but has entered into an OEM agreement with a third party vendor for conventional APCO 25 repeater products. The Company also plans to introduce a new line of cost effective radios primarily for its LTR-Net(TM) system, but also capable of analog voice transmissions in LTR-Registered Trademark- and conventional modes of operation.

CUSTOMERS

    The Company's customers use information security products in a variety of situations involving differing security needs. For example, domestic and international police forces typically have a medium to high need for security, while military users which are often faced with hostile and determined threats typically have a very high need for security. Purchasers of the Company's information security and wireless communications products include public safety agencies and police forces, federal government agencies, foreign governments, the military, cellular service providers, LMR manufacturers and business and corporate users in finance, manufacturing and media/entertainment, among other industries. No customer accounted for more than 10% of the Company's revenues during 1998.

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

    The Company distributes its add-on information security products to both (1) end-users in the LMR and telephony markets and (2) distributors, such as LMR dealers, that resell these products to end-users. Currently, the Company sells self-branded, complete, analog secure cellular telephones primarily through distributors and cellular service resellers.

    The Company's basic marketing strategy has been to increase market awareness of the need for information security products and to convey the technical capabilities of its products. The telephony security products marketing staff conducts promotions through a mix of print advertising, trade shows, direct mail campaigns, press releases and presentation material, and distribution of demonstration and loaner equipment, which are sometimes coordinated with product launches and trade shows.

WIRELESS COMMUNICATIONS

    The Company's sales and marketing functions for LMR systems focus on (1) the North American market and (2) the international market. For North American sales, the Company uses a direct sales force of account executives and sales managers, who sell Company products primarily (1) in the APCO market and (2) to larger dealers, SMR operators, and telemarketing personnel who sell primarily to smaller dealers and SMR operators. The Company's international sales are made through a specialized international direct sales force and by Company authorized dealer/distributors.

    LTR(R) and conventional LMR products are sold in North America primarily to independently owned and operated dealers, some of which are also SMR operators. The dealers typically carry other competitive product lines as well. These products are distributed internationally primarily through dealers and distributors located in more than 45 countries. Many of the dealers also are authorized as service centers and provide installation, maintenance, repair and warranty service. The Company provides comprehensive dealer support, including cooperative advertising programs, advertising materials, sales and service training, and technical support.

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

    A number of factors can limit the availability of such bonds, including the applicant's financial condition and operating results, the applicant's record for completing similar systems contracts in the past and the extent to which the applicant has bonds in place for other projects. During 1998, the Company experienced problems with the completion of systems contracts for certain E.F. Johnson projects begun prior to the Company's acquisition of E.F. Johnson. The Company believes that it has corrected most of these systems problems and is working to correct the remaining problems. If a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company's bonds could reduce the maximum amount of bond coverage available to the Company or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. A reduction in the amount of bond coverage available to the Company or any restrictions imposed in connection with the issuance of bonds would adversely affect the Company's ability to bid on new system contracts in the future.

CUSTOMER SERVICE

    For the Transcrypt product line, the Company provides toll-free telephone access for customers with technical or other problems. The Company will customize product training for its customers using a classroom approach or seminars at either or both the customer's site and the Company's Lincoln facility. The Company offers a standard warranty on all products, which covers parts and labor for a period of one year from purchase, with an extended warranty service option available at an additional cost.

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

    For the E.F. Johnson product line, the Company's customer service group provides worldwide after-sales service and support, including technical support through a toll-free telephone number, on-site technical personnel for repairs and applications issues, 24-hour turnaround for spare parts and extensive product training. Product training includes classes and seminars available at both the customer's site and Waseca manufacturing facility. Such training provides assistance to the end-user in the use, operation and application of LMR products and systems, and trains other end-users and dealers to perform network programming changes and preventive maintenance and repair to products and systems. LMR products and systems are generally sold with a one year warranty which covers parts and labor in North America and parts internationally. Broader warranty and service coverage is provided in certain instances to private systems customers on a contractual basis, usually for an additional charge.

MOTOROLA RELATIONSHIP

    Motorola is a key manufacturer of electronic components used by the Company. These components include microprocessors and components used in most of the Company's scramblers and LMRs, which the Company purchases through an electronics wholesaler. Furthermore, pursuant to a product sales agreement executed in June 1996, Motorola sells to the Company, upon the Company's request, original equipment cellular telephones and related accessories from Motorola's MicroTAC(TM) line, which the Company resells equipped with its DSP-based encryption devices and labeled with the Transcrypt logo. This agreement with Motorola specifies fixed prices for purchases of such equipment, and provides that after December 31, 1997, either party may terminate the agreement upon 30 days' prior notice. The Company may also purchase from Motorola base stations, repeaters and other LMR infrastructure components in order to fulfill systems contracts requiring compatibility with these devices.

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

INTELLECTUAL PROPERTY

    Transcrypt presently holds registered copyrights which cover software containing algorithms for frequency hopping, scrambling and signaling technologies for LMR and cellular telephony, and one domestic patent, which covers continuous synchronization methods used in analog scrambling products. Transcrypt has been granted 8 patents relating to high-end scrambling and encryption techniques and methods of integrating after-market devices, such as the Company's modules, into OEM products, and has applied for 28 additional domestic patents in this area. Transcrypt also holds three registered trademarks related to the "Transcrypt" name and product names. In addition to the rights held by Transcrypt, E.F. Johnson currently holds or has been assigned at least 23 U.S. patents, 10 pending applications for U.S. patents, 11 patents in foreign countries and 8 pending applications for patents in foreign countries. These patents and applications cover a broad range of technologies, including trunking protocols and a high-speed data interface for LMR communications. Furthermore, E.F. Johnson holds numerous registered trademarks related to the "E.F. Johnson" name and product names. In addition to copyright and patent laws, the Company relies on trade secret law and employee and third-party non-disclosure agreements to protect its proprietary intellectual property rights.

RESEARCH AND DEVELOPMENT

    As of December 31, 1998, the Company had a research and development staff of 78 individuals, including 75 engineers. The Company organizes research and development efforts along its two main product lines, (1) information security and (2) wireless communications products. As part of the integration of E.F. Johnson's research and development team with Transcrypt's research and development efforts, the Company has focused significantly on integrating technologies in order to offer new advanced products by taking advantage of the competencies of each of the engineering staffs of Transcrypt and E.F. Johnson. For example, the combined staffs have worked on projects to integrate digital signal processing technology into the E.F. Johnson radios to make them interoperable with Multi-Net(TM), SmartNet(TM) and APCO 25.

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

WIRELESS COMMUNICATIONS

    The Company's wireless communications research and development organization have expertise in radio frequency technology, computer architecture, switch architecture, networking, software and analog and digital hardware designs. Ongoing engineering efforts are focused on adding additional features to existing product lines and developing new and innovative platforms. Cross-disciplinary planning groups involving marketing, manufacturing and engineering are used for product planning and definition. Present research and development efforts are involved in upgrading existing product lines, including the development of next generation repeaters and mobile radios for the Company's principal product lines. The Company also has a staff of systems applications design, manufacturing and customer service engineers that focuses on design and implementation of customized radio systems.

MANUFACTURING

    The Company's manufacturing operation generally consists of the procurement of commercially available (1) subassemblies, (2) parts and (3) components, such as integrated circuits, printed circuit boards and plastic and metal parts, and their assembly into finished products. Certain components and subassemblies are manufactured by vendors to the Company's specific design criteria. The Company inspects all components and subassemblies for mechanical and electrical compliance to its specifications in order to ensure high yield and quality.

    The Company produces many of its wireless communications products, including its APCO 25 compliant products, at its Waseca, Minnesota facility. The Company manufactures all of its information security products at its facility in Lincoln, Nebraska. The Company is currently evaluating alternative manufacturing strategies to reduce costs and improve efficiencies.

MATERIALS AND SUPPLIERS

INFORMATION SECURITY

    The Company obtains most of its electronic parts and components for information security and radio products from one principal distributor, Arrow/Schwebber Electronics Group. The Company believes that concentrating its purchases through one principal distributor lowers procurement costs and enhances the ability to control the quality of these components and subassemblies. The distributor stores several months' supply of basic components, such as microprocessors, flash, and digital signaling processors, on-site at the Company's manufacturing location on a consignment basis, which reduces inventory maintenance costs. Additionally, the Company acquires from other manufacturers certain high-end subassemblies, such as radio frequency boards for use in complete LMR units that the Company manufactures. See "-Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price -- Dependence on Suppliers."

WIRELESS COMMUNICATIONS

    Certain components and subassemblies used in the Company's wireless communications products are presently available only from a single supplier or a limited group of suppliers. To date, the Company has been able to obtain adequate supplies of key components and subassemblies in a timely manner from existing sources. Currently, Motorola is the sole supplier of a majority of the semiconductors used in certain of the Company's LMR products. Although historically the Company has not experienced a disruption of Motorola's supply of this product, disruption or termination of Motorola's supply of this product would have a material adverse effect on the Company's operations.

    Most of the Company's newer analog LMRs for the B&I market have been manufactured by Icom Japan ("ICOM") under contract by the Company. Products produced by ICOM have included hand-held portable radios that operate in both conventional and trunked mode and more recently, mobile units as well. In general, the Company and ICOM have jointly developed new products produced by ICOM for the Company. Although historically the Company has not experienced a disruption in ICOM's ability to supply these products, disruption or termination would have a material adverse effect on the Company's ability to supply certain LMRs to its B&I customers. ICOM requires that the Company supply a letter of credit before products are shipped to the Company.

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

GOVERNMENT REGULATION AND EXPORT CONTROLS

INFORMATION SECURITY

    The Company's information security products have been subject to export restrictions administered by the Department of State and the Department of Commerce, which permit the export of encryption products only with the required level of export license. U.S. export laws also prohibit the export of encryption products to a number of specified hostile countries. Although to date the Company has been able to secure most required U.S. export licenses, including for export to approximately 116 countries since 1978, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future or at all. Based on prior experience in securing export approvals, the Company believes that it maintains good relations with federal government agencies with jurisdiction over its products. Additionally, in certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported.

    In November 1996, President Clinton issued an Executive Order (the "Executive Order") altering the federal government's policies governing the export of encryption products, such as those currently offered and proposed to be offered by the Company. The Executive Order shifts jurisdiction for export controls and licensing relating to encryption technology from the Department of State to the Department of Commerce and removes from the "munitions" list most encryption products. In addition, the Executive Order establishes a key management control program, under which a third-party would hold "keys" to unlock encrypted information for legitimate law enforcement and national security needs. As a result of the Executive Order, certain products featuring digital encryption technology that had not previously been exportable can now be exported. This development may increase competition for international sales of the Company's analog scrambling products. Under interim regulations adopted in December 1996 by the Department of Commerce, during a two-year transition period, non-key recoverable 56-bit digital encryption products may be approved for export if the manufacturer (1) commits to build and market key recovery products and support key management infrastructure in the future and (2) provides to the government interim reports detailing internal development efforts.

    In September 1998, the Clinton Administration announced plans to ease export restrictions on encryption products for U.S. companies in the finance, healthcare, insurance and electronic commerce industries. The plan would allow the export of 56-bit encryption products without requiring provisions for key recovery, after a one-time review, to interested parties outside of designated terrorist nations. The new policy would allow export of encryption products of any strength if key recovery or access to plaintext is provided to a third party. The Clinton Administration will also support the Federal Bureau of Investigation's proposal to create a technical support center to aid law enforcement in staying abreast of new encryption technologies. While industry is usually supportive of any easing of export restrictions, they argue that 56-bit encryption has been broken and that stronger encryption is now necessary.

    In response to industry opposition to the Clinton Administration's policies, Members of Congress have taken aggressive steps to further expand exports of encryption products. In the 106th Congress, Members of the House of Representatives and Senate have introduced legislation to loosen export restrictions on export technology. In the House, pro-strong encryption legislation sponsored by Rep. Bob Goodlatte (R-VA) currently has the backing of much of the Republican and Democratic leadership, as well as over 300 sponsors. Rep. Goodlatte's bill H.R. 850, would allow for the export of any mass-market encryption software or hardware and allow for the export of customized products equal in strength to what is available in foreign markets. However, the Clinton Administration opposed similar legislation during the 105th Congress. Also, the FBI and national security officials continue to argue that lifting current controls would give criminals and terrorists access to unbreakable encryption products.

    In the Senate, Senator Conrad Burns has announced plans to introduce legislation similar to his bill from the 105th Congress, the Promotion of Commerce On-Line in the Digital Era Act. The bill prohibited mandatory key recovery and established an Information Security Board as a forum to foster communication and coordination between industry and government. Additional bills in both the House and Senate are expected to be introduced.

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

    The FCC, through the Public Safety Wireless Advisory Committee, is considering regulatory measures to facilitate a transition by public safety agencies to a more competitive, innovative environment so that the agencies may gain access to higher-quality transmission, emerging technologies, and broader services, including interoperability. In August 1998, the FCC adopted rules for licensing the largest block of spectrum ever allocated at one time for public safety. The FCC established rules for licensing 24 megahertz in the 700 MHz band and established a band plan for use of this spectrum. In accordance with this rule, in January 1999 the FCC established a Public Safety National Coordination Committee to advise it on issues relating to the use of the 700 MHz public safety spectrum. The Committee would be responsible for formulating a national interoperability plan, recommending technical standards to achieve interoperability spectrum, and providing policy recommendations on an advisory basis to the regional planning committees in order to facilitate the development of coordinated plans. The Committee's recommendations could affect products manufactured by the Company. Management cannot predict the outcome of the FCC review or any specific changes in the spectrum of FCC policies, or any potential effect on the Company's sales.

COMPETITION

INFORMATION SECURITY

    The markets for information security products are highly competitive. Significant competitive factors in these markets include product quality and performance, including (1) the effectiveness of security features, (2) the quality of the resulting voice or data signal, (3) the development of new products and features, (4) price, (5) name recognition and (6) the quality and experience of sales, marketing and service personnel. A number of companies currently offer add-on scramblers for LMRs that compete with the Company's add-on information security products, including Selectone Corp., Midian Electronics Inc., and MX-COM Inc. Also, Motorola and Ericsson offer high-end, proprietary digital encryption for their LMR products. Cycomm International Inc./Privaphone and Motorola offer add-on security products for cellular telephones. Competitors to the Company's secure landline telephone products include AT&T Corporation/Datatek, Motorola, Cycomm International Inc., Cylink Corporation and TCC (Technical Communications Corporation).

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

    The Company competes in the wireless communications market on the basis of price, technology and the flexibility, support and responsiveness provided by the Company and its dealers. The Company is also experiencing reduced demand for and downward pricing pressure on its wireless communication analog products sold to business and industrial users. Management believes that this is due to several factors. These include the fact that (1) no new 800 MHz SMR frequencies are being made available and existing channels are filling up; (2) SMR operator's with licenses for 900 MHz channels have been slow to develop their build outs; (3) there has been consolidation in both of these SMR marketplaces; and (4) a large number of SMR systems have been converting from analog to digital which has resulted in the increasing availability of used analog radios and repeaters in the marketplace. Most of the Company's competitors in wireless communications have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company.

    In addition, many of the Company's competitors also possess entrenched market positions, other intellectual property rights and substantial technological capabilities. In the North American SMR market, the Company's competitors include Motorola, Ericsson, Uniden America Corporation ("Uniden"), Kenwood U.S.A. Corp., ICOM America, Inc., Relm Corporation and Midland International Corp. The Company believes that cellular telephones and personal communication services devices provide, to some extent, the same functionality as SMRs and other LMRs and, as such, may compete with its products. The Company believes that the international wireless communications market is fragmented, with Motorola, Kenwood, Nokia, and Ericsson the dominant suppliers. The Company also competes with Uniden, Hitachi Denshi, Ltd. and Tait in Asia.

    As of March 26, 1999, the Company, Motorola, Relm Communications, Racal Communications and Kenwood are believed to be the current suppliers of APCO 25 LMR products. Companies which have announced or are anticipated to announce the availability of APCO 25 compliant products or digital LMRs include ADI, AMP, Midland Systems and Daniels Communications.

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

EMPLOYEES

    At December 31, 1998, the Company had 354 full-time equivalent employees, including 106 at its Lincoln, Nebraska facility, 217 at its Waseca, Minnesota facility, 8 at its Burnsville, Minnesota sales office and approximately 23 field sales people, sales managers or staff located in the sales territories in which they serve. The Company also uses temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of the Company's employees are covered by a collective bargaining agreement.

SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

    Certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and 21E of the Exchange Act. These forward-looking statements relate to, among other things, the outcome of pending class action litigation involving the Company, the outcome of the pending investigation by the SEC, the effects of the Company's restatement of its financial statements on the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, expectations regarding the Company's efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. The following is a summary of some of the important factors that could affect the Company's future results of operations and its stock price, and should be considered carefully.

SECURITIES CLASS ACTION CLAIMS

    The Company has been named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska, and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints, as amended, also name one or more current and former officers of the Company and PriceWaterhouseCoopers, LLP as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

    Although the class action lawsuits do not allege the amount of damages and other relief that the plaintiffs are seeking, the Company believes the amount of damages ultimately sought by the plaintiffs will be material. In light of the Company's restatement of financial information contained in its various registration statements and prospectuses, the Company believes that there may be an unfavorable outcome for at least some of the claims asserted in the lawsuits or which may be asserted in the future against the Company.

    On November 4, 1998, Physician's Mutual Insurance Company filed an action in the District Court of Douglas County, Nebraska against the Company, PriceWaterhouseCoopers, LLP and two former officers of the Company. The complaint contains common law causes of action for fraudulent misrepresentation, fraudulent concealment and negligent misrepresentation against the defendants arising from the same facts and circumstances underlying the class actions. The complaint seeks damages in an amount to be proved at trial, but which is currently alleged to be approximately $850,000.

    Many factors will ultimately affect and determine the results of the litigation. The Company can provide no assurance that the outcomes will not have a material adverse effect on the Company's business, financial condition, liquidity, results of operations and cash flows.

    The pending litigation, SEC investigation and any future litigation against the Company and its officers or directors, regardless of outcome, has resulted, and will continue to result, in costs and expenses to the Company for legal and related assistance not covered by insurance. Accordingly, any such pending or future litigation could have a material adverse effect on the Company, regardless of the outcome of the litigation. For further information regarding legal proceedings see "ITEM 3. LEGAL PROCEEDINGS."

SEC INVESTIGATION

    In April 1998, the SEC issued a formal order of investigation to determine whether violations of certain aspects of the Federal securities laws had occurred in connection with the Company. While it is not possible at this time to determine whether the SEC is likely to initiate enforcement action against the Company or the outcome of the SEC's investigation, the SEC has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties, imposition of a cease and desist order and issuance of removal and prohibition orders against Company-affiliated persons, among other things.

EFFECTS OF RESTATEMENT, CLASS ACTION LAWSUITS AND SEC INVESTIGATION ON THE COMPANY'S BUSINESS

    The restatement of the Company's financial statements, class action lawsuits and the SEC investigation have had an adverse impact on the Company's business, financial condition, results of operations, liquidity and cash flows. Subsequent to March 31, 1998, the Company has experienced declining revenues, substantial operating losses, and substantially reduced liquidity.

    Because of the uncertainties resulting from those events, the Company is also evaluating all of its product lines, and has implemented and is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues. Implementation of any plan resulting from these initiatives may result at some future date in substantial up front cost.

    The Company can provide no assurance that the restatement of its financial statements and the ongoing class action lawsuits and SEC investigation, regardless of their outcomes, will not continue to have a material adverse effect on the Company's business, financial condition, results of operations, liquidity and cash flows. See "ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

    In addition, the competition in the domestic B&I market has been increasing because of reduced demand for radios due to the absence of new 800 MHz SMR frequencies being made available, the slow build out of 900 MHz channels and the consolidation in both 800 MHz and 900 MHz SMR marketplaces reducing the number of potential buyers. There are also a large number of SMR systems converting from analog to digital which has resulted in the increasing availability of used analog radios and repeaters in the marketplace.

    Many of the Company's competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than the Company. Accordingly, the Company cannot assure that (1) it will be able to continue to compete effectively in its markets, (2) competition will not intensify or (3) future competition will not have a material adverse effect on the Company. In addition, the Company cannot assure that new competitors will not arise and begin to compete in the markets for the Company's products.

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

    The Company believes that the wireless communications equipment industry is undergoing a period of consolidation which (1) may involve the acquisition or merger of some of the significant manufacturers of these types of products and
(2) a concentration of market share in a relatively few companies. The Company cannot assure that consolidations in the industry would not result in the strengthening of its existing competitors or the creation of new competitors, some of which may have significantly greater financial, managerial, technical and marketing resources than the Company. See "-- Competition."

RELIANCE ON MOTOROLA

    The Company is dependent on continuing access to certain Motorola products, electrical components and proprietary intellectual property. Although the Company believes that its relationship with Motorola is good, the Company cannot assure that Motorola will continue to supply products, electrical components and proprietary intellectual property to the Company on the scale or at the price that it now does. In addition, Motorola may increasingly perceive the Company as a competitor. This perception could impact Motorola's willingness to do business with the Company. Although the Company has certain contractual relationships with Motorola as a customer, most of these agreements are subject to termination in certain circumstances and expire by their terms within one to ten years. Any reduction of the Company's contractual relations with Motorola or a decision by Motorola to reduce or eliminate the provision of products, components and technology to the Company could have a material adverse effect on the Company. See "-- Motorola Relationship."

TRANSITION FROM ANALOG TO DIGITAL PRODUCTS

    The LMR and cellular telephone markets are migrating from analog to digital equipment. This migration is primarily due to bandwidth capacity constraints and the perception that digital transmissions are more secure than analog transmissions. As a result, the Company is seeking to upgrade many of E.F. Johnson's LMR products to be compatible with digital LMR communications standards, including APCO 25. However, the Company cannot assure that it will be able to effect this transition on a timely basis or that digital products will compete successfully in the LMR marketplace. The failure of products to compete successfully in the marketplace would have a material adverse effect on the Company. In addition, there has been delay in the marketplace acceptance of digital LMR communications standards. This delay may continue to adversely affect sales of the Company's APCO 25 products. Furthermore, the transition from analog to digital communications is resulting in, and in the future is likely to continue to result in, a decrease in demand for the Company's add-on security modules, as customers may perceive digital communications to be more secure than communications using analog devices.

RAPIDLY EVOLVING MARKETS

    The information security and wireless communications products markets in which the Company competes are rapidly evolving and can be expected to further evolve in the future as a result of changing technology, industry standards and customer requirements. The Company's ability to compete effectively will depend upon its ability to anticipate and react to these changes in a timely manner. The Company may not have, either currently or in the future, adequate capital or human resources to respond to these changes.

    The development of new technologies by existing or future competitors may place the Company at a competitive disadvantage by rendering some or all of its existing or new products obsolete. The Company has invested heavily in the introduction of LMR radios that comply with the APCO 25 standard. Some manufacturers have adopted and actively support other digital LMR transmission standards for the public safety marketplace. The widespread acceptance of one or more other standards in the public safety market would have a material adverse effect on the Company. See "-- Competition."

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

RISKS ASSOCIATED WITH INTERNATIONAL SALES

    In 1998 and 1997, international sales constituted approximately 36.6% and 38.1% of revenues, respectively. International sales are subject to a number of risks not found in domestic sales. These risks include (1) unexpected changes in regulatory requirements, (2) tariffs and other trade barriers, (3) political and economic instability in foreign markets, (4) difficulties in establishing foreign distribution channels, (5) longer payment cycles, (6) uncertainty in the collection of accounts receivable, (7) increased costs associated with maintaining international marketing efforts and (8) difficulties in protecting intellectual property. In particular, the purchase of Company products by international customers presents increased risks of, among other things, delayed or reduced collection of revenues. Because most of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may also affect the price, competitiveness and profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Troubled economic conditions, such as that being currently experienced in Asia and in Latin America, could result in lower revenues for the Company.

    Some of the Company's information security products are subject to export controls under U.S. law, which in most cases requires the approval of the Department of Commerce in order to ship internationally. The Company cannot assure that such approvals will be available to it or its products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. The Company's inability to obtain required export approvals would adversely affect the Company's international sales, which would have a material adverse effect on the Company. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international information security market. The Company cannot predict the impact of these factors on the international market for its products. See "-Government Regulation and Export Controls."

RELIANCE ON PUBLIC SECTOR MARKETS

    Public safety agencies and other governmental entities comprise a significant portion of the Company's current and anticipated customer base. Because there is an unknown amount of governmental customers purchase through dealers for the Company's Information Security segment, the Company cannot determine the percentage of its products that are ultimately sold to governmental agencies. However, the Company believes that domestic and international governments are the end-users of most of its products. As the transition in the Company's Information Security product line from add-on to stand-alone products progresses and as competition for such sales intensifies, the Company expects that it will increasingly be subject to competitive bidding requirements for sales to governmental customers, which can be expected to result in lower prices and longer sales cycles with resulting lower margins.

    The Company's wireless communication segment public safety sales accounted for approximately 35% of total sales for the Company in 1998. The Company did not enter into any major new domestic systems contracts during 1998. The RFP bidding cycle and contract award stage can take six months to two years before a contract is awarded and the governmental customers funding process for these systems can delay the bidding cycle as well.

DEPENDENCE ON KEY PERSONNEL

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    The Company has experienced and expects to continue to experience quarterly variations in its results of operations as a result of many factors. These factors include the timing of customer orders, the timing of the receipt of cash payment on sales which are recorded on a cash basis, the timing of the introduction of new products, the timing and mix of product sales, general economic conditions and specific economic conditions in the information security and wireless communications industry. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Quarterly Results of Operations."

REGULATORY ENVIRONMENT

    Wireless communications and encryption products are subject to regulation by United States and foreign laws and international treaties. The regulatory environment is uncertain and changes in the regulatory structure and laws and regulations can adversely affect the Company and its customers. Such changes could make the Company's existing or planned products obsolete or unsaleable in one or more markets, which could have a material adverse effect on the Company. See "-- Risks Associated with International Sales" and "-- Government Regulation and Export Controls."

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

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS; RISK OF THIRD-PARTY CLAIMS OF INFRINGEMENT

    The Company currently holds a number of domestic and international patents and has on file applications for additional patents. Although the Company assesses the advisability of patenting any technological development, the Company has historically relied, in the information security area, primarily on
(1) copyright and trade secret law and (2) employee and third-party non-disclosure agreements to protect its proprietary intellectual property and rights. The protection afforded by such means may not be as complete as patent protection. In addition, the laws of some countries do not protect trade secrets. There are limitations on the availability of patent protection as a means to protect the Company's products. Even when patent protection can be obtained, there are often limitations on the enforceability of such patent rights. The Company's inability to preserve all of its proprietary intellectual property and rights could have a material adverse effect on the Company. See "-Intellectual Property."

RISKS PRESENTED BY THE YEAR 2000 ISSUE

         Many companies face potentially serious problems because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force information, manufacturing and engineering systems to fail causing disruption of operations, including among other things, a temporary failure to process transactions or engage in similar normal business activities. Accordingly, many companies, including the Company's customers, potential customers, suppliers, vendors and strategic partners, may need to upgrade their systems to comply with applicable year 2000 requirements.

         A failure of the Company's internal computerized systems or its suppliers' systems to correctly recognize dates beyond December 31, 1999 could materially disrupt the Company's operations, which could materially and adversely affect the Company's business, results of operations and financial condition. Additionally, the Company's failure to provide year 2000 compliant products and services to its clients could result in financial loss, reputational harm and legal liability. Likewise, the failure of the computer systems and products of the third parties with which the Company transacts business to be year 2000 compliant could materially disrupt the Company's operations, which could materially adversely affect its business, results of operations and financial condition.

         The Company is unable at this time to fully assess the possible impact on its financial condition, results of operations and cash flows that may result from any disruptions to its business caused by the year 2000 problems in any systems controlled by the Company or any third party with whom the Company has a material relationship. The Company cannot assure that its systems or those of third parties with whom it interacts will be free of year 2000 problems. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Impact of the Year 2000 Issue."

ITEM 2. PROPERTIES

    The Company occupies a 76,500 square foot multi-story administrative and manufacturing facility located at 4800 NW 1st Street, Lincoln, Nebraska, 68521, which is located in the University of Nebraska Technology Park. The Company owns this facility and approximately 10 acres of surrounding land. On January 28, 1998, the Company purchased the 250,000 square-foot manufacturing facility located on a 20-acre site in Waseca, Minnesota. The Company also leases additional sales and service facilities in Burnsville, Minnesota, Miami, Florida, and Hong Kong.


ITEM 3. LEGAL PROCEEDINGS

    The Company has been named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska, and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints, as amended, also name one or more current and former officers of the Company and PriceWaterhouseCoopers, LLP as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

    The federal class actions generally allege claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The class action complaints seek unspecified compensatory damages, attorneys' fees and costs. The federal class actions have been consolidated and lead plaintiff appointed. The amended federal class action complaint was filed on March 4, 1999 and the Company is required to answer or otherwise respond to the complaint by March 27, 1999.

    Although the class action complaints do not allege the amount of damages and other relief that the plaintiffs are seeking, the Company believes the amount of damages ultimately sought by the plaintiffs will be material. In light of the Company's restatement of financial information contained in its various registration statements and prospectuses, the Company believes that there may be an unfavorable outcome for at least some of the claims asserted in the lawsuits or which may be asserted in the future against the Company.

    The Company is attempting to settle the class action lawsuits with a combination of Company stock and cash up to the limits of its directors' and officers' liability insurance. In the quarter ended December 31, 1998, the Company recorded a special provision of

$10.0 million relating to the federal and state class action lawsuits. The Company is in ongoing settlement discussions regarding these lawsuits. While no settlement agreement has been reached, the $10.0 million special provision is the Company's best estimate of the amount that would be necessary for the Company to contribute to settle the class actions. The Company would anticipate satisfying any settlement by issuing shares of common stock to the class members rather than using its cash reserves. Despite the taking of the special provision, the Company can give no assurances whether any settlement can be reached, what the terms of any settlement would be or whether the Company would be required to contribute more than $10.0 million. Many factors will ultimately affect and determine the results of the litigation however, and the Company can provide no assurances that the outcome will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

    On November 4, 1998, Physician's Mutual Insurance Company filed an action in the District Court of Douglas County, Nebraska against the Company, PriceWaterhouseCoopers, LLP and two former officers of the Company. The complaint contains common law causes of action for fraudulent misrepresentation, fraudulent concealment and negligent misrepresentation against the defendants arising from the same facts and circumstances underlying the class actions. The complaint seeks damages in an amount to be proved at trial, but which is currently alleged to be approximately $850,000. The Company is unable to predict the likelihood of the outcome or range or amount of potential liability that may arise therefrom.

    The Company may in the future be the subject of additional lawsuits or claims in connection with the events or facts surrounding its restatement of previously announced financial results. The Company is unable to predict when or whether such additional lawsuits or claims may be initiated or the likelihood of the outcome or range or amount of potential liability that may arise therefrom.

    In April 1998, the SEC issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. At the present time, the Company is unable to predict whether the SEC is likely to initiate enforcement action against the Company or its affiliated parties relating to these events.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on October 27, 1998.
          At the Annual Meeting, the Board of Directors' nominees as set forth in the proxy statement for the Annual Meeting, Thomas E. Thomsen and Thomas C. Smith, were elected as Class II Directors. The election of Mr. Thomsen was approved by a vote of 11,882,732 shares in favor and 254,013 shares withheld, and Mr. Smith was approved by a vote of 11,882,022 shares in favor and 254,723 shares withheld.

    The proposal to approve the amendment to the 1996 Stock Incentive Plan to increase the number shares of common stock reserved for issuance under the Plan from 1,200,000 to 2,000,000 and the amended Plan was approved by a vote of 6,763,994 shares in favor, 1,277,033 shares against and 89,024 shares abstained.

    The proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for 1998 was approved by a vote of 12,021,917 shares in favor, 75,340 shares against and 39,488 shares abstained.

    There were 4,056,644 broker non-votes for the approval of the amendment to the 1996 Stock Incentive Plan and the amended Plan. There were no broker non-votes for the election of directors or ratification of independent public accountants at the Annual Meeting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock was quoted on The Nasdaq Stock Market as a National Market issue under the symbol "TRII" from the completion of the Company's initial public offering on January 22, 1997 through May 11, 1998. The Nasdaq Stock Market halted trading in the Company's Common Stock effective April 27, 1998 and delisted the Common Stock on May 11, 1998 based on its review of events regarding the Company and as a result of the Company's failure to timely file its periodic reports and audited financial statements for the 1997 fiscal year. The Common Stock on August 28, 1998 began trading on the Over the Counter ("OTC") Bulletin Board under the symbol "TRII".

    The following table sets forth, in the periods indicated, the high and low sales prices per share of the Common Stock, as reported by all markets for the periods presented. As of December 31, 1998, the Company had 155 stockholders of record.


                                                         High             Low
                                                       --------         --------

1997
First Quarter ................................         $ 10.06      $  7.00
Second Quarter ...............................         $ 14.75      $  6.75
Third Quarter ................................         $ 21.75      $ 10.00
Fourth Quarter ...............................         $ 26.00      $ 20.12

1998
First Quarter ................................         $ 27.25      $  8.87
Second Quarter ...............................         $ 11.06      $  3.00
Third Quarter ................................         $  7.00      $  1.50
Fourth Quarter ...............................         $  3.69      $  1.88


    The last sale price of the Common Stock on December 31, 1998, as reported in the OTC Bulletin Board, was $2.813.

DIVIDENDS

    The Company has never paid and has no present intention of paying cash dividends on its Common Stock. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data of the Company is qualified by reference to, and should be read together with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 1998, 1997 and 1996 and the Consolidated Balance Sheet data as of December 31, 1998 and 1997 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 1995 and 1994 and the Consolidated Balance Sheet data as of December 31, 1996, 1995, and 1994 are derived from financial statements not included herein.


                                                                                        YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                      1994         1995        1996        1997(8)       1998
                                                                   ----------  ----------- -----------  -----------  --------

                                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues.......................................................      $ 9,155   $    8,128  $    10,619  $    40,423  $     62,041
Cost of sales..................................................        2,901        2,983        4,274       26,106        44,905
                                                                     -------   ----------  -----------  -----------  ------------
Gross profit...................................................        6,254        5,145        6,345       14,317        17,136
                                                                     -------   ----------  -----------  -----------  ------------
Operating costs and expenses:
  Research and development.....................................        1,180        1,953        2,234        4,469         8,812
  Sales and marketing..........................................        1,590        2,109        2,187        7,031        11,476
  General and administrative(1)................................        2,166        2,284        2,529        4,711        12,529
  Special compensation expense(2)..............................           --          --         5,568           --            --
  In-process research and development costs(3).................           --          --            --        9,828            --
  Restructuring charge (4) ....................................           --          --            --           --         1,230
  Provision for litigation settlement (5) .....................           --          --            --           --        10,000
                                                                     -------   ----------  -----------  -----------  ------------
          Total operating costs and expenses...................        4,936        6,346       12,518       26,039        44,047
                                                                     -------   ----------  -----------  -----------  ------------
Income (loss) from operations..................................        1,318       (1,201)      (6,173)     (11,722)      (26,911)
Interest income (expense), net.................................         (111)        (137)        (131)         231           655
Other income...................................................           --           --           --           18            46
Benefit for income taxes.......................................           --           --       (2,186)        (524)       (3,916)
                                                                     -------   ----------  -----------  -----------  -------------
Net income (loss)..............................................      $ 1,207   $   (1,338) $    (4,118) $   (10,949) $    (22,294)
                                                                     -------   ----------  -----------  -----------  ------------
                                                                     -------   ----------  -----------  -----------  ------------
Loss before pro forma taxes....................................                $   (1,338) $    (6,304) $   (11,473) $    (26,210)
Pro forma and provision (benefit) for taxes(6).................                      (496)      (2,190)        (524)       (3,916)
                                                                               ----------  -----------  -----------  -------------
Pro forma net loss.............................................                $     (842) $    (4,114) $   (10,949) $    (22,294)
                                                                               ----------  -----------  -----------  ------------
                                                                               ----------  -----------  -----------  ------------
Pro forma net loss per share(7)-- Basic and Diluted............                $     (0.12)$     (0.61) $      (1.09)$      (1.72)
                                                                               ----------  -----------  -----------  ------------
                                                                               ----------  -----------  -----------  ------------
Weighted average common shares-- Basic and Diluted(7)..........                 6,783,078    6,783,078   10,056,690    12,946,624
                                                                               ----------  -----------  -----------  ------------
                                                                               ----------  -----------  -----------  ------------

CONSOLIDATED BALANCE SHEET DATA:
Working capital................................................      $ 3,353   $    1,684  $     1,844  $    44,836  $     17,426
Total assets...................................................      $ 9,627   $    7,523  $    11,938  $   106,694  $     87,212
Long-term debt and capitalized lease obligations,  net of current
portion........................................................      $ 2,164   $    1,847  $     2,632  $     2,758  $          6
Stockholders' equity...........................................      $ 5,945   $    3,907  $     4,966  $    75,390  $     53,096

------------
(1) Includes amortization of intangible assets. For years prior to 1997, includes the amortization of intangible assets related to the acquisition of the Company's business in December 1991. Commencing in August 1997, amortization of intangible assets related to the acquisition of E.F. Johnson began. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations -- General and Administrative."
(2) Represents a non-recurring, non-cash compensation expense of $5.4 million resulting from the vesting in September 1996 of 716,916 stock options for 10 executive officers and key employees of the Company at a weighted average exercise price of $1.81 per share, and the accrual of a special compensation expense of $210,000 in September 1996.
(3) Represents a non-recurring, non-cash expense of $9.8 million due to the write-off of purchased in-process research and development costs associated with the acquisition of E.F. Johnson.
(4) Represents a charge for a 25% reduction in workforce taken in the third quarter of 1998.
(5) Represents a special provision taken in the fourth quarter of 1998 for potential class action litigation settlement.
(6) Prior to June 30, 1996, the Company operated as a partnership. The Pro
    Forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a Subchapter "C" corporation under the Internal Revenue Code.
(7) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute pro forma and net income (loss) per share.
(8) Statement of Operations Data reflects the operations of E.F. Johnson since the date of its acquisition on July 31, 1997.

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

OVERVIEW

    The Company is a manufacturer of information security products and wireless communications products and systems. The Company designs and manufactures information security products that prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR and telephony security markets. Through the E.F. Johnson subsidiary, the Company designs, develops, manufactures and markets (1) stationary LMR transmitters/receivers (base stations or repeaters) and (2) mobile and portable radios. The Company sells its LMR products and systems mainly to two broad markets: (1) business and industrial ("B&I") users and (2) public safety and other governmental users.

     On July 31, 1997, the Company acquired the outstanding shares of capital stock and assumed certain indebtedness of E.F. Johnson. In exchange, the Company paid cash consideration of $436,000 and issued 832,465 shares of Common Stock. The acquisition was accounted for under the purchase method of accounting.

    In 1998, the Company restated its previously released results for the year ended December 31, 1997, the Company's financial statements for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December 31 during 1997 and 1996. The restatement of the Company's financial statements and other events relating to the restatement, including the class action lawsuits and the SEC investigation which occurred subsequent to March 31, 1998, have had an adverse impact on the Company's business, financial condition, results of operations, liquidity and cash flows. These events have had, to varying degrees, an adverse impact on the Company's relationships with its customers and vendors. Because of these events, the Company is also evaluating all of its product lines, and has implemented and is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues. During the third quarter of 1998, the Company implemented a reduction in workforce. Implementation of any other plan resulting from these initiatives in the future may result in substantial up front costs and cash expenditures. The Company can provide no assurance that the restatement of the financial statements and the ongoing class action and securities lawsuits and SEC investigation, regardless of their outcomes, will not continue to have a material adverse effect on the Company's business, financial condition, results of operations, liquidity and cash flows.

RESULTS OF OPERATIONS

    The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated. These results include the results of E.F. Johnson only since July 31, 1997, the date it was acquired.


                                                       YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    1996         1997         1998
                                                 -----------  -----------  --------
Revenues ...................................       100.0%      100.0%      100.0%
Cost of sales ..............................        40.2%       64.6%       72.4%
                                                   -----       -----       -----
Gross profit ...............................        59.8%       35.4%       27.6%
                                                   -----       -----       -----
Operating costs and expenses:
  Research and development .................        21.0%       11.1%       14.2%
  Sales and marketing ......................        20.6%       17.4%       18.5%
  General and administrative ...............        23.8%       11.7%       20.2%
  Special compensation expense .............        52.4%        --          --
  In-process research and development costs          --         24.3%        --
  Restructuring charge .....................         --          --          2.0%
  Provision for litigation settlement ......         --          --         16.1%
                                                   -----       -----       -----
          Total operating costs and expenses       117.9%       64.4%       71.0%
                                                   -----       -----       -----
Loss from operations .......................       (58.1)%     (29.0)%     (43.4)%
Interest income (expense), net .............        (1.2)%       0.6%        1.1%
Other income ...............................         --          --           .1%
Benefit for income taxes ...................       (20.6)%      (1.3)%      (6.3)%
                                                   -----       -----       -----
Net loss ...................................       (38.8)%     (27.1)%     (35.9)%
                                                   -----       -----       -----
                                                   -----       -----       -----
Loss before pro forma income taxes .........       (59.4)%     (28.4)%     (42.2)%
Pro forma benefit for income taxes .........       (20.6)%      (1.3)%      (6.3)%
                                                   -----       -----       -----
Pro forma net loss .........................       (38.8)%     (27.1)%     (35.9)%
                                                   -----       -----       -----
                                                   -----       -----       -----



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

    Revenues increased 53.5% to $62.0 million in 1998 from $40.4 million in 1997. Of total revenues for 1998, the information security segment comprised 17.6% and the wireless communication segment comprised 82.4%. The increase in revenue was attributable primarily to revenues derived from the sale of E.F. Johnson products subsequent to July 31, 1997. As a result of the uncertainty raised by the restatement which was completed in the third quarter of 1998 and other related events, sales of products, including LMR systems to governmental agencies, were adversely impacted during 1998. Revenues declined from $22.0 million in the first quarter of 1998 to $13.9 million in the second quarter, $14.3 million in the third quarter and $11.9 million in the fourth quarter of 1998. Further, the Company did not enter into any major new domestic systems contracts during 1998. However, during the first quarter of 1999, the Company was awarded two contracts in the domestic public safety market.

    The Company is also experiencing reduced demand for and downward pricing pressure on its wireless communication analog products sold to business and industrial users. Management believes that this is due to several factors. These include the fact that (1) no new 800 MHz SMR frequencies are being made available and existing channels are filling up; (2) SMR operator's with licenses for 900 MHz channels have been slow to develop their build outs; (3) there has been consolidation in both of these SMR marketplaces; and (4) a large number of SMR systems have been converting from analog to digital which has resulted in the increasing availability of used analog radios and repeaters in the marketplace.

    Revenues increased 280.7% to $40.4 million in 1997 from $10.6 million in 1996. Of the total revenues in 1997, the information security segment comprised 26.2% and the wireless communication segment comprised 73.8%. All revenues in 1996 were derived from the information security segment, as the Company did not have a wireless communication segment until its acquisition E.F. Johnson on July 31, 1997. This increase in 1997 was attributable primarily to revenues derived from the sale of E.F. Johnson products subsequent to July 31, 1997.

    International sales as a percentage of revenues in 1998 were 36.6%, compared to 38.1% in 1997 and 53.9% in 1996. The decline from 1996 is primarily due to the inclusion of E.F. Johnson, which makes a larger percentage of its sales to domestic markets. The Company experienced a 48.4% decline in revenues from the Middle East and Asian regions during 1998 as compared to 1997 primarily from its wireless communications segment and as a result of the effect of the troubled Asian economies. The Company experienced a 143.2% increase in sales to the Central and Latin America regions from both the information security and wireless communication segments in 1998 as compared to 1997. The Company does not expect this significant increase in sales to Latin America to continue because of the Company's existing market penetration in Central and Latin America and the current fluctuations in the economies of various countries in the region.

GROSS PROFIT

    Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit was $17.1 million (27.6% gross margin) in 1998, compared to $14.3 million (35.4% gross margin) in 1997 and $6.3 million (59.8% gross margin in 1996). Gross margins for the information security segment were 53.3% in 1998, 44.1% in 1997 and 59.8% in 1996. Gross margins for the wireless communications segment were 22.1% in 1998 and 32.3% in 1997.

    The overall decline in gross margin percentage from 1998 to 1997 was due to a number of factors. These include (1) the inclusion of E.F. Johnson's revenues which has historically had lower gross margins than Transcrypt's business for a full year in 1998 compared to five months in 1997; (2) the decline in sales of domestic system contracts to the public safety market which provides a higher margin than the business and industrial portion of E.F. Johnson's wireless segment; (3) product mix and the level of sales not being sufficient to fully absorb the Company's manufacturing overhead; (4) a shift in the Company's information security product segment from primarily add-on products to more radios and cellular phones incorporating the Company's encryption products, which tends to have a lower gross margin; and (5) the approximately $1.0 million in costs to correct systems contract problems in 1998 for certain E.F. Johnson projects begun prior to the Company's acquisition of E.F. Johnson. Gross margins are likely to vary in the future based primarily upon the mix of products and the amount of revenues for that period.

    The decrease in gross margin percentage from 1996 to 1997 was primarily due to the addition of E.F. Johnson revenues in August 1997 and inventory obsolescence which was charged to cost of goods sold primarily relating to products returned by a customer which was not sellable to other customers.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. The Company expenses all research and development costs as they are incurred. Research and development expenses increased 97.2% in 1998 to $8.8 million from $4.5 million in 1997. The increase is attributable to the inclusion of E.F. Johnson for a full year in 1998 as compared to only five months in 1997. Research and development expenses were 14.2% of sales in 1998 compared to 11.1% in 1997.

    The Company expects research and development expenses to decline during 1999, due to a reduction in the overall number of engineers from 87 at June 30, 1998 to 75 at December 31, 1998. The Company has also implemented a new product development process in 1998, which requires a reduced amount of resources and is intended to speed up the Company's ability to deliver products to market which should also aid in reducing research and development expenses. The Company is focusing on research and development projects in the future that will not require the staffing levels employed in 1998.

    Research and development expenses increased 100.0% to $4.5 million in 1997 from $2.2 million in 1996 due to the addition of E.F. Johnson and an increase in the members of the engineering staff. However, research and development expenses as a percentage of sales decreased to 11.1% in 1997, compared to 21.0% in 1996, due to increased revenues in 1997.

    The information security and wireless communications product markets in which the Company competes are rapidly evolving and can be expected to further evolve in the future as a result of changing technology, industry standards and customer requirements. The Company's ability to compete effectively will depend upon its ability to anticipate and react to these changes in a timely manner. The Company may not have, either currently or in the future, adequate capital or human resources to respond to these changes.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation. Sales and marketing expenses increased 63.2% to $11.5 million, or 18.5% of sales, in 1998, compared to $7.0 million, or 17.4% of sales, in 1997. The increase in 1998 was due primarily to a full year of E.F. Johnson sales and marketing expenses compared to only five months of E.F. Johnson sales and marketing expenses in 1997. The Company anticipates expenses in the sales and marketing area to decline as a percentage of revenue going forward as a result of the Company's effort to bring its operating expenses in line with future revenue expectations.

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

    General and administrative expenses increased 165.9% to $12.5 million from $4.7 million in 1997. The increase is attributable primarily to the inclusion of EFJ for a full year in 1998 compared to only five months in 1997, the addition of several administrative employees, the amortization of goodwill and other intangibles relating to the E.F. Johnson acquisition for a full year, severance payments and substantial legal and professional fees incurred in connection with the restatement of the Company's financial statements and related class action lawsuits, SEC and Audit Committee investigations. On a percentage of revenue basis, general and administrative expenses were 20.2% in 1998 compared to 11.7% in 1997. The Company anticipates a reduction in general and administrative expenses in 1999.

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

RESTRUCTURING CHARGE

         The Company incurred a restructuring charge in the third quarter of 1998 of approximately $1.2 million in connection with the 25% reduction in its workforce. The reduction in force utilized a voluntary severance program which, among other things, provided outplacement services to the employees who chose to participate in the program.

PROVISION FOR LITIGATION SETTLEMENT

    In December 1998, the Company took a special provision of $10.0 million relating to the federal and state class action lawsuits pending in Nebraska against the Company and certain of its current and former officers. The Company is in ongoing settlement discussions regarding these lawsuits. While no settlement agreement has been reached, the $10.0 million special provision is the Company's best estimate of the amount that would be necessary for the Company to contribute to settle the class actions. The Company would anticipate satisfying any settlement by issuing shares of common stock to the class members rather than using its cash reserves. Despite the taking of the special provision, the Company can give no assurances whether any settlement can be reached, what would be the terms of any settlement or whether the Company would be required to contribute more than $10.0 million.

NET INTEREST INCOME OR EXPENSE

    Net interest income consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on its term and installment loans and bank lines of credit. Net interest income was $655,000 in 1998 compared to $231,000 in 1997. Net interest expense was $131,000 in 1996. The increase in net interest income in 1998 is due primarily to an increase in interest income from the investment of the net proceeds from the Company's initial and secondary public offerings in interest-bearing instruments for the full year of 1998 and a repayment of certain debt during 1997. The increase in net interest income in 1997 from 1996 was due primarily to the same reasons as the increase in 1998. The Company expects net interest income to decline in 1999 when compared to 1998 as the Company's cash, cash equivalents and investments declined throughout the year of 1998.

PROVISION FOR INCOME TAXES

    The Company's benefit for income taxes were $3.9 million in 1998, $524,000 in 1997 and $2.2 million in 1996. The increase in the benefit for income taxes in 1998 from 1997 is a result of a larger operating loss in 1998 as compared to 1997 and the write-off of in-process research and development costs in 1997 of $9.8 million not being tax deductible. The Company will not record a benefit for income taxes going forward until the Company generates net profits sufficient to utilize the current deferred tax asset.

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

    The Company's benefit for income taxes for the year ended December 31, 1996 primarily resulted from a deferred tax benefit of $1.8 million in connection with the stock option related special compensation expense of $5.4 million. The Company's effective tax benefit rate was 14.9% in 1998 as a result of an increase in the valuation allowance against tax assets. The Company's effective tax rate was 33.7% in 1997, excluding the $9.8 million write-off of in-process research and development costs, which was not a tax-deductible item. The acquisition of E.F. Johnson resulted in an addition of $5.1 million in deferred tax assets.

    The Company benefits from state tax credits arising from a 1993 agreement with the State of Nebraska (the "Nebraska Agreement") to create at least 30 new jobs and invest at least $3.0 million in new equipment prior to December 31, 1999. This agreement results in annual state income tax credits through 1999 of
(1) ten percent of the purchase price of new equipment, (2) a refund of sales taxes (currently at a rate of 6.0%) paid on purchases of new equipment during each year, and (3) beginning on January 1, 1996, a credit of five percent of the annual compensation paid to the new employees exceeding the base year's aggregate compensation. The Company believes that sufficient tax credits will be available through the life of the Nebraska Agreement to offset a substantial portion of its expected Nebraska state income tax liability during such period. In addition, the Company utilizes its foreign sales corporation subsidiary located in Guam to exempt from income taxation a portion of its foreign sales income.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the Company for the eight quarters ended December 31, 1998. In the opinion of the Company's management, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for any subsequent period or for the entire fiscal year.



                                                                                QUARTER ENDED
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
                                              March 31,  June 30,  Sept. 30,   Dec.31,  March 31,  June 30,   Sept. 30,  Dec. 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)           1997       1997    1997(6)     1997      1998       1998       1998       1998
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------

Revenues....................................... $ 3,512    $2,915   $13,428   $20,568    $21,988    $13,877    $14,325    $11,851
Cost of sales..................................   1,272     2,289     9,561    12,984     12,910     10,853     11,220      9,922
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Gross profit..................................    2,240       626     3,867     7,584      9,078      3,024      3,105      1,929
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Operating costs and expenses:
Research and development......................      633       683     1,298     1,855      2,038      2,703      2,174      1,897
Sales and marketing...........................      942       731     2,361     2,997      3,210      3,355      2,626      2,285
General and administrative(1).................      572       651     1,647     1,841      2,113      4,715      3,030      2,671
In-process research and development
costs(2)........                                      -         -     9,828         -          -          -          -          -
Restructuring charge(3).......................
                                                      -         -         -         -          -          -      1,230          -
Provision for litigation
settlement(4)...................                      -         -         -         -          -          -          -     10,000
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
  Total operating costs and expenses...........   2,147     2,065    15,134     6,693      7,361     10,773      9,060     16,853
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Income (loss) from operations.................       93   (1,439)  (11,267)       891      1,717    (7,749)    (5,955)   (14,924)
Interest (expense) income and other income,
net...........................................       76      159      (227)       241        311       108         29        253
Net income (loss) before income taxes.........      169   (1,280)  (11,494)     1,132      2,028    (7,641)    (5,926)   (14,671)
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Provision (benefit) for income
taxes(5)................                             27     (490)     (468)       407        712    (2,598)    (2,030)          -
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Net income (loss).............................   $  142   $ (790)   $ (11,026)  $ 725    $ 1,316   $(5,043)   $(3,896)   $ (14,671)
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Net income (loss) per share
Basic.........................................   $ 0.02   $(0.09)   $ (1.12)    $ 0.06   $ 0.10    $ (0.39)   $ (0.30)   $ (1.13)
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Diluted......................................    $ 0.02   $(0.09)   $ (1.12)    $ 0.06   $ 0.10    $ (0.39)   $ (0.30)   $ (1.13)
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Weighted average common shares
Basic........................................     8,700     9,283     9,844    12,362     12,947     12,947     12,947     12,947
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Diluted......................................     9,282     9,283     9,844    13,103     13,621     12,947     12,947     12,947
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
As a Percentage of Revenues
Revenues.....................................     100.0%    100.0%    100.0%    100.0%     100.0%     100.0%     100.0%     100.0%
Cost of sales................................      36.2      78.5      71.2      63.1       58.7       78.2       78.3       83.7
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Gross profit.................................      63.8      21.5      28.8      36.9       41.3       21.8       21.7       16.3
Operating costs and expenses:
Research and development.....................      18.0      23.4       9.7       9.0        9.3       19.5       15.2       16.0
Sales and marketing..........................      26.8      25.1      17.6      14.6       14.6       24.2       18.3       19.3
General and administrative(1)................      16.3      22.3      12.3       8.9        9.6       34.0       21.2       22.5
In-process research and development                 0.0       0.0      73.2       0.0        0.0        0.0        0.0        0.0
costs(2)........
Restructuring charge(3)......................       0.0       0.0       0.0       0.0        0.0        0.0        8.6        0.0
Provision for litigation
settlement(4)...................                    0.0       0.0       0.0       0.0        0.0        0.0        0.0       84.4
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
  Total operating costs and expenses.........      61.1      70.8     112.7      32.5       33.5       77.6       63.3      142.2
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Income (loss) from operations................       2.6     (49.4)    (83.9)       4.3        7.8     (55.8)     (41.6)    (125.9)
Interest (expense) income and other income,
net.....                                            2.2       5.5      (1.7)       1.2        1.4        0.8        0.2        2.1
Provision (benefit) for income
taxes(5).................                           0.8     (16.8)     (3.5)       2.0        3.2     (18.7)     (14.2)        0.0
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
Net income (loss)............................       4.0%    (27.1)%   (82.1)%      3.5%       6.0%    (36.3)%    (27.2)%   (123.8)%
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------
                                              ---------- --------- ---------  -------- ---------- ---------- ---------- ----------

---------------
(1) Includes amortization of intangible assets. For years prior to 1997, reflects the amortization of intangible assets related to the acquisition of the Company's business in December 1991. Commencing in August 1997, amortization of intangible assets related to the acquisition of E.F. Johnson began.

(2) Represents a non-recurring, non-cash expense of $9.8 million resulting from the write-off of in-process research and development costs obtained in the acquisition of E.F. Johnson.

(3) Represents a charge for a 25% reduction in workforce taken in the third quarter of 1998.

(4) Represents a special provision taken in the fourth quarter of 1998 for potential class action litigation settlement.

(5) Prior to June 30, 1996, the Company operated as a partnership. The pro forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a Subchapter "C" corporation under the Internal Revenue Code.

(6) The results of E.F. Johnson are included in the results of operations beginning July 31, 1997.

---------------------
    The Company historically has experienced, and expects to continue experiencing, substantial variability in its results of operations from quarter to quarter. The level of revenues in a particular quarter varies primarily based upon the timing of customer purchase orders, due principally to the seasonal nature of governmental budgeting processes and the needs of competing budgetary concerns of the Company's customers during the year. Other factors which affect the results of operations in a particular quarter include the timing of the introduction of new products, general economic conditions, the timing and mix of product sales and specific economic conditions in the information security and wireless communications industries. The Company believes that quarterly results are likely to vary for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

       Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

    The Company's operating activities used cash of $11.0 million in 1998, $18.1 million in 1997, and generated cash of $921,000 in 1996. Cash used in operating activities in 1998 consisted primarily of a loss from operations and reductions to accounts payable, accrued expenses and billings in excess of cost on uncompleted contracts off-set by decreases in accounts receivable, inventory and an increase in a special provision for litigation settlement. The Company incurred approximately $3.0 million (net of reimbursement from the Company's insurance carrier) on legal, audit and severance payments during 1998 related to the restatement, class action lawsuits, the audit committee investigation and SEC investigation, which adversely impacted cash flows. Cash flows may continue to be adversely impacted by the uncertainty of sales volumes.

     Cash used in operating activities in 1997 consisted primarily of increases in accounts receivable and inventory and the reduction of accounts payable. Approximately $7.2 million of the cash used in the Company's operations was attributable to the reduction of liabilities incurred due to the E.F. Johnson acquisition and the buildup of E.F. Johnson's inventory, which E.F. Johnson's prior management had not maintained at adequate levels due to their cash position, to meet sales demands. Accounts payable to vendors of E.F. Johnson amounted to $13.0 million upon the Company's acquisition of E.F. Johnson on July 31, 1997. The Company believes that this level of trade payables was significantly higher than that historically associated with E.F. Johnson's business as a result of decisions by E.F. Johnson's prior management to defer payments to certain vendors. During the first six months of 1998, the Company paid down the high level of trade payables assumed in the acquisition of E.F. Johnson.

    Cash provided from investing activities were attributable primarily to the sale of investments in 1998 offset in part by capital expenditures related to the completion of the Company's Phase III expansion of its corporate headquarters in Lincoln, Nebraska. The net amount of cash provided from investing activities in 1998 was $11.1 million.

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

    The deferred tax assets totaling $12.4 million and $8.0 million for the years ended December 31, 1998 and 1997, resulted primarily from the E.F. Johnson acquisition in 1997, net operating loss carryforwards and stock option related special compensation expense of $5.4 million incurred in September 1996. Deferred tax assets were 14.2% and 7.5% of total assets and stockholders' equity at December 31, 1998. The Company believes that it is more likely than not that future taxable income will be sufficient to utilize deferred tax assets recorded, net of existing valuation allowances at December 31, 1998. Approximately $3.0 million of the deferred tax assets relate to $8.6 million of federal and state net operating loss carryforwards attributable to its acquired E.F. Johnson subsidiary. A valuation allowance was established at the time of the purchase of E.F. Johnson for this amount. Any subsequently recognized tax benefits relating to this portion of the valuation allowance as of December 31, 1998 will be allocated to goodwill. These net operations loss carryforwards expire in 2012. Tax regulations limit the amount that may be utilized on an annual basis to approximately $588,000.

    The Company's financing activities have consisted primarily of borrowings under and payments on an industrial development revenue bond issue ("IDR"), term and installment notes payable, bank lines of credit and proceeds from an initial public offering and secondary public offering completed in January 1997 and October 1997, respectively. Such activities generated $4.9 million in 1998, $54.3 million in 1997, and $1.8 million and 1996. The amount generated in 1997 was reduced by the liquidation of the revolving credit line and term loans of $15.7 million assumed in the E.F. Johnson acquisition.

    The Company had outstanding on its IDR at December 31, 1998 a principal amount of $2.7 million due in annual principal payments of $140,000, plus interest at a variable rate (3.65% at December 31, 1998), until March 1, 2007, increasing to annual principal payments of $145,000, plus interest at a variable rate, from March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. At December 31, 1998, the remaining net proceeds of $516,000 were held in escrow for the Company. Subsequent to the year ended December 31, 1998, the Company has pledged cash collateral of $2.8 million as additional security on its long-term indebtedness. $2.6 million of long-term debt was reclassified to a current liability on the Company's balance sheet at December 31,1998 pending the Company's efforts to refinance the debt.

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 1998, have a total undrawn balance of $128,000, and bonds which expire on various dates through 1999, totaling $24.5 million at December 31, 1998.

    The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10.0 million. Interest was 6.18% at December 31, 1998 and is at a variable rate of 1.25% over the interest rate earned on the $10.0 million on certificates of deposits pledged as security on the bank line of credit. This line of credit, which was originally due on December 31, 1998, was renewed until August 31, 1999. The working capital line is collateralized by substantially all the Company's assets including $10.0 million in certificate of deposits with the bank.

    At December 31, 1998, the Company had $7.2 million outstanding on the revolving line of credit. Average borrowings under the Company's line of credit and the weighted average interest rate during 1998 were $6.6 million and 6.94%. The total available credit as of December 31, 1998 was $2,574 under the above line. The Company also had an additional secured fixed line of credit of 196,000 with the same regional bank. The interest rate was 7.75% at December 31, 1998. This line of credit and applicable accrued interest was paid off on February 10, 1999.

    The Company currently intends to retain earnings, if any, and does not anticipate paying cash dividends in the foreseeable future.

    The Company anticipates expenditures of approximately $550,000 to $750,000 to ensure that its systems are ready for processing information in the Year 2000. The Company anticipates funding year 2000 expenditures from working capital and operating leases for certain portions of the project.

     As of December 31, 1998, the Company had approximately $20.3 million in cash and cash equivalents, which includes $10.0 million of certificates of deposit pledged as security on its line of credit. There was approximately $2.6 million available under its bank line of credit at December 31, 1998. Subsequent to the year ended December 31, 1998, the Company pledged $2.8 million cash collateral as additional security on its long-term indebtedness. The Company's bank line of credit expires on August 31, 1999 and the Company is currently seeking to refinance its bank line of credit and long term indebtedness with other lenders. However, it has been difficult to refinance the debt or obtain new lines of credit primarily due to uncertainties primarily resulting from the pending class action lawsuits and declining revenues and losses incurred since March 31, 1998. To improve its cash position, the Company is currently negotiating for the sale and leaseback of its facilities in Waseca and Lincoln. The Company believes that its cash, cash equivalents, and lines of credit will be sufficient to meet anticipated cash needs for working capital and for Year 2000 capital expenditures through 1999. However, if sales do not increase and operating losses do not decline, or the Company incurs unanticipated substantial costs, the Company may be required to seek additional financing or funding sources, including possible sale of securities. No assurance can be given that the Company will be able to obtain such additional funding or financing, or a renewal of its line of credit or be able to obtain financing on satisfactory terms. Additionally, see "Pending Litigation" below for a discussion regarding certain pending litigation, the resolution of which could materially adversely affect the Company's liquidity, operating results and financial condition.

PENDING LITIGATION

    The Company has been named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska, and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints, as amended, also name one or more current and former officers of the Company and PriceWaterhouseCoopers, LLP as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

    The federal class actions generally allege claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The class action complaints seek unspecified compensatory damages, attorneys' fees and costs. The federal class actions have been consolidated and lead plaintiff appointed. The amended federal class action complaint was filed on March 4, 1999 and the Company is required to answer or otherwise respond to the complaint by March 27, 1999.

    Although the class action complaints do not allege the amount of damages and other relief that the plaintiffs are seeking, the Company believes the amount of damages ultimately sought by the plaintiffs will be material. In light of the Company's restatement of financial information contained in its various registration statements and prospectuses, the Company believes that there may be an unfavorable outcome for at least some of the claims asserted in the lawsuits or which may be asserted in the future against the Company.

    The Company is attempting to settle the class action lawsuits with a combination of Company stock and cash up to the limits of its directors' and officers' liability insurance. In the quarter ended December 31, 1998, the Company recorded a special provision of $10.0 million relating to the federal and state class action lawsuits pending in Nebraska against the Company and certain of its current and former officers. The Company is in ongoing settlement discussions regarding these lawsuits. While no settlement agreement has been reached, the $10.0 million special provision is the Company's best estimate of the amount that would be necessary for the Company to contribute to settle the class actions. The Company would anticipate satisfying any settlement by issuing shares of common stock to the class members rather than using its cash reserves. Despite the taking of the special provision, the Company can give no assurances whether any settlement can be reached, what the terms of any settlement would be or whether the Company would be required to contribute more than $10.0 million.

    On November 4, 1998, Physician's Mutual Insurance Company filed an action in the District Court of Douglas County, Nebraska against the Company, PriceWaterhouseCoopers, LLP and two former officers of the Company. The complaint contains common law causes of action for fraudulent misrepresentation, fraudulent concealment and negligent misrepresentation against the defendants arising from the same facts and circumstances underlying the class actions. The complaint seeks damages in an amount to be proved at trial, but which is currently alleged to be approximately $850,000. The Company is unable to predict the likelihood of the outcome or range or amount of potential liability that may arise therefrom.

    Many factors will ultimately affect and determine the results of the litigation, and the Company can provide no assurances that the outcome will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires publicly-held enterprises to report certain information about their operating segments, to report certain enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers, and to also disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which management operates the business. SFAS 131 is effective for financial statements for periods beginning after December 31, 1997, however implementation is not required for interim periods in the first year. The Company has adopted SFAS 131 effective December 31, 1998, and segment reporting can be found in "Notes to Consolidated Financial Statements, Note 19 " Segment and Related Information".

IMPACT OF THE YEAR 2000 ISSUE

STATE OF READINESS

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

    All products currently being shipped by the Company are Year 2000 compliant. Should a customer use the Company's software with a personal computer that is not compliant with the year 2000, at that time, the customer may experience erroneous dates on usage reports, but should not experience any operational issues. Customers inquiring about previously shipped products are forwarded to the Year 2000 Compliance Manager in Engineering Product Development. The Year 2000 Compliance Manager researches the customer's product and responds in writing as to whether the product is compliant. One obsolete software product has been identified which will incorrectly report the date after December 31, 1999. A solution for this issue has been developed to correct this problem and has been offered to customers identified as having purchased systems which include this application software. Written test instructions are also published for the customer to check their equipment.

     In February 1999, Transcrypt completed the first phase of identifying and thoroughly researching non-compliant hardware and software. In addition, the Company has completed the process of seeking quotes and delivery estimates for the equipment and software that must be replaced or upgraded to be Year 2000 compliant.

Transcrypt has identified and prioritized the following non-compliant items:

           - The current version of our Enterprise Resource Planning ("ERP") software is non-compliant. Our ERP system consists of our manufacturing and accounting software systems. The software upgrade has been scheduled with the vendor and the contracts are currently going through final financial and legal review. The operating system software will be converted as is, with very few customizations. In addition to vender support, three contractors have been lined up for the conversion process. The Company is advised that software upgrade is Year 2000 compliant and is scheduled for completion in the third quarter 1999.

           - Four wide area network file servers, which run our software applications and interconnects the Company's various locations, must be replaced with compliant servers. We are in the process of ordering replacement servers. The servers are to be installed by the end of June 1999. The remaining servers have already been upgraded with Year 2000 compliant operating software.

           - The payroll system also must be upgraded to be Year 2000 compliant. The contract for this upgrade has been signed with the vendor, the equipment has been ordered. The upgrade should be completed by end of May 1999.

           - Approximately 98 workstations used by various Company personnel must be replaced due to compliance issues. The ordering of these replacements have begun and is scheduled for completion by the end of August 1999. Additional resources have been hired to assist with this compliance step.

           - The voicemail systems in Waseca and Lincoln are not Year 2000 compliant and must be upgraded. The necessary software has been ordered to upgrade the Waseca system. The problem with the Lincoln voicemail system will be corrected with the replacement of the telephone switch in Lincoln. Both locations installations are to be completed by end of May 1999.

     Management believes that all projects relating to Year 2000 compliance will be completed by the end of the third quarter of 1999. The hardware and software issues have been researched by Company and vendors. We believe the amount of changes we must make to be manageable and most contracts are signed and the installations/conversions are in the process of being scheduled with the venders. The software we are upgrading is purchased with very few customizations.

    The upgrade to the Company's ERP software discussed above only addresses the information technology part of the Company's state of readiness with Year 2000 issues. There are other computerized systems involved in manufacturing and engineering systems of the Company that may contain embedded technology such as microcontrollers. A preliminary assessment was made as to what effect, if any, the Year 2000 issue will have on these systems and whether or not there will be a material effect on future financial results. As of March 26, 1998, no definitive conclusions have been drawn. Furthermore, the Company has not yet initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company intends to perform steps to obtain reasonable verification and written assurances from these suppliers as to their Year 2000 readiness by June 30, 1999.

     Certifications have been received from the security system, elevators, fire alarm systems, air conditioning and heating systems at the Lincoln facility. The same checks are being performed in Waseca, and remote offices.

COSTS TO ADDRESS THE YEAR 2000 ISSUE.

    The Company has budgeted expenditures of approximately $550,000 to $750,000 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of purchasing hardware and hardware installation. The Company estimates that it has incurred approximately $50,000 in Year 2000 expenditures through December 31, 1998 with the balance of the budgeted expenditures to be incurred by the end of 1999. In addition, the Company has incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues. The Company does not separately account for the internal costs incurred for the Year 2000 issue. The Company anticipates funding year 2000 expenditures from current cash reserves and operating leases for certain portions of the project.

RISKS PRESENTED BY THE YEAR 2000 ISSUE

    If these other internal computerized systems are not found to be Year 2000 compliant and these significant suppliers were to become unable to process shipments to the Company as a result of Year 2000 issues, it may have a material adverse effect on the Company's business, results of operations, and financial condition. There can be no guarantee that the systems of other companies on which the Company relies upon will be timely converted. The adverse impact may include the requirement to pay significant overtime to manually process certain transactions as a result of a systems failure resulting in the inability to process transactions or engage in normal business activities. At this time, the Company is unable to predict with any certainty the estimated lost revenue it may experience as a result of such failure or disruption.

CONTINGENCY PLANS

     The Company does not currently have any contingency plans to address the event of the Company or a major supplier not becoming Year 2000 compliant. The contingency plan is in the process of being completed as we continue to research all available information on products and vendors. The project schedules will be closely monitored and additional resources will be added early in the project. All systems are to be completed by the end of the third quarter. This allows the last quarter for final testing and adjustments if necessary. During the last week of December 1999, all users will be instructed to save critical information to their hard drives, or to print hard copies of critical data. Hard copy reports of production schedules, shipments, and forms will be printed in advance. A team of information systems staff, department representatives, and contractors will be scheduled for the weekend of January 1, 2000 to monitor the date change.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does a significant amount of business in foreign countries. The Company sales in these foreign countries are denominated in United States dollars. Certain sales in foreign countries may be secured with irrevocable letters of credit. The Company also carries foreign credit insurance to cover receivables in a majority of the foreign countries where it does business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statement, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information called for under this item has been previously reported by the Company in its (1) Current Report on Form 8-K filed with the SEC on May 4, 1998, (2) Current Report on Form 8-K filed with the SEC on May 12, 1998 and (3) Amendment No. 1 to Current Report on Form 8-K filed with the SEC on May 20, 1998.


                                    PART III


    Incorporated by reference in Items 10 to 13 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1998.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board -- Proposal 1: Elect Two Directors," "Information About Directors and Executive Officers" and "Information About Transcrypt Common Stock Ownership -- Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 1998?" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About Transcrypt Common Stock Ownership -- Compensation Committee Interlocks and Insider Participation" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled "Information About Transcrypt Common Stock Ownership" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled "Information About Directors and Executive Officers -- Certain Relationships and Related Transactions" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    (a) The following documents are included in this report at the page numbers indicated.


                                                                                                                     Page No.
                                                                                                                     --------
1.     FINANCIAL STATEMENTS AND SCHEDULES
       Independent Auditors' Report.................................................................................  F-1
       Consolidated Balance Sheets as of December 31, 1998 and 1997.................................................  F-2
       Consolidated Statements of Operation for the Years ended December 31, 1998, 1997 and 1996....................  F-3
       Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1998, 1997 and 1996.....................................................................................................  F-4
       Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996...................  F-5
       Notes to Consolidated Financial Statements...................................................................  F-6 to F-22
2.     FINANCIAL STATEMENT SCHEDULE
       Independent Auditors' Report.................................................................................  S-1
       Schedule II -- Valuation and Qualifying Accounts and Reserves................................................. S-2

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.  EXHIBITS

    (1)EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS:

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

    7. Severance Agreement and Mutual Release between the Company and Jeffery L. Fuller dated June 2, 1998 (Exhibit 10.39 below).

    8. Severance Agreement and Mutual Release between the Company and Charles
       E. Baumann  dated June 2, 1998 (Exhibit 10.40 below).

    9. Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999 (Exhibit 10.41 below).

   10. Employment Agreement between the Company and Michael E. Jalbert dated March 1, 1999 (Exhibit 10.42 below).

   11. Employment Agreement between the Company and Michael P. Wallace dated March 25, 1999 (Exhibit 10.43 below).

    12.(2) EXHIBIT INDEX:

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

     10.3.1           Employment Agreement between the Company and Frederick G.
                      Hamer dated as of July 29, 1997 (incorporated herein by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997, File
                      No. 0-21681 (hereinafter "1997 Form 10-K")).

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



      EXHIBIT
       NUMBER                      DESCRIPTION
       ------                      -----------
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

     10.34-           RESERVED

     10.35



      EXHIBIT
       NUMBER                      DESCRIPTION
       ------                      -----------
     10.36            License Agreement, dated as of January 15, 1997, between
                      E.F. Johnson Company and Johnson Data Telemetry
                      Corporation (incorporated herein by reference to Exhibit
                      10.36 to the October 1997 Registration Statement).

     10.37 Loan Agreement, dated as of December 31, 1997, by and between U.S. Bank National Association d/b/a First Bank
                      N.A., and the Company, together with related documents.
                      (incorporated herein by reference to Exhibit 10.37 to the 1997 Form 10-K).

     10.38 First Amendment to Loan Agreement dated May 21, 1998 by and between U.S. Bank National Association and the Company, together with related documents. (incorporated herein by reference to Exhibit 10.38 to the 1997 Form 10-K).

     10.39 Severance Agreement and Mutual Release between the Company and Jeffery L. Fuller dated June 2, 1998 (incorporated herein by reference to Exhibit 10.39 to the 1997 Form
                      10-K).

     10.40 Severance Agreement and Mutual Release between the Company and Charles E. Baumann dated June 2, 1998 (incorporated herein by reference to Exhibit 10.40 to the 1997 Form
                      10-K).

     10.41            Consulting Agreement and Termination of Employment
                      Agreement between the Company and John T. Connor dated
                      February 23, 1999.

     10.42            Employment Agreement between the Company and Michael E.
                      Jalbert dated March 1, 1999.

     10.43            Employment Agreement between the Company and Michael P.
                      Wallace dated March 25, 1999.

     11.1             Statement re: Computation of Per Share Earnings.

     21 Subsidiaries of the Registrant. (incorporated herein by reference to Exhibit 21 to the 1997 Form 10-K).

     23.1             Consent of KPMG Peat Marwick LLP.

     27.1             Financial Data Schedule.



------------

* Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

    (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1998.

    (c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

    See Item 14(a)(3) above.

    (d) ADDITIONAL FINANCIAL STATEMENTS

    See page S-2 to this Annual Report on Form 10-K for Schedule II -- Valuation and Qualifying Accounts and Reserves.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRANSCRYPT INTERNATIONAL, INC.

                                       By:    /s/     MICHAEL E. JALBERT
                                          --------------------------------------
                                                    Michael E. Jalbert
                                            CHAIRMAN OF THE BOARD OF DIRECTORS
                                                AND CHIEF EXECUTIVE OFFICER
                                               (Principal Executive Officer)

                                                   Dated: March 25, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                SIGNATURE                                                   TITLE                                DATE
                ---------                                                   -----                                ----

      /S/  MICHAEL E. JALBERT                         Chairman of the Board of Directors, President and     March 25, 1999
---------------------------------------------------                Chief Executive Officer
           Michael E. Jalbert                                   (Principal Executive Officer)


      /S/  CRAIG J. HUFFAKER                          Senior Vice President of Finance and                  March 25, 1999
---------------------------------------------------           Chief Financial Officer
            Craig J. Huffaker                         (Principal Financial and Accounting Officer)


      /S/  JOHN T. CONNOR                                                 Director                          March 25, 1999
---------------------------------------------------
             John T. Connor


      /S/ TERRY L. FAIRFIELD                                              Director                          March 25, 1999
---------------------------------------------------
          Terry L. Fairfield


      /S/ THOMAS E. HENNING                                               Director                          March 25, 1999
---------------------------------------------------
         Thomas E. Henning


      /S/ THOMAS R. LARSEN                                                 Director                          March 25, 1999
---------------------------------------------------
          THOMAS R. LARSEN


      /S/ THOMAS C. SMITH                                                   Director                          March 25, 1999
---------------------------------------------------
          Thomas C. Smith


      /S/  THOMAS R. THOMSEN                                                Director                          March 25, 1999
---------------------------------------------------
           Thomas R. Thomsen


      /S/  WINSTON J. WADE                                                  Director                          March 25 , 1999
---------------------------------------------------
           Winston J. Wade



                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Transcrypt International, Inc.

    We have audited the accompanying consolidated balance sheets of Transcrypt International, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcrypt International, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                    /s/ KMPG Peat Marwick LLP

Omaha, Nebraska
February 12, 1999

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AND DATA)

                                     ASSETS

                                                                                    1998                 1997
                                                                              -----------------    -----------------
Current assets:
       Cash and cash equivalents ............................................    $   20,262      $  15,384
       Investments ..........................................................          --           15,900
       Accounts receivable, net of allowance for returns and doubtful
       accounts of $1,997 and $2,417 in 1998 and 1997 respectively ..........         9,287         16,008
       Receivables - other ..................................................           605            785
       Cost in excess of billings on uncompleted contracts ..................         1,216            942
       Inventory ............................................................        13,907         18,363
       Income tax recoverable ...............................................          --            1,065
       Prepaid expenses .....................................................           552            478
       Deferred tax assets ..................................................         5,157          3,523
                                                                                  ---------      ---------
                   Total current assets .....................................        50,986         72,448
Property, plant and equipment, net ..........................................        11,885         11,261
Deferred tax assets .........................................................         7,219          4,504
Intangible assets, net of accumulated amortization ..........................        16,711         18,029
Other assets ................................................................           411            452
                                                                                  ---------      ---------
                                                                                  $  87,212      $ 106,694
                                                                                  ---------      ---------
                                                                                  ---------      ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Revolving line of credit .............................................     $   7,426      $    --
       Current portion of long-term debt ....................................         2,732          2,545
       Accounts payable .....................................................         2,620          9,305
       Billings in excess of cost on uncompleted contracts ..................         4,541          6,696
       Deferred revenue .....................................................         1,140          1,743
       Accrued expenses .....................................................         5,101          7,323
       Provision for litigation settlement ..................................        10,000           --
                                                                                  ---------      ---------
                   Total current liabilities ................................        33,560         27,612
Long-term debt, net of current portion ......................................             6          2,758
Deferred revenue ............................................................           550            934
                                                                                  ---------      ---------
                                                                                     34,116         31,304
                                                                                  ---------      ---------

Commitments and contingencies

Stockholders' equity:
       Preferred stock ($.01 par value; 3,000,000 shares authorized; none
       issued)  .............................................................          --             --
       Common stock ($.01 par value; 19,400,000 voting shares
       authorized, 12,729,082 issued and outstanding; 600,000 non-voting
       shares authorized, 217,542 issued and outstanding) ...................           129            129
       Additional paid-in capital ...........................................        90,315         90,315
       Accumulated deficit ..................................................       (37,348)       (15,054)
                                                                                  ---------      ---------
                                                                                     53,096         75,390
                                                                                  ---------      ---------
                                                                                  $  87,212      $ 106,694
                                                                                  ---------      ---------
                                                                                  ---------      ---------


         See accompanying notes to the consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              1998              1997              1996
                                                         ------------      ------------      ------------
Revenues ...........................................     $     62,041      $     40,423      $     10,619
Cost of sales ......................................           44,905            26,106             4,274
                                                         ------------      ------------      ------------
      Gross profit .................................           17,136            14,317             6,345
                                                         ------------      ------------      ------------
Operating expenses:

    Research and development .......................            8,812             4,469             2,234
    Sales and marketing ............................           11,476             7,031             2,187
    General and administrative .....................           12,529             4,711             2,529
    Special compensation expense ...................             --                --               5,568
    In-process research and development ............             --               9,828              --
    Restructuring charge ...........................            1,230              --                --
    Provision for litigation settlement ............           10,000              --                --
                                                         ------------      ------------      ------------
      Total operating expenses .....................           44,047            26,039            12,518
                                                         ------------      ------------      ------------
      Loss from operations .........................          (26,911)          (11,722)           (6,173)

Other income (expense) .............................               46                18              --

Interest income ....................................            1,304               874                31

Interest expense ...................................             (649)             (643)             (162)
                                                         ------------      ------------      ------------
      Loss before income taxes .....................          (26,210)          (11,473)           (6,304)
Income tax benefit .................................           (3,916)             (524)           (2,186)
                                                         ------------      ------------      ------------
           Net loss ................................     $    (22,294)     $    (10,949)     $     (4,118)
                                                         ------------      ------------      ------------
                                                         ------------      ------------      ------------
  Pro forma net loss per share - Basic and Diluted .     $      (1.72)     $      (1.09)     $      (0.61)
                                                         ------------      ------------      ------------
                                                         ------------      ------------      ------------
  Weighted average common shares - Basic and Diluted       12,946,624        10,056,690         6,783,078
                                                         ------------      ------------      ------------
                                                         ------------      ------------      ------------




         See accompanying notes to the consolidated financial statements

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                   (IN THOUSANDS, EXCEPT UNITS AND SHARE DATA)

                                                                     Common Stock
                                                                     ------------  Additional
                                                                           Par       Paid-in   Accumulated   Partners'
                                                   Units      Shares      Value      Capital     Deficit      Capital     Total
                                                ---------   ---------  ---------   ----------  -----------   ---------    -------
Balance, December 31, 1995..................    5,175,434          --  $     --    $      --  $       --    $    3,907 $    3,907
Distributions...............................           --          --        --           --          --         (181)      (181)
Net loss....................................           --          --        --           --      (4,105)         (13)    (4,118)
Issuance of stock in exchange for
  units of the Predecessor..................    (5,175,434) 5,175,434        52        3,661          --       (3,713)        --
Additional shares issued in
  1.3106311-for-1 stock split
  effected in the form of a stock dividend..           --   1,607,644        16          (16)         --           --         --
Special compensation-- options issued.......           --          --        --        5,358          --           --      5,358
                                                ---------    --------     -----     --------    --------      -------   --------
Balance, December 31, 1996..................           --   6,783,078        68        9,003      (4,105)          --      4,966
Net loss....................................           --          --        --           --     (10,949)          --    (10,949)
Initial public offering, net of related costs          --   2,500,000        25       17,685          --           --     17,710
Issuance of shares in connection
  with the purchase of the E.F.  Johnson
Company.....................................           --     832,465         8        9,992          --           --     10,000
Secondary stock offering, net of related costs         --   2,684,481        27       52,912          --           --     52,939
Exercise of stock options...................           --     146,600         1          228          --           --        229
Income tax benefit of exercise of stock
   options..................................           --          --        --          495          --           --        495
                                                ---------    --------     -----     --------    --------      -------   --------

Balance, December 31, 1997..................           --   12,946,624      129       90,315     (15,054)          --     75,390
Net loss....................................           --          --        --           --     (22,294)          --    (22,294)
                                                ---------   ---------  --------    ---------  -----------   ---------  ----------
Balance, December 31, 1998..................           --   12,946,624 $    129    $  90,315  $  (37,348)          --  $  53,096
                                                ---------   ---------  --------    ---------  -----------   ---------  ----------
                                                ---------   ---------  --------    ---------  -----------   ---------  ----------



         See accompanying notes to the consolidated financial statements

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)


                                                                                         1998         1997         1996
                                                                                  ------------  -----------    ---------
Cash flows from operating activities:
     Net loss .................................................................     ($22,294)     ($10,949)     ($ 4,118)
                                                                                    --------      --------      --------
     Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
             Special compensation expense .....................................         --            --           5,358
             In-process research and development costs ........................         --           9,828          --
             Provision for litigation settlement ..............................       10,000          --            --
             Depreciation and amortization ....................................        4,596         2,206         1,580
             Loss (gain) on sale of fixed assets ..............................         (102)          (15)            6
             Provisions for inventory reserves ................................          978         1,100           114
             Provisions for bad debts .........................................          922           202           289
             Deferred taxes ...................................................       (4,349)         (706)       (2,207)
             Changes in assets and liabilities, net of effects of acquisitions:
                 Accounts receivable ..........................................        5,979        (8,884)          489
                 Cost in excess of billings on uncompleted contracts ..........         (274)          201          --
                 Inventory ....................................................        3,478        (6,179)       (1,733)
                 Income taxes recoverable .....................................        1,065          (357)         (213)
                 Prepaid expenses and other assets ............................          (74)         (144)         --
                 Accounts payable .............................................       (6,685)       (4,855)          997
                 Billings in excess of cost on uncompleted contracts ..........       (2,155)         (823)         --
                 Accrued expenses .............................................       (1,138)          325           359
                 Deferred revenue .............................................         (987)          933          --
                                                                                    --------      --------      --------
                     Total adjustments ........................................       11,254        (7,168)        5,039
                                                                                    --------      --------      --------
                     Net cash provided by (used in) operating activities ......      (11,040)      (18,117)          921
                                                                                    --------      --------      --------
Cash flows from investing activities:
     Purchases of investments .................................................         --         (15,900)         --
     Sale of investments ......................................................       15,900          --            --
     Proceeds from sale of fixed assets .......................................          111            15            31
     Purchase of fixed assets .................................................       (3,504)       (2,422)       (2,119)
     Increase in intangible assets ............................................         (407)         --            (581)
     Decrease in other assets .................................................           41           118          --
     Payments on restructuring reserve ........................................       (1,084)       (2,380)         --
     Acquisition of E.F. Johnson Company, net of cash acquired ................         --            (292)         --
                                                                                    --------      --------      --------
     Payments under noncompete agreements .....................................         --            --            (340)
                                                                                    --------      --------      --------
                     Net cash provided by (used in) investing activities ......       11,057       (20,861)       (3,009)
                                                                                    --------      --------      --------
Cash flows from financing activities:
     Proceeds on revolving lines of credit, net ...............................        7,426       (11,914)        1,022
     Proceeds from long term debt .............................................         --           2,850         1,377
     Payments on long term debt ...............................................       (2,540)       (7,634)         (408)
     Principal payments on capitalized leases .................................          (25)         --             (16)
     Partnership distributions paid ...........................................         --            --            (181)
     Bank overdraft ...........................................................         --            (386)          386
     Issuance of common stock, net of issuance costs ..........................         --          71,217          --
     Proceeds from the exercise of employee stock options .....................         --             229          --
     Initial public offering costs ............................................         --            --            (384)
                                                                                    --------      --------      --------
                     Net cash provided by financing activities ................        4,861        54,362         1,796
                                                                                    --------      --------      --------
Net increase (decrease) in cash and cash equivalents ..........................        4,878        15,384          (292)
Cash and cash equivalents, beginning of period ................................       15,384          --             292
                                                                                    --------      --------      --------
                                                                                    --------      --------      --------
Cash and cash equivalents, end of period ......................................     $ 20,262      $ 15,384      $   --
                                                                                    --------      --------      --------
                                                                                    --------      --------      --------


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

    The Company is engaged in the design, manufacture and marketing of information security products for the land mobile radio and telephony markets. Through its E.F. Johnson subsidiary, the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers and mobile and portable radios. The Company markets its products to customers worldwide in two broad markets: business and industrial users and public safety and other governmental users. Management considers its operations to comprise two industry segments. One segment consists of business conducted in the information security industry and the second business segment competes in the wireless communication industry.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation. The results of operations of E.F. Johnson Company (EFJ) are included from the date of its acquisition, July 31, 1997.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities less than 90 days as cash equivalents. The Company places its temporary cash investments with high credit qualified financial institutions. Such investments are carried at cost, which approximates fair value. Cash and cash equivalents includes the certificate of deposits as discussed in Note 7.

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

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


1. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. The Company's policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: land improvements -- 15 years; buildings and improvements -- 15 to 30 years; equipment and furniture and fixtures -- 3 to 7 years. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results.

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

     The Company assesses the recoverability of goodwill and other intangible assets by determining whether amortization of the balances over the remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved.

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

LOSS PER SHARE

    Basic earnings per share (EPS) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. As the years ended December 31, 1998, 1997 and 1996 have net losses, the impact of outstanding stock options on diluted EPS is anti-dilutive.

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

STOCK OPTION PLAN

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant of options to employees, only if the current market price of the underlying stock exceeded the exercise price.


2. ACQUISITION:

    On July 31, 1997, the Company acquired all of the outstanding shares of capital stock and certain indebtedness of EFJ for $436 in cash and 832,465 shares of common stock, with an approximate market value of $10,000. The acquisition was accounted for by the purchase method of accounting. Purchased in-process research and development costs of $9,828 were written off as the technological feasibility of such in-process technology had not yet been established and the technology had no alternative future use. Intangibles recorded as part of the purchase include goodwill of $10,880, core technology of $891, work force of $1,374, customer base of $1,561, and trade names of $3,299. The intangible assets are being amortized over 5 to 15 years.

    The operating results of EFJ are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma financial information assumes the acquisition occurred at the beginning of 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1996, or of the results, which may occur in the future.

                                                     1997        1996
                                                  (UNAUDITED) (UNAUDITED)
Total revenues...............................      $  70,959   $  89,585
Net loss.....................................      $  (9,949)  $ (32,077)
Loss per share-- Basic and Diluted...........      $   (0.94)  $   (4.21)


                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

3. BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS:

    Amounts included in the consolidated financial statements that relate to billings on uncompleted contracts in excess of incurred costs as of December 31, 1998 and 1997 were as follows:

                                                   1998          1997
                                               ----------     ----------
Costs on uncompleted contracts ............     $ 30,615      $ 31,814
Profits in uncompleted contracts ..........       10,501        13,547
                                                --------      --------
                                                  41,116        45,361
Less billings .............................       44,441        51,115
                                                --------      --------
                                                $ (3,325)     $ (5,754)
                                                --------      --------
                                                --------      --------


Included in the consolidated balance sheet:
  Cost in excess of billings on uncompleted
  contracts ...............................     $  1,216      $    942
  Billings in excess of cost on uncompleted
  contracts ...............................       (4,541)       (6,696)
                                                --------      --------
                                                $ (3,325)     $ (5,754)
                                                --------      --------
                                                --------      --------

    Cost in excess of billings on uncompleted contracts includes direct costs of manufacturing, installation, project management, engineering, and allocable manufacturing overhead costs and accrued profits in excess of amounts billed. Billings in excess of costs on uncompleted contracts includes amounts billed and accrued anticipated losses (anticipated losses were $3,644 and $3,530 at December 31, 1998 and 1997, respectively, of which $3,773 was established in connection with the E.F. Johnson acquisition described in Note 2) on open contracts in excess of costs and accrued profits.

4. INVENTORY:

    The following is a summary of inventory at December 31, 1998 and 1997, net of reserves for obsolescence of $3,146 and $4,114, respectively

                                                      1998        1997
                                                    --------    --------
Raw materials and supplies....................      $  6,267    $  7,523
Work in process...............................         1,337       1,977
Finished goods................................         6,303       8,863
                                                    --------    --------
                                                    $ 13,907    $ 18,363
                                                    --------    --------
                                                    --------    --------


5. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consists of the following at December 31, 1998 and 1997:


                                                           1998      1997
                                                         --------  --------
Land and land improvements..........................     $    262  $   262
Buildings and improvements..........................        7,245    4,860
Equipment...........................................        9,033    8,152
Leased equipment....................................           74      136
Furniture and fixtures..............................        1,317    1,255
Construction in progress............................          209      178
                                                         --------  -------
                                                           18,140   14,843
  Less accumulated depreciation and amortization....        6,255    3,582
                                                         --------  -------
                                                         $ 11,885  $11,261
                                                         --------  -------
                                                         --------  -------

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

6. INTANGIBLE ASSETS:

    Intangible assets consist of the following at December 31, 1998 and 1997:

                                                             1998      1997
Goodwill...............................................    $ 10,880  $10,880
Proprietary technology and licensing agreements........         400    3,763
Acquired work force, customer base, trade name.........       6,234    6,234
Other..................................................       1,446    1,038
                                                           --------  -------
                                                             18,960   21,915
  Less accumulated amortization........................       2,249    3,886
                                                           --------  -------
                                                           $ 16,711  $18,029
                                                           --------  -------
                                                           --------  -------

7. REVOLVING LINES OF CREDIT:

    The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10,000. Interest was 6.18% at December 31, 1998 and is at a variable rate of 1.25% over the interest rate earned on the $10,000 cash collateral used as security on the bank line of credit. This line of credit was due on December 31, 1998 and was renewed until August 31, 1999. The working capital line is collateralized by substantially all the Company's assets including $10,000 in certificate of deposits with the bank.

    At December 31, 1998, the Company had $7,230, outstanding on the revolving line of credit. At December 31, 1997, the Company had no amounts outstanding on this line of credit. Average borrowings under the Company's line of credit and the weighted average interest rate during 1998 were $6,564 and 6.94% and during 1997 were $761 and 8.5%. The total available credit as of December 31, 1998 was $2,574 under the above line. The Company had an additional fixed line of credit with the same regional bank. It is a secured line of credit for $196. The interest rate was 7.75% at December 31, 1998. This line of credit and applicable accrued interest was paid off on February 10, 1999.

8. LONG-TERM DEBT:

    Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                                                        1998        1997
                                                                                                      ---------   -------
Industrial development revenue bonds (IDR) payable to bank with interest payments due March 1and September 1 and annual principal payments of $140 beginning March 1, 1998 at variable interest rates with principal due on March 1, 2017. This note is collateralized
by a deed of trust on a building .................................................................     $2,710     $2,850

Capital lease obligation, due in monthly principal and interest installments of
$32 through July 31, 2002, effective interest rate of 9.1% per annum, secured by land and
building .........................................................................................       --        2,400

Other capital lease obligations ..................................................................         28         53
                                                                                                       ------     ------

                                                                                                        2,738      5,303

Less current portion .............................................................................      2,732      2,545
                                                                                                       ------     ------
                                                                                                       ------     ------
                                                                                                       $    6     $2,758
                                                                                                       ------     ------
                                                                                                       ------     ------

    The revolving lines of credit discussed in Note 7 require, among other things, that the Company maintain certain levels of net worth. At December 31, 1998, the Company was in compliance with these debt covenants or had obtained the appropriate waivers. The IDR bonds require the Company to maintain at all times a letter of credit in an amount at least equal to 103% of the aggregate principal amount of bonds then outstanding plus a specified portion of interest payable.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

8. LONG-TERM DEBT: (CONTINUED)

    Subsequent to the year ended December 31, 1998, the Company pledged cash collateral of $2.8 million as additional security on its long-term indebtedness. $2.6 million of long-term debt was reclassified to a current liability on the Company's balance sheet at December 31,1998 pending the Company's efforts to refinance the debt.


9. LEASE OBLIGATIONS:

    The Company leases various equipment, automobiles and buildings under operating leases. Rent expense was $706 and $520 for the years ended December 31, 1998 and 1997, respectively and was immaterial in 1996. Future minimum rental payments under non-cancelable operating lease agreements are as follows:


            YEAR ENDING DECEMBER 31
            -----------------------
            1999.........................................    $   308
            2000.........................................        220
            2001.........................................        149
            2002.........................................         54
            2003.........................................         10
            Thereafter...................................          4
                                                             -------
                      Total minimum lease payments.......    $   745
                                                             -------
                                                             -------

10. INCOME TAXES:

    The components of the benefit for income taxes for the period ending December 31, 1998 and 1997 are as follows:

                               1998         1997         1996
                             -------   ----------   ----------
           Current:
              Federal ...    $   433      $   163      $    21
              State .....       --             19         --
                             -------      -------      -------
                             -------      -------      -------
                                 433          182           21
                             -------      -------      -------
                             -------      -------      -------
           Deferred:
              Federal ...     (4,349)        (637)      (2,207)
              State .....       --            (69)        --
                             -------      -------      -------
                              (4,349)        (706)      (2,207)
                             -------      -------      -------
                             $(3,916)     $  (524)     $(2,186)
                             -------      -------      -------
                             -------      -------      -------

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

10. INCOME TAXES: (CONTINUED)


    The Company's effective tax rate on pretax loss differs from U.S. federal statutory tax rate as follows:

                                                          1998      Percent        1997      Percent        1996      Percent
                                                       -------      -------     -------      -------     -------      -------
U.S. federal tax at statutory tax rate ...........     $(8,911)        34.0     $(3,901)        34.0     $(2,143)        34.0
Income taxable directly to partners of Predecessor        --         --            --         --               4       --

Increase in valuation allowance ..................       5,013         19.1        --         --            --         --

In-process research and development costs ........        --         --           3,341         29.1        --         --

Benefit of foreign sales corporation .............        --         --             (61)        (0.5)        (53)        (0.7)

State taxes, net of federal benefit ..............        --         --             (33)        (0.3)       --         --

Non deductible amortization ......................         251          0.1          49          0.4        --         --

Other ............................................        (269)        (0.1)         81          0.7           6       --
                                                       -------        -----     -------         ----     -------         ----
                                                       $(3,916)       (14.9)    $  (524)        (4.6)    $(2,186)       (34.7)
                                                       -------        -----     -------         ----     -------         ----
                                                       -------        -----     -------         ----     -------         ----

    Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 1998 and 1997 relate to the following.

                                                              1998          1997
                                                        -----------   -----------
Deferred tax assets:
   Special compensation expense .....................     $ 1,403     $ 1,403
   Allowance for bad debts ..........................         525         993
   Net operating loss carryforwards .................      12,255       5,549
   Provision for litigation settlement ..............       3,400        --
   Difference between tax and book amortization .....       1,538       1,547
   Difference between tax and book liability accruals       2,452       1,939
                                                          -------     -------
   Gross deferred tax assets ........................      21,573      11,431
   Less valuation allowance .........................       8,013       3,000
                                                          -------     -------
                                                           13,560       8,431
                                                          -------     -------
Deferred tax liabilities:
   Difference between tax and book depreciation .....       1,184         404
                                                          -------     -------
Net deferred asset ..................................     $12,376     $ 8,027
                                                          -------     -------
                                                          -------     -------


    There was no valuation allowance for deferred tax assets as of January 1, 1997 and 1996. A valuation allowance of $3,000 was established at the time of the purchase of EFJ. An additional $5,013 was added to the valuation allowance during 1998. Any subsequently recognized tax benefits relating to $3,000 of the valuation allowance as of December 31, 1998 will be allocated to goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. Taxable losses for the year ended December 31, 1998 and December 31, 1997 and the six

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

10. INCOME TAXES: (CONTINUED)

months ended December 31, 1996 were approximately $16,950, $7,800 and $1,300, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of existing valuation allowances at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    Net operating loss carryforwards, which originated in 1998, 1997 and 1996, will begin to expire in 2011. The Company has approximately $8,600 in Federal and state net operating loss carryforwards attributable to EFJ which expire in 2012. Tax regulations limit the amount that may be utilized on these acquired net operating losses on an annual basis to approximately $588.

11. ACCRUED EXPENSES:

    Accrued expenses consist of the following:


                                                          1998        1997
                                                        ----------  ----------
              Payroll, bonuses and employee benefits     $1,361     $1,534
              Warranty reserve .....................        530        806
              Commissions ..........................         65        789
              Restructuring reserve ................      1,800      2,581
              Other expenses .......................      1,345      1,613
                                                         ------     ------
                                                         $5,101     $7,323
                                                         ------     ------
                                                         ------     ------


    In August 1998, the Company announced a voluntary reduction in force for which the Company took a restructuring reserve of $1,230 to cover costs associated with severance and other related costs to reduce the workforce by approximately 125 employees. As of December 31, 1998, $927 has been expended. In connection with the acquisition of EFJ, a portion of the purchase price was allocated to a restructuring reserve in 1997 to cover costs associated with the purchase such as severance and relocation costs. A reserve of $4,961 was recorded, and as of December 31, 1998, $3,464 has been expended.

12. COMMITMENTS AND CONTINGENCIES:

    The Company has been named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska, and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints, as amended, also name one or more officers of the Company and PriceWaterhouseCoopers, LLP as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES:

    The federal class actions generally allege claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The class action complaints seek unspecified compensatory damages, attorneys' fees and costs. The federal class actions have been consolidated and lead plaintiff appointed. The amended federal class action complaint was filed on March 4, 1999 and the Company is required to answer or otherwise respond to the complaint by March 27, 1999.

    Although the class action complaints do not allege the amount of damages and other relief that the plaintiffs are seeking, the Company believes the amount of damages ultimately sought by the plaintiffs will be material. In light of the Company's restatement of financial information contained in its various registration statements and prospectuses, the Company believes that there may be an unfavorable outcome for at least some of the claims asserted in the lawsuits or which may be asserted in the future against the Company.

    The Company is attempting to settle the class action lawsuits with a combination of Company stock and cash up to the limits of its directors' and officers' liability insurance. In the quarter ended December 31, 1998, the Company recorded a special provision of $10.0 million relating to the federal and state class action lawsuits pending in Nebraska against the Company and certain of its current and former officers. As previously disclosed, the Company is in ongoing settlement discussions regarding these lawsuits. While no settlement agreement has been reached, the $10.0 million special provision is the Company's best estimate of the amount that would be necessary for the Company to contribute to settle the class actions. The Company would anticipate satisfying any settlement by issuing shares of common stock to the class members rather than using its cash reserves. Despite the taking of the special provision, the Company can give no assurances whether any settlement can be reached, what the terms of any settlement would be or whether the Company would be required to contribute more than $10.0 million. Many factors will ultimately affect and determine the results of the litigation however, and the Company can provide no assurances that the outcome will not have a significant adverse effect on the Company's business, financial condition, results of operations and cash flows.

    On November 4, 1998, Physician's Mutual Insurance Company filed an action in the District Court of Douglas County, Nebraska against the Company, PriceWaterhouseCoopers, LLP and two former officers of the Company. The complaint contains common law causes of action for fraudulent misrepresentation, fraudulent concealment and negligent misrepresentation against the defendants arising from the same facts and circumstances underlying the class actions. The complaint seeks damages in an amount to be proved at trial, but which is currently alleged to be approximately $850,000. The Company is unable to predict the likelihood of the outcome or range or amount of potential liability that may arise therefrom.

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

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES: (Continued)

    In April 1998, the Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether violations of certain aspects of the Federal securities laws had occurred in connection with the Company. At the present time, the Company is unable to predict whether the SEC is likely to initiate enforcement action against the Company or its affiliated parties relating to these events.

    The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 1999, have a total undrawn balance of $128, and bonds which expire on various dates through 1999, totaling $24,500 at December 31, 1998. As of December 31, 1998 no bonds have been drawn upon and the Company's bonding capacity remains at $50,000.

    As a result of the EFJ acquisition, the Company has an agreement with a vendor to purchase certain annual dollar volume of products. In the event the Company fails to purchase the minimum volume, it must pay a penalty equal to 35% of the shortfall. Future minimum purchase quantities are as follows: 1999 -- $2,500; 2000 --$391. The Company does not anticipate meeting its future minimum purchase commitments. This shortfall was anticipated and accrued as a liability in the allocation of the purchase price for EFJ. In 1998, the Company incurred $666 as a result of this take or pay contract.


13. OPTION PLANS:

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

    Effective as of September 6, 1996, the Company established the 1996 Stock Incentive Plan (the "Plan"). Any employee, including any director of the Company, and any non-employee director or independent contractor of the Company is eligible to be considered for the issuance of shares of common stock, $0.01 par value per share, of the Company or of any other class of security or right of the Company which is convertible into common stock. The aggregate number of shares issued under the Plan as amended in October 1998, shall not exceed 2,000,000. As of December 31, 1998 the Company 962,933 shares have been issued under the Plan. The Plan provides that unless otherwise provided by the Plan committee any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


13. OPTION PLANS: (Continued)

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma loss per share would have been as follows:

                                                                      1998           1997        1996
                                                                 ---------      ---------    --------
Pro forma net loss-- as reported .............................   $ (22,294)      $(10,949)    $(4,114)
Pro forma net loss-- as adjusted under SFAS No. 123 ..........     (23,010)       (11,149)     (4,114)
Pro forma net loss per share-- as reported:
  Basic and Diluted ..........................................       (1.72)         (1.09)       (.61)
Pro forma net loss per share-- as adjusted under SFAS No. 123:
  Basic and Diluted ..........................................       (1.78)         (1.11)       (.61)



    Fair value of the options was not determinable prior to September 30, 1996 when the Board of Directors approved full vesting of the outstanding options. No options were granted subsequent to September 30, 1996, during the year ended December 31, 1996. The weighted average fair value per option at date of grant durring 1998 and 1997 was $11.33 and $7.92, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

                                                        1998       1997       1996
                                                     ---------  ---------  -------
Expected option life.............................    10 years   10 years   10 years
Expected annual volatility.......................      110%        68%        N/A
Risk-free interest rate..........................      4.65%      6.62%      6.50%
Dividend yield...................................       0%         0%         0%



    The status of stock options under the Plan are summarized as follows:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                            NUMBER OF    PRICE PER     OPTIONS
                                                              SHARES      SHARE      EXERCISABLE
                                                            ---------    ---------   -----------
Balance at December 31, 1995                                  464,619    $    1.13           --
  Granted ................................................    252,297         3.05           --
  Exercised ..............................................         --          --
  Forfeited ..............................................         --          --
                                                              -------    ---------      -------
Balance at December 31, 1996                                  716,916         1.81      716,916
  Granted ................................................    459,600        10.29
  Exercised ..............................................   (146,600)        1.57
  Forfeited ..............................................   (146,383)       10.01
                                                              -------    ---------      -------
Balance at December 31, 1997                                  883,533         4.90      553,933
  Granted ................................................    215,000         7.72
  Exercised ..............................................         --           --           --
  Forfeited ..............................................   (135,600)        5.12
                                                              -------    ---------
Balance at December 31, 1998 .............................    962,933    $    4.94      627,933
                                                              -------    ---------      -------
                                                              -------    ---------      -------



                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

13. OPTION PLANS: (Continued)


                                                          WEIGHTED
                                            NUMBER         AVERAGE    WEIGHTED     NUMBER       EXERCISABLE
                                        OUTSTANDING AT    REMAINING    AVERAGE EXERCISABLE AT    WEIGHTED
 RANGE OF                                DECEMBER 31,    CONTRACTUAL  EXERCISE  DECEMBER 31,      AVERAGE
EXERCISE PRICE                               1998           LIFE        PRICE       1998      EXERCISE PRICE
-----------------                       --------------  -----------  --------- -------------  --------------
$      0.76      --        0.76            294,257          6.67     $   0.76     294,257        $  0.76
       2.69      --        2.75             85,000          9.78         2.71           0           0.00
       3.05      --        3.05            259,676          7.15         3.05     259,676           3.05
       3.94      --        8.00            204,000          8.43         7.20      56,000           8.00
      10.50      --        21.69            80,000          8.88        13.62      10,000          15.50
      23.50      --        23.50            10,000          8.88        23.50       2,000          23.50
      23.94      --        23.94            30,000          9.08        23.94       6,000          23.94
      --------------------------           -------         ------    --------     -------        ---------
       0.76      --        23.94           962,933          7.73     $   4.94     627,933      $   2. 88
      --------------------------           -------         ------    --------     -------        ---------
      --------------------------           -------         ------    --------     -------        ---------




14. BENEFIT PLANS:

    The Company has a profit sharing plan which covers substantially all employees. Contribution levels are determined by the Board of Directors annually. Profit sharing expense approximated $0, $100 and $60 for the years ended December 31, 1998, 1997 and 1996, respectively.

    The Company also has a 401(k) plan which covers substantially all employees. Participants may contribute up to 10% of their annual compensation and the Company makes matching contributions of 50% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Company contributions approximated $372, $111 and $16 for the years ended December 31, 1998, 1997 and 1996, respectively.


15. CONCENTRATIONS:

    No customer accounted for sales 10% or greater in 1998. Sales to major customers were as follows:

                                                             1997     1996
                                                           -------  -------
Individual customers representing 10% or more of
  consolidated sales in each year:
  Motorola, Inc.......................................     $    --  $ 2,180
  Modern Scientific and Electronic Corporation........     $ 4,374  $    --



    In addition, a substantial portion of the Company's revenue is from customers in the governmental sector, both domestic and foreign. The Company's policy does not require significant collateral or other security to support such receivables.

    In addition to being a customer, Motorola is also a key manufacturer of electronic components used by the Company. Purchases by the Company from Motorola totaled approximately $1,244, $3,862 and $1,878 in 1998, 1997, and 1996, respectively.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amount of cash and cash equivalents, accounts receivable, receivables-other, cost in excess of billings on uncompleted contracts, income taxes recoverable, prepaid expenses, accounts payable, billings in excess of cost on uncompleted contracts and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt and the revolving line of credit approximate fair value as calculated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

17. STOCK OFFERINGS:

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

    A portion of the Company's net proceeds from the offering was used to retire term and installment notes payable and the revolving lines of credit. The remaining net proceeds were used for general working capital purposes and to support the Company's growth and business strategy.

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

18. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid by the Company during the years ended December 31, 1998, 1997 and 1996 amounted to $514, $618 and $163, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1998 and 1997 were $0 and $642, respectively.

    During 1996, the Company made non-cash additions to property, plant and equipment and deferred initial public offering costs of $174 and $184, respectively.

    In conjunction with the acquisition during the year ended December 31, 1997 (see Note 2) assets acquired, liabilities assumed and common stock issued were as follows:

Fair value of assets acquired...............................    $  30,574
Excess of cost over net tangible assets acquired............       27,833
Liabilities assumed.........................................      (48,115)
Common stock issued.........................................      (10,000)
                                                                ---------
          Cash paid, net of cash received...................    $     292
                                                                ---------
                                                                ---------


                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


19. SEGMENT AND RELATED INFORMATION:

      The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in 1998. The statement allows, and the Company has chosen, the adoption of this statement for the year ended December 31, 1998 and 1997.

      The Company's reporting segments are strategic business units that offer different products and services. Management considers its operations to comprise two industry segments. One segment consists of business conducted in the information security industry, which comprises the design, manufacture and sale of devices that prevent the unauthorized interception on sensitive voice and data communication. The second business segment competes in the wireless communication industry where the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers, mobile and portable radios and complete radio communication systems.

      The following table is a summary of unaudited annual results for the years ended December 31, 1998, 1997 and 1996. E.F. Johnson was acquired on July 31, 1997, the Company prior to the acquisition was comprised solely of the Information Security business segment.



                                                             YEAR ENDED
                                             --------------------------------------------
                                             DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                             --------------------------------------------
IN THOUSANDS                                    1998             1997           1996
-----------------------------------------------------------------------------------------
SALES
Information Security ......................   $10,925           $10,586       $10,619
Wireless Communication ....................    51,116            29,837          --
                                              -------           -------       -------
TOTAL SALES ...............................    62,041            40,423        10,619
                                              -------           -------       -------
COST OF GOODS SOLD
Information Security ......................     5,105             5,919         4,274
Wireless Communication ....................    39,800            20,187          --
                                              -------           -------       -------
TOTAL COST OF GOODS SOLD ..................    44,905            26,106         4,274
                                              -------           -------       -------
GROSS MARGIN
Information Security ......................     5,820             4,667         6,345
Wireless Communication ....................    11,316             9,650          --
                                              -------           -------       -------
TOTAL GROSS MARGIN ........................   $17,136           $14,317       $ 6,345
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
GROSS MARGIN PERCENTAGE
Information Security ......................      53.3%             44.1%        59.8%
Wireless Communication ....................      22.1%             32.3%         0.0%
                                              -------           -------       -------
TOTAL GROSS MARGIN PERCENTAGE .............      27.6%             35.4%        59.8%
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


19. SEGMENT AND RELATED INFORMATION: (Continued)

EXPORT SALES

    A significant portion of the Company's sales are made to customers outside of the United States. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic area were as follows:

                                        1998       1997     1996
                                      --------   -------  ------
Europe.............................   $  1,902   $   804  $ 1,960
Middle East and Asia...............      3,953     7,657    1,525
Central and Latin America..........     16,859     6,933    2,235
                                      --------   -------  -------
                                      $ 22,714   $15,394  $ 5,720
                                      --------   -------  -------
                                      --------   -------  -------




20. UNAUDITED QUARTERLY FINANCIAL DATA:

         The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ending December 31, 1998. This information has been prepared on the same basis as the financial statements appearing elsewhere in this report. The Company's operating results for any one quarter are not indicative of results for any future period.

         Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly may not equal the earnings per share for the year because of (i) transactions affecting the weighted average number of common shares outstanding in each quarter and (ii) the uneven distribution of earnings during the year.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

20. UNAUDITED QUARTERLY FINANCIAL DATA: (Continued)

                                                                             QUARTER ENDED
                                                              ----------------------------------------------
                                                              MARCH 31,    JUNE 30,    SEPT. 30,    DEC.31,
                                                              ---------    --------    ---------    --------
                                                                  (in thousands, except per share data)
1998
Revenues ..................................................   $ 21,988    $ 13,877    $ 14,325    $   11,851
Income (loss) from operations .............................      1,717      (7,749)     (5,955)      (14,924)
Interest (expense) income and other income, net ...........        311         108          29           254
                                                              --------    --------    --------    ----------
Net income (loss) before income taxes .....................      2,028      (7,641)     (5,926)      (14,670)
Provision (benefit) for income taxes ......................        712      (2,598)     (2,030)           --
                                                              --------    --------    --------    ----------
Net income (loss) .........................................   $  1,316    $ (5,043)   $ (3,896)   $  (14,670)
                                                              --------    --------    --------    ----------
                                                              --------    --------    --------    ----------
Net income (loss) per share
Basic .....................................................   $   0.10    $  (0.39)   $  (0.30)   $    (1.13)
                                                              --------    --------    --------    ----------
                                                              --------    --------    --------    ----------
Diluted ...................................................   $   0.10    $  (0.39)   $  (0.30)   $    (1.13)
                                                              --------    --------    --------    ----------
                                                              --------    --------    --------    ----------
1997
Revenues ..................................................   $  3,512    $  2,915    $ 13,428    $   20,568
Income (loss) from operations .............................         93      (1,439)    (11,267)          891
Interest (expense) income and other income, net ...........         76         159        (227)          241
                                                              --------    --------    --------    ----------
Net income (loss) before income taxes .....................        169      (1,280)    (11,494)        1,132
Provision (benefit) for income taxes ......................         27        (490)       (468)          407
                                                              --------    --------    --------    ----------
Net income (loss) .........................................   $    142    $   (790)   $(11,026)   $      725
                                                              --------    --------    --------    ----------
                                                              --------    --------    --------    ----------
Net income (loss) per share
Basic .....................................................   $   0.02    $  (0.09)   $  (1.12)   $     0.06
                                                              --------    --------    --------    ----------
                                                              --------    --------    --------    ----------
Diluted ...................................................   $   0.02    $  (0.09)   $  (1.12)   $     0.06
                                                              --------    --------    --------    ----------
                                                              --------    --------    --------    ----------




    The Company incurred a charge of $1.2 million for restructuring the workforce in the third quarter ended September 30, 1998.

     In the quarter ended September 30, 1997, the Company incurred a charge of $9.8 million for in-process research and development cost in connection with its acquisition of EFJ.

     In the quarter ended December 31, 1998, a special provision of $10.0 million was made for the potential settlement of the pending class action litigation and no provision was made for future tax benefits in connection with the loss. The tax benefit was fully offset by an increase in the valuation allowance (See Note 10).

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Transcrypt International, Inc.

    The audits referred to in our report dated February 12, 1999, included the related financial statement schedule as of December 31, 1998, and for each of the years in the three-year period ended December 31, 1998, included in Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/ KMPG Peat Marwick LLP

Omaha, Nebraska
February 12, 1999

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                  BALANCE AT   CHARGED TO      CHARGED                    BALANCE AT
                                                  BEGINNING     EXPENSES      TO OTHER      DEDUCTIONS        END
                                                  OF PERIOD   (PROVISIONS)    ACCOUNTS     (WRITEOFFS)     OF PERIOD
                                                 ----------------------------------------------------------------------
       Allowance for doubtful accounts for the:
         Year Ended December 31, 1996                $181,659      $288,596            --        $40,004      $430,251
         Year Ended December 31, 1997                $430,251      $202,321    $2,337,291       $553,361    $2,416,502
         Year Ended December 31, 1998              $2,416,502      $921,684            --     $1,341,395    $1,996,791


       Inventory Obsolescence Reserve for the:
         Year Ended December 31, 1996                 $82,041      $127,650            --       $170,842       $38,849
         Year Ended December 31, 1997                 $38,849    $2,636,107    $5,187,000     $3,747,526    $4,114,430
         Year Ended December 31, 1998              $4,114,430      $977,688            --     $1,946,186    $3,145,932


       Allowance for Restructuring Reserve for
       the:
         Year Ended December 31, 1997                      --            --    $4,960,500     $2,379,424    $2,581,076
         Year Ended December 31, 1998              $2,581,076    $1,230,000            --     $2,010,412    $1,800,664


       Allowance for Warranty Reserve for the:
         Year Ended December 31, 1996                 $64,455       $24,142            --        $15,282       $73,315
         Year Ended December 31, 1997                 $73,315      $408,687      $706,244       $381,757      $806,489
         Year Ended December 31, 1998                $806,489      $264,539            --       $540,881      $530,147



                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                           DESCRIPTION
   -------                          -----------
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

     10.3.1 Employment Agreement between the Company and Frederick G. Hamer dated as of July 29, 1997 (incorporated herein by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997, File No. 0-21681 (hereinafter
               "1997 Form 10-K")).

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



   EXHIBIT
   NUMBER                           DESCRIPTION
   -------                          -----------
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

     10.34-    RESERVED

     10.35




   EXHIBIT
   NUMBER                           DESCRIPTION
   -------                          -----------

     10.36     License Agreement, dated as of January 15, 1997, between E.F.
               Johnson Company and Johnson Data Telemetry Corporation
               (incorporated herein by reference to Exhibit 10.36 to the October
               1997 Registration Statement).

     10.37 Loan Agreement, dated as of December 31, 1997, by and between U.S. Bank National Association d/b/a First Bank N.A., and the
               Company, together with related documents. (incorporated herein by reference to Exhibit 10.37 to the 1997 Form 10-K).

     10.38 First Amendment to Loan Agreement dated May 21, 1998 by and between U.S. Bank National Association and the Company, together with related documents. (incorporated herein by reference to Exhibit 10.38 to the 1997 Form 10-K).

     10.39     Severance Agreement and Mutual Release between the Company and
               Jeffery L. Fuller dated June 2, 1998 (incorporated herein by reference to Exhibit 10.39 to the 1997 Form 10-K).

     10.40     Severance Agreement and Mutual Release between the Company and
               Charles E. Baumann dated June 2, 1998 (incorporated herein by reference to Exhibit 10.40 to the 1997 Form 10-K).

     10.41 Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999.

     10.42 Employment Agreement between the Company and Michael E. Jalbert dated March 1, 1999.

     10.43 Employment Agreement between the Company and Michael P. Wallace dated March 25, 1999.

     11.1      Statement re: Computation of Per Share Earnings.

     21 Subsidiaries of the Registrant. (incorporated herein by reference to Exhibit 21 to the 1997 Form 10-K).

     23.1      Consent of KPMG Peat Marwick LLP.

     27.1      Financial Data Schedule.



------------------
* Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.