Form 10-Q
period 1999-03-31
TRANSCRYPT INTERNATIONAL INC
filed 1999-05-17
CIK 1023516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004


                                    FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

             YES  [X]          NO [ ]


     As of April 30, 1999, 12,946,624 shares of the Registrant's Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 1999 and December 31, 1998
(in thousands)

                                                                                      MARCH 31,                DECEMBER 31,
                                  ASSETS                                                1999                      1998
                                                                                ---------------------     ----------------------
                                                                                    (unaudited)
Current assets:
    Cash and cash equivalents                                                       $     18,675               $     20,262
    Accounts receivable, net of allowance for returns and doubtful
     accounts of $2,111 and $1,997 respectively                                            7,952                      9,287
    Receivables - other                                                                      236                        605
    Cost in excess of billings on uncompleted contracts                                    1,518                      1,216
    Inventory                                                                             12,377                     13,907
    Prepaid expenses                                                                         648                        552
    Deferred tax assets                                                                    5,157                      5,157
                                                                            ---------------------     ----------------------
                          Total current assets                                            46,563                     50,986
Property, plant and equipment, net                                                        11,291                     11,885
Deferred tax assets                                                                        7,219                      7,219
Intangible assets, net of accumulated amortization                                        16,315                     16,711
Other assets                                                                                 418                        411
                                                                             ---------------------     ----------------------
                                                                                    $     81,806               $     87,212
                                                                             =====================     ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving line of credit                                                        $      7,329               $      7,426
    Current portion of long-term debt                                                      2,590                      2,732
    Accounts payable                                                                       2,552                      2,620
    Billings in excess of cost on uncompleted contracts                                    4,449                      4,541
    Deferred revenue                                                                         932                      1,140
    Accrued expenses                                                                       4,324                      5,101
    Provision for litigation settlement                                                   10,000                     10,000
                                                                            ---------------------     ----------------------
                          Total current liabilities                                       32,176                     33,560
Long-term debt, net of current portion                                                         2                          6
Deferred revenue                                                                             489                        550
                                                                             ---------------------     ----------------------
                                                                                          32,667                     34,116
                                                                             ---------------------     ----------------------

Commitments and contingencies
Stockholders' equity:
    Common stock                                                                             129                        129
    Additional paid-in capital                                                            90,315                     90,315
    Accumulated deficit                                                                  (41,305)                   (37,348)
                                                                            ---------------------     ----------------------
                                                                                          49,139                     53,096
                                                                            ---------------------     ----------------------
                                                                                    $     81,806               $     87,212
                                                                            =====================     ======================

        See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 1999 and 1998
(Unaudited) (in thousands, except share and per share data)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                      ------------------------------------
                                                           1999                1998
                                                      ---------------    -----------------
Revenues                                                    $  9,709           $   21,988
Cost of sales                                                  7,735               12,910
                                                      ---------------    -----------------
      Gross profit                                             1,974                9,078
                                                      ---------------    -----------------
Operating expenses:
    Research and development                                   1,714                2,038
    Sales and marketing                                        1,726                3,210
    General and administrative                                 2,634                2,113
                                                      ---------------    -----------------
      Total operating expenses                                 6,074                7,361
                                                      ---------------    -----------------

      Income (loss) from operations                          (4,100)                1,717

Other income                                                     108                   16
Interest income                                                  203                  394
Interest expense                                               (168)                 (99)
                                                      ---------------    -----------------
      Income (loss) before income taxes                      (3,957)                2,028
Income tax provision                                               -                  712
                                                      ---------------    -----------------
           Net income (loss)                              $  (3,957)            $   1,316
                                                      ===============    =================

Net income (loss) per share - Basic                       $   (0.31)            $    0.10
                                                      ===============    =================
Net income (loss) per share - Diluted                     $   (0.31)            $    0.10
                                                      ===============    =================

Weighted average common shares - Basic                    12,946,624           12,946,624
                                                      ===============    =================
Weighted average common shares - Diluted                  12,946,624           13,621,149
                                                      ===============    =================

      See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 1999 and 1998
(Unaudited) (in thousands)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------------------------
                                                                                    1999                        1998
                                                                           ------------------------    -----------------------
Net cash flow used in operating activities                                          $        (588)             $      (3,728)
                                                                           ------------------------    -----------------------
Cash flow from investing activities:
  Proceeds from sale of fixed assets                                                            72                          -
  Purchase of fixed assets                                                                   (135)                      (747)
  Increase in intangible assets                                                               (19)                          -
  Decrease in other assets                                                                     (8)                          -
  Payments on restructuring reserve                                                          (666)                      (278)
  Sale of investments                                                                            -                      1,750
                                                                           ------------------------    -----------------------
           Net cash provided by (used in) investing activities                               (756)                        725
                                                                           ------------------------    -----------------------

Cash flow from financing activities:
  Borrowings (payments) on revolving lines of credit, net                                     (98)                      5,759
  Payment of industrial development revenue bonds                                            (140)                          -
  Payment on term loans, lines of credit and capitalized leases                                (5)                    (2,546)
                                                                           ------------------------    -----------------------
           Net cash provided by (used in) financing activities                               (243)                      3,213
Net increase (decrease) in cash                                                            (1,587)                        210
Cash and cash equivalents at beginning of period                                            20,262                     15,384
                                                                           ------------------------    -----------------------
Cash and cash equivalents at end of period                                           $      18,675              $      15,594
                                                                           ========================    =======================

        See accompanying notes to the consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (in thousands, except share and per share data)

1. GENERAL

           The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1998 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three months ended March 31, 1999 and for the three months ended March 31, 1998 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

2. ORGANIZATION AND CONSOLIDATION

           The Company is a manufacturer of information security products and wireless communications products and systems. The Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the land mobile radio ("LMR") and telephony security markets. Through its E.F. Johnson subsidiary, the Company designs, develops, manufactures and markets (1) trunked and conventional radio systems, (2) stationary land mobile radio transmitters/receivers and (3) mobile and portable radios. The Company sells its LMR products and systems mainly to two broad markets: (1) business and industrial ("B&I") users and (2) public safety and other governmental users.

           The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

3. LOSS PER SHARE

           Basic earnings per share (EPS) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three months ended March 31, 1999 a net loss was incurred and the impact of outstanding stock options on diluted EPS is anti-dilutive. For the three months ended March 31, 1998, net income per share - diluted includes incremental shares for outstanding stock options of 674,525 shares.

4. INVENTORY

           The following is a summary of inventory at March 31, 1999 and December 31, 1998:

                                          March 31, 1999        December 31, 1998
                                          --------------        -----------------
Raw materials and supplies                  $     5,997           $     6,267
Work in progress                                  1,263                 1,337
Finished goods                                    5,117                 6,303
                                                 ------                ------
                                            $    12,377           $    13,907
                                                 ------                ------
                                                 ------                ------


5. REVOLVING LINES OF CREDIT

           The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10,000. The variable interest rate is 1.25% over the interest rate earned on the $10,000 cash collateral used as security on the bank line of credit. This line of credit is due on August 31, 1999. The working capital line is collateralized by substantially all the Company's assets including $10,000 in certificate of deposits with the bank.

           At March 31, 1999, the Company had $7,329, outstanding on the revolving line of credit. At December 31, 1998, the Company had $7,426, outstanding on the line of credit. The Company had an additional fixed line of credit with the same regional bank. It had a secured line of credit for $196. This line of credit and applicable accrued interest was paid off on February 10, 1999.

6. COMMITMENTS AND CONTINGENCIES

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

           The federal class actions generally allege claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The class action complaints seek unspecified compensatory damages, attorneys' fees and costs. The federal class actions have been consolidated and lead plaintiff appointed. The amended federal class action complaint was filed on March 4, 1999 and the Company is required to answer or otherwise respond to the complaint by May 19, 1999.

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

           The Company is attempting to settle the class action lawsuits with a combination of Company stock and cash up to the limits of its directors' and officers' liability insurance. In the quarter ended December 31, 1998, the Company booked a special provision of $10.0 million relating to the federal and state class action lawsuits pending in Nebraska against the Company and certain of its current and former officers. As previously disclosed, the Company is in ongoing settlement discussions regarding these lawsuits. While no settlement agreement has been reached, the $10.0 million special provision is the Company's best estimate of the amount that would be necessary for the Company to contribute to settle the class actions. The Company would anticipate satisfying any settlement by issuing shares of common stock to the class members rather than using its cash reserves. Despite the taking of the special provision, the Company can give no assurances whether any settlement can be reached, what the terms of any settlement would be or whether the Company would be required to contribute more than $10.0 million.

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

           Many factors will ultimately affect and determine the results of the litigation however, and the Company can provide no assurances that the outcomes will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

7. SEGMENT AND RELATED INFORMATION

      The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in 1998.

      The Company's reporting segments are strategic business units that offer different products and services. Management considers its operations to comprise two industry segments. One segment consists of business conducted in the information security industry, which comprises the design, manufacture and sale of devices that prevent the unauthorized interception on sensitive voice and data communication. The second business segment competes in the wireless communication industry where the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers, mobile and portable radios and trunked and conventional radio communication systems.

      The following table is a summary of unaudited quarterly results for the three months ended March 31, 1999 and 1998.

                                                QUARTER ENDED
            ----------------------------------------------------------------------
                                                   MARCH 31,            MARCH 31,
            ----------------------------------------------------------------------
            IN THOUSANDS                             1999                 1998
            ----------------------------------------------------------------------
            SALES
            Information Security                    $  1,956             $  3,790
            Wireless Communication                     7,753               18,198
                                                -------------        -------------
            TOTAL SALES                                9,709               21,988
                                                -------------        -------------
            COST OF GOODS SOLD
            Information Security                       1,075                  877
            Wireless Communication                     6,659               12,033
                                                -------------        -------------
            TOTAL COST OF GOODS SOLD                   7,735               12,910
                                                -------------        -------------
            GROSS MARGIN
            Information Security                         881                2,913
            Wireless Communication                     1,094                6,164
                                                -------------        -------------
            TOTAL GROSS MARGIN                       $ 1,974             $  9,078
            ======================================================================

            ----------------------------------------------------------------------
            GROSS MARGIN PERCENTAGE
            Information Security                       45.0%                76.9%


            Wireless Communication                     14.1%                33.9%
            TOTAL GM PERCENTAGE                        20.3%                41.3%
            ----------------------------------------------------------------------

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

           The following table sets forth certain Consolidated Statements of Operations (in thousands) information as a percentage of revenues during the periods indicated:

                                                               THREE MONTHS ENDED MARCH 31,
                                                ------------------------------------------------------------
                                                        1999                           1998
                                                ------------------------------------------------------------
     Revenues                                        $ 9,709          100.0%        $21,988          100.0%
     Cost of sales                                     7,735           79.7%         12,910           58.7%
                                                -------------     -----------   ------------     -----------
     Gross profit                                      1,974           20.3%          9,078           41.3%
     Operating expenses:
          Research and development                     1,714           17.7%          2,038            9.3%
          Sales and marketing                          1,726           17.8%          3,210           14.6%
          General and administrative                   2,634           27.1%          2,113            9.6%
                                                -------------     -----------   ------------     -----------
               Total operating expenses                6,074           62.6%          7,361           33.5%
                                                -------------     -----------   ------------     -----------
     Income (loss) from operations                   (4,100)         (42.3)%          1,717            7.8%
     Other income                                        108            1.1%             16            0.1%
     Interest income                                     203            2.1%            394            1.8%
     Interest expense                                  (168)          (1.7)%           (99)          (0.5)%
                                                -------------     -----------   ------------     -----------
     Income (loss) before income taxes               (3,957)         (40.8)%          2,028            9.2%
     Provision for income taxes                            -            0.0%            712            3.2%
                                                -------------     -----------   ------------     -----------
               Net income (loss)                   $ (3,957)         (40.8)%        $ 1,316            6.0%
                                                =============     ===========   ============     ===========

           Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the outcome of pending class action litigation involving the Company, the outcome of the pending investigation by the SEC, the effects of the Company's restatement of its financial statements on the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, expectations regarding the Company's efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

           The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Restatement and Recent Developments

           In 1998, the Company restated its previously released results for the year ended December 31, 1997, the Company's financial statements for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December
31 during 1997 and 1996. The
restatement of the Company's financial statements and other events relating to the restatement, including the class action lawsuits and the SEC investigation which occurred subsequent to March 31, 1998, have had an adverse impact on the Company's business, financial condition, results of operations, liquidity and cash flows. These events have had, to varying degrees, an adverse impact on the Company's relationships with its customers and vendors. Because of these events, the Company is also evaluating all of its product lines, and has implemented and is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues. Implementation of any plan resulting from these initiatives in the future may result in substantial up front costs and cash expenditures. The Company can provide no assurance that the restatement of the financial statements and the ongoing class action and securities lawsuits and SEC investigation, regardless of their outcomes, will not continue to have a material adverse effect on the Company's business, financial condition, results of operations, liquidity and cash flows.

           In connection with the bidding requirements on domestic systems contracts with governmental agencies, the bidding procedures often require suppliers of systems to supply a bond from an approved surety company at the time the contract is awarded. A number of factors can limit the availability of such bonds. These include the applicant's financial condition and operating results, the applicant's record for completing similar systems contracts and the extent to which the applicant has bonds in place for other projects.

           As a result of its review of the Company's recent operating results, the current issuer of the Company's bonds recently advised the Company that it will only issue additional bonds up to a maximum of $2.0 to $3.0 million through June 15, 1999 on behalf of the Company and these bonds would have to be collateralized up to 50% of the amount of the bond.

           The Company has identified another surety company to issue bonds for the Company on a case by case basis subject to terms and conditions negotiated for each such bond. The new surety company has advised the Company that it will require some amount of collateral on any bonds it may issue.

           To the extent that the Company is a successful bidder on any domestic systems contracts and depending on the Company's overall need for bonds, the requirement that any additional bonds be collateralized could adversely affect the Company's ability to bid on or be awarded new domestic systems contracts. This, in turn, could have a material adverse affect on the Company's business, financial condition, results of operations and liquidity.

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

           Revenues decreased 55.8% to $9.7 million in the first quarter of 1999, compared to $22.0 million during the same period of 1998. Of total revenues in the first quarter, the information security segment comprised 20.1% and the wireless communication segment comprised 79.9%. The decline was primarily attributable to declines in sales of LMR systems to government agencies, lower revenues from business and industrial users and international sales in the wireless communication segment.

           The decrease in revenues was partially attributable to the uncertainty raised by the restatement discussed above, which has adversely impacted sales of LMR systems to governmental agencies. The Company was not awarded any domestic system contracts in 1998. During the first quarter of 1999, the Company was awarded two contracts in the domestic public safety market for approximately $6.0 million, any revenue on these contracts will be recognized as revenue over the next 12 months. The recent action taken by the Company's surety company described above under "Restatement and Recent Developments" could adversely effect, among other things, the Company's ability to bid on LMR systems to government agencies in the future.

           The Company also experienced reduced demand and downward pricing pressure for its wireless communication analog products sold to business and industrial users. Management believes that this is due to several factors. These include the fact that (1) no new 800 MHz SMR frequencies are being made available and existing channels are filling up; (2) SMR operator's with licenses for 900 MHz channels have been slow to develop their build outs; (3) there has been consolidation in both of these SMR marketplaces; and (4) a number of SMR systems have been converting from analog to digital which has resulted in the increasing availability of used analog radios and repeaters in the marketplace. In an effort to reverse the downward trend of its B&I sales, the Company has reduced prices on certain B&I products. While the price reduction may improve overall sales, it will have a negative impact on gross margins.

           Revenues from international sales declined to $2.4 million for the three months ended March 31, 1999, compared to $8.0 million for the same period in 1998. The decrease is primarily due to a decline in sales in Central and Latin America. The Company's revenue in the first quarter of 1999 for Central and Latin America decreased approximately 75% compared to the first quarter of 1998. The decline in revenues to Central and Latin America is attributable to economic uncertainty, which resulted in recent currency fluctuations in the region. Middle East and Asian revenues for the first three months of 1999 were down approximately 68% compared to the first three months of 1998 and this decrease was due to continued economic weakness in that region of the world. Revenues in Europe, while a small percentage of overall sales, decreased approximately 17.3% for the first three months of 1999 compared to the same period in 1998. The Company's international sales may continue to be depressed for the rest of 1999 as compared to 1998 due to world economic conditions.

           In an effort to improve sales, the Company plans to introduce new products in 1999. Land mobile radio secure products to be introduced include new encryption modules for deployment in a wide range of mobile radios, including the latest Motorola models. In telephony, voice security modules are under development for Nokia and Qualcomm cellular phones. The Company's EFJohnson Division will introduce new models of our hand-held land mobile radios and a new line of digital mobile radios, which are APCO-25 compliant. The EFJohnson Division released on March 31, 1999 the Company's LTR-Net-TM-trunked radio system. With LTR-Net-TM-, EFJohnson is the only company that is currently delivering a complete system solution for enhanced LTR-Registered Trademark- networking. The timing of the Company's introduction of proposed new products and the acceptance of any new products introduced by the Company are subject to certain risks and uncertainties that could cause the actual results, performance or achievements to differ materially from those expressed, suggested or implied.

Gross Profit

           Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit was $2.0 million (20.3% gross margin) for the first quarter of 1999, compared to $9.1 million (41.3% gross margin) for the same period in 1998. Gross margin for the information security segment was 45.0% in the first quarter of 1999, and was 76.9% for the same period in 1998. Gross margin for the wireless communications segment was 14.1% in the first quarter of 1999 and was 33.9% for the same period in 1998.

           The overall decline in gross margin percentage from 1999 to 1998 was due to a number of factors. These include (1) the decline in sales of domestic system contracts to the public safety market which provides a higher margin than the business and industrial portion of E.F. Johnson's wireless segment; (2) product mix and the level of sales not being sufficient to fully absorb the Company's manufacturing overhead; and (3) a shift in the Company's information security product segment from primarily add-on products to more radios and cellular phones incorporating the Company's encryption products, which tends to have a lower gross margin. Gross margins are likely to vary in the future based primarily upon the mix of products and the amount of revenues for that period.

Research and Development

           Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. Research and development expenses decreased to $1.7 million in the first quarter of 1999 from $2.0 million in the first quarter of 1998. This decrease was primarily due to a reduced engineering staff. The Company's implementation of a new product development process in the third quarter of 1998 is intended to speed up the Company's ability to deliver products to market which should also aid in reducing research and development expenses and requires a reduced amount of resources. The Company is focusing its research and development processes in such a way as to not require the staffing levels employed in 1998. The Company anticipates research and development expenses to remain at a level similar to the first quarter of 1999.

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

Sales and Marketing

           Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation. Sales and marketing expenses decreased to $1.7 million in the first quarter of 1999 from $3.2 million in the first quarter of 1998. This was primarily due to a decrease in sales commissions and fewer sales personnel. Sales and marketing expenses increased as a percentage of sales to 17.8% for the first three months of 1999 from 14.6% in the first three months of 1998 primarily due to a decrease in revenues. The Company anticipates that sales and marketing expenses will continue to decline in 1999 as compared to 1998 due to the Company's efforts to reduce its overall operating expenses.

General and Administrative

           General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions and amortization of intangible assets. General and administrative expenses increased to $2.6 million in the first quarter of 1999 from $2.1 million in the first quarter of 1998. The increase is due primarily to the addition of the Company's management team, which began in late first quarter of 1998, and the cost associated with recruiting and hiring the Company's current Chairman and CEO in the first quarter of 1999. The Company anticipates general and administrative expenses to decline for the remainder of 1999 on a quarterly basis when compared to 1998.

Net Interest Income (Expense)

           Net interest income consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's term and installment loans and bank lines of credit. Net interest income was $35,000 in the first quarter of 1999, as compared to $295,000 in the first quarter of 1998. With the increase of bank debt during 1998 and a declining balance of investable cash and cash equivalents, interest income is expected to continue to decline while interest expense will increase on a quarterly basis, as it did in the first quarter of 1999, until the Company is able to become cash flow positive.

Other Income, net

           Other income, net for the first quarter of 1999 was primarily related to the sale of property.

Benefit for Income Taxes

           The Company did not record a tax benefit in the first quarter of 1999, compared to a tax provision of $712,000 in the first quarter of 1998. The Company's decision not to record a benefit for income taxes in 1999 is based on its analysis of the need for a valuation allowance under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Liquidity and Capital Resources

           Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

           The Company's operating activities used cash of $588,000 in the first three months of 1999 compared to $3.7 million in the first three months of 1998. Cash used in operating activities in the first three months of 1999 consisted primarily of a net loss plus a decrease in accounts payable and a decrease in accrued expenses, offset in part by depreciation and amortization, a decrease in inventory, and a decrease in accounts receivable.

           The deferred tax assets totaling $12.4 million were 15.1% and 25.2% of total assets and stockholders' equity, respectively, at March 31, 1999. As mentioned above, the Company did not book a provision for income taxes in 1999. Management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded, net of existing valuation allowances.

           Cash used by investing activities was $756,000 for the first three months of 1999 as compared to cash provided by investing activities of $725,000 in the first three months of 1998. Capital expenditures of $135, 000 for the first three months of 1999 consisted primarily of manufacturing equipment, computer equipment and software. Capital expenditures of $747,000 for the first three months of 1998 consisted primarily of computer and networking equipment, office furniture and manufacturing equipment and phase III construction at the Company's Lincoln facility.

           Financing activities used cash of $243,000 in the first three months of 1999. Financing activities consisted of a decrease in borrowings on the Company's line of credit and a payment of $140,000 due on the Company's industrial development revenue bonds. Cash provided by investing activities for the first three months of 1998 consisted of $5.8 million in borrowings on the Company's revolving line of credit less a $2.6 million payment on long-term debt.

           As of March 31, 1999, the Company had $7.3 million in outstanding indebtedness under its line of credit with its bank. It is a secured line of credit not to exceed $10.0 million. Interest is at a variable rate of 1.25% over the interest rate earned on the $10.0 million on certificates of deposits pledged as security on the bank line of credit. This line of credit is due on August 31, 1999. The working capital line is collateralized by substantially all the Company's assets including $10.0 million in certificate of deposits with the bank. The Company also had an additional secured fixed line of credit of $196,000 with the same regional bank. This line of credit and applicable accrued interest was paid off on February 10, 1999.

           The Company had outstanding IDR Bonds totaling $2.6 million at March 31, 1999, which is classified as a current liability. The IDR is due in annual principal payments of $140,000 plus interest at a variable rate beginning March 1, 1998 through March 1, 2007, increasing to annual principal payments of $145,000 plus interest at a variable rate due March 1, 2008 through March 1, 2016, with the remaining principal and accrued interest due on March 1, 2017. The Company has pledged cash collateral of $2.8 million as additional security on this indebtedness.

           The Company does not anticipate paying cash dividends in the foreseeable future.

            As of March 31, 1999, the Company had approximately $18.7 million in cash and cash equivalents, which includes $10.0 million of certificates of deposit pledged as security on its bank line of credit and $2.8 million pledged as security on its IDR Bond. There was approximately $2.7 million available under its bank line of credit at March 31, 1999. The Company's bank line of credit expires on August 31, 1999 and the Company is currently seeking to refinance its bank line of credit. However, it has been difficult to refinance the debt or obtain new lines of credit primarily due to uncertainties resulting from the pending class action lawsuits and declining revenues and losses incurred since March 31, 1998. The Company can provide no assurance that it will be able to secure new financing or a renewal of its line of credit, and if successful, what would be the terms of such financing. The recent decision of the Company's surety company to require collateral on bonds issued in the future could put a further strain on the Company's liquidity and working capital. To improve its cash position, the Company is currently negotiating for the sale and leaseback of its facilities in Waseca and Lincoln. The Company believes that its cash, cash equivalents, and lines of credit will be sufficient to meet anticipated cash needs for working capital and for the Year 2000 capital expenditures through 1999. However, if sales do not increase and operating losses do not decline, or the Company is not able to furnish collateral for bonds on new domestic systems, or the Company incurs unanticipated substantial costs, the Company may be required to seek additional financing or funding sources, including possible sale of securities. No assurance can be given that the Company will be able to obtain such additional funding or financing, or a renewal of its line of credit or be able to obtain financing on satisfactory terms. Additionally, see "Note 6. COMMITMENTS AND CONTINGENCIES" above for a discussion regarding certain pending litigation, the resolution of which could materially adversely affect the Company's liquidity, operating results and financial condition.

Recently Issued Accounting Standards

           In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires publicly-held enterprises to report certain information about their operating segments, to report certain enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers, and to also disclose certain segment information in their interim financial statements. The basis for determining an enterprise's operating segments is the manner in which management operates the business. The Company has adopted SFAS 131 effective December 31, 1998, and segment reporting can be found in "Note 7. SEGMENT AND RELATED INFORMATION."

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

           All products currently being shipped by the Company are Year 2000 compliant. Should a customer use the Company's software with a personal computer that is not compliant with the year 2000, at that time, the customer may experience erroneous dates on usage reports, but should not experience any operational issues. Customers inquiring about previously shipped products are forwarded to the Year 2000 Compliance Manager in Engineering Product Development. The Year 2000 Compliance Manager researches the customer's product and responds in writing as to whether the product is compliant. One obsolete software product has been identified which will incorrectly report the date after December 31, 1999. A solution for this issue has been developed to correct this problem and has been offered to customers identified as having purchased systems, which include this application software. Written test instructions are also published for the customer to check their equipment.

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

Transcrypt has identified and prioritized the following non-compliant items:

           - The current version of our Enterprise Resource Planning ("ERP") software is non-compliant. Our ERP system consists of our manufacturing and accounting software systems. A software upgrade has been scheduled with the vendor. The manufacturing and accounting system software will be converted as is, with very few customizations. In addition to vendor support, three contractors have been engaged to support the conversion process. The Company has been advised that the software upgrade is Year 2000 compliant and is scheduled for completion in the third quarter 1999.

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

           - The voicemail systems in Waseca and Lincoln are not Year 2000 compliant and must be upgraded. The necessary software has been ordered to upgrade the Waseca system. The Lincoln voicemail system will be replaced in connection with the installation of a new telephone switch. Both location installations are to be completed by the end of the third quarter 1999.

     Management believes that all projects relating to Year 2000 compliance will be completed by the end of the third quarter of 1999.

           The upgrade to the Company's ERP software discussed above only addresses the information technology part of the Company's state of readiness with Year 2000 issues. There are other computerized systems involved in manufacturing and engineering systems of the Company that may contain embedded technology such as microcontrollers. A preliminary assessment was made as to what effect, if any, the Year 2000 issue will have on these systems and whether or not there will be a material effect on future financial results. As of April 30, 1999, no definitive conclusions have been drawn. Furthermore, the Company has not yet initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company intends to perform steps to obtain reasonable verification and written assurances from these suppliers as to their Year 2000 readiness by June 30, 1999.

           Certifications have been received from the security system, elevators, fire alarm systems, air conditioning and heating systems at the Lincoln facility. The same checks are being performed in Waseca, and remote offices.

Costs to Address the Year 2000 Issue.

           The Company has budgeted expenditures of approximately $550,000 to $750,000 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of purchasing hardware and hardware installation. The Company estimates that it has incurred approximately $75,000 in Year 2000 expenditures through March 31, 1999 with the balance of the budgeted expenditures to be incurred by the end of 1999. In addition, the Company has incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues. The Company does not separately account for the internal costs incurred for the Year 2000 issue. The Company anticipates funding year 2000 expenditures from current cash reserves and capital leases for certain portions of the project. All costs specifically allotted to Year 2000 remediation are expensed as incurred.

Risks Presented by the Year 2000 Issue

           If the other internal computerized systems are found not to be Year 2000 compliant and significant suppliers were to become unable to process shipments to the Company as a result of Year 2000 issues, the issues may have a material adverse effect on the Company's business, results of operations, and financial condition. There can be no guarantee that the systems of other companies on which the Company relies upon will be timely converted. Any adverse impact may include the requirement to pay significant overtime to manually process certain transactions as a result of a systems failure resulting in the inability to process transactions or engage in normal business activities. At this time, the Company is unable to predict with any certainty the estimated lost revenue it may experience as a result of such failure or disruption.

Contingency Plans

           The Company does not currently have any contingency plans to address the event of the Company or a major supplier not becoming Year 2000 compliant. The contingency plan is in the process of being completed while at the same time we continue to research all available information on products and vendors. The project schedules will be closely monitored and additional resources will be added early in the project. All systems are scheduled for completion by the end of the third quarter. This allows the three months for final testing and adjustments if necessary. During the last week of December 1999, all users will be instructed to backup critical information, or to print paper copies of critical data. Paper copy reports of production schedules, shipments, and forms will be printed in advance. A team of information systems staff, department representatives, and contractors will be scheduled for the weekend of January 1, 2000 to monitor the date change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           The Company does a significant amount of business in foreign countries. The Company sales in these foreign countries are denominated in United States dollars. Certain sales in foreign countries may be secured with irrevocable letters of credit. The Company also carries foreign credit insurance to cover receivables in a majority of the foreign countries where it does business.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           For a description of pending litigation, see NOTE 6. COMMITMENTS AND CONTINGENCIES above.

ITEMS 2 - 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

           The following exhibits are being filed herewith:

             Exhibit No.               Description
             -----------               -----------
                 11           Computation of net income per share.
                 27           Financial Data Schedule

           (b) Reports on Form 8-K

           The Company filed a report on Form 8-K on March 5, 1999, under Item
           5. "Other Events" to report a press release announcing the release of its audited consolidated financial statements for 1998 and to report a press release announcing Michael E. Jalbert as President and CEO of the Company effective March 1, 1999.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSCRYPT INTERNATIONAL, INC.




Date:   May 17, 1999                By: /s/ Craig J. Huffaker
                                       ---------------------------------------

                                         Craig J. Huffaker
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)