Form 10-Q
period 1999-06-30
TRANSCRYPT INTERNATIONAL INC
filed 1999-08-16
CIK 1023516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004


                                    FORM 10-Q

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                  YES  [X]        NO [ ]


         As of July 30, 1999, 12,946,624 shares of the Registrant's
                       Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 1999 and December 31, 1998
(in thousands)

                                         ASSETS

                                                                                 (unaudited)
                                                                                    JUNE 30,                DECEMBER 31,
                                                                                      1999                      1998
                                                                             ---------------------     ----------------------
Current assets:
       Cash and cash equivalents                                                       $    20,144                $    20,262
       Accounts receivable, net                                                              7,736                      9,287
       Receivables - other                                                                     133                        605
       Cost in excess of billings on uncompleted contracts                                   1,831                      1,216
       Inventory                                                                            12,022                     13,907
       Prepaid expenses                                                                        725                        552
       Deferred tax assets                                                                   2,870                      5,157
                                                                              ---------------------     ----------------------
                       Total current assets                                                 45,461                     50,986

Property, plant and equipment, net                                                           5,924                     11,885
Deferred tax assets                                                                          9,506                      7,219
Intangible assets, net                                                                      16,021                     16,711
Other assets                                                                                   446                        411
                                                                              ---------------------     ----------------------
                                                                                       $    77,358                $    87,212
                                                                              ---------------------     ----------------------
                                                                              ---------------------     ----------------------


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Revolving line of credit                                                         $    6,089                 $    7,426
       Current portion of long-term debt                                                        71                      2,732
       Accounts payable                                                                      4,674                      2,620
       Billings in excess of cost on uncompleted contracts                                   3,779                      4,541
       Deferred revenue                                                                        397                      1,140
       Accrued expenses                                                                      6,959                      5,101
       Provision for litigation settlement                                                       -                     10,000
                                                                              ---------------------     ----------------------
                       Total current liabilities                                            21,969                     33,560

Provision for litigation settlement                                                          5,996                          -
Long-term debt, net of current portion                                                          75                          6
Deferred revenue                                                                               515                        550
                                                                              ---------------------     ----------------------
                                                                                            28,555                     34,116
                                                                              ---------------------     ----------------------
Commitments and contingencies
Stockholders' equity:
       Preferred stock                                                                           -                          -
       Common stock                                                                            129                        129
       Additional paid-in capital                                                           90,315                     90,315
       Accumulated deficit                                                                (41,641)                   (37,348)
                                                                              ---------------------     ----------------------

                                                                                            48,803                     53,096
                                                                              ---------------------     ----------------------
                                                                                       $    77,358                $    87,212
                                                                              ---------------------     ----------------------
                                                                              ---------------------     ----------------------

       See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 1999 and 1998
(Unaudited) (in thousands, except share and per share data)

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                          ---------------------------    ---------------------------
                                                             1999            1998           1999           1998
                                                          ------------    -----------    -----------    ------------
Revenues                                                  $    12,727     $   13,877     $   22,436      $   35,865
Cost of sales                                                   8,646         10,853         16,380          23,763
                                                          ------------    -----------    -----------    ------------
      Gross profit                                              4,081          3,024          6,056          12,102
                                                          ------------    -----------    -----------    ------------
Operating expenses:
    Research and development                                    1,510          2,703          3,224           4,741
    Sales and marketing                                         2,396          3,355          4,122           6,565
    General and administrative                                  2,460          4,715          5,094           6,828
    Restructuring charge                                          523              -            523               -
    Provision for litigation settlement                        (2,221)             -         (2,221)              -
                                                          ------------    -----------    -----------    ------------
      Total operating expenses                                  4,668         10,773         10,742          18,134
                                                          ------------    -----------    -----------    ------------

      Loss from operations                                       (587)        (7,749)        (4,686)         (6,032)

Other income                                                      181             97            289             113
Interest income                                                   202            174            404             568
Interest expense                                                 (132)          (163)          (300)           (262)
                                                          ------------    -----------    -----------    ------------
      Loss before income taxes                                   (336)        (7,641)        (4,293)         (5,613)
Income tax benefit                                                  -         (2,598)             -          (1,886)
                                                          ------------    -----------    -----------    ------------
           Net loss                                       $      (336)    $   (5,043)    $   (4,293)     $   (3,727)
                                                          ------------    -----------    -----------    ------------
                                                          ------------    -----------    -----------    ------------

Net loss per share - Basic and                            $     (0.03)    $    (0.39)    $    (0.33)     $    (0.29)
Diluted
                                                          ------------    -----------    -----------    ------------
                                                          ------------    -----------    -----------    ------------
Weighted average common shares - Basic and Diluted         12,946,624     12,946,624     12,946,624      12,946,624
                                                          ------------    -----------    -----------    ------------
                                                          ------------    -----------    -----------    ------------

See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998
(Unaudited) (in thousands)



                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------------------------------
                                                                                  1999                      1998
                                                                        ------------------------- -------------------------
Net cash flow used in operating activities                                 $               (156)     $             (9,396)
                                                                        ------------------------- -------------------------
Cash flow from investing activities:
  Proceeds from sale of fixed assets                                                      5,261                         -
  Purchase of fixed assets                                                                 (303)                   (2,281)
  Increase in intangible assets                                                            (144)                        -
  Increase in other assets                                                                  (35)                        -
  Payments on restructuring reserve                                                        (666)                     (278)
  Sale of investments                                                                         -                    12,900
                                                                        ------------------------- -------------------------
           Net cash provided by investing activities                                      4,113                    10,341
                                                                        ------------------------- -------------------------

Cash flow from financing activities:
  Borrowings (payments) on revolving lines of credit, net                                (1,338)                    9,117
  Payment on term loans and capitalized leases                                           (2,737)                   (2,551)
                                                                        ------------------------- -------------------------
           Net cash provided by (used in) financing activities                           (4,075)                    6,566
Net increase (decrease) in cash and cash equivalents                                       (118)                    7,511
Cash and cash equivalents, beginning of period                                           20,262                    15,384
                                                                        ------------------------- -------------------------
Cash and cash equivalents, end of period                                   $             20,144   $                22,895
                                                                        ------------------------- -------------------------
                                                                        ------------------------- -------------------------

See accompanying notes to the consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (in thousands, except share and per share data)

1. GENERAL

         The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1998 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and six months ended June 30, 1999 and for the three and six months ended June 30, 1998 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

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

3. LOSS PER SHARE

         Basic earnings per share (EPS) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three and six months ended June 30, 1999 a net loss was incurred and the impact of outstanding stock options on diluted EPS is anti-dilutive.

4. INVENTORY

         The following is a summary of inventory at June 30, 1999 and December 31, 1998:



                                                June 30, 1999      December 31, 1998
                                                -------------      -----------------
Raw materials and supplies                      $       5,166      $       6,267
Work in progress                                        1,522              1,337
Finished goods                                          5,334              6,303
                                                       ------             ------
                                                $      12,022      $      13,907
                                                       ------             ------
                                                       ------             ------


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

         At June 30, 1999, the Company had $6,089, outstanding on the revolving line of credit. At December 31, 1998, the Company had $7,230 outstanding on this line of credit and $196 outstanding on an additional line of credit.

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

         In July 1999, the Company announced that a memorandum of understanding has been signed with lead plaintiffs' counsel to settle the pending stockholder class action suits against the Company and certain of its current and former officers in the United States District Court of Nebraska and the District Court for Scotts Bluff County, Nebraska. The principal terms of the memorandum of understanding require the establishment of a settlement fund consisting of (a) 4,460,000 shares of Transcrypt common stock and (b) at least $3,850,000 and up to $8,850,000 to be paid by Transcrypt's insurance carriers (depending on the outcome of an arbitration between plaintiffs and one of the insurance carriers). Transcrypt would also pay $2,000,000 to the class if there is a purchase of Transcrypt by acquisition or merger that occurs within 18 months of the signing of the memorandum of understanding. The proposed settlement is subject to a number of contingencies, including the court approval of a definitive agreement.

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

         In the quarter ended December 31, 1998, the Company recorded a special provision of $10 million related to actions pending against the Company. Upon entering the memorandum of understanding, the Company revised its estimated costs related to the settlement of actions against the Company. This lowered the Company's operating expenses by $2.2 million in the second quarter as the settlement was for an amount less than previously provided. The remaining reserves for litigation settlement and related costs include $1,783 included in accrued expenses and $5,996 included in the provision for litigation settlement. The remaining reserves for litigation settlement have been classified as long term to the extent that they will be extinguished through the issuance of common stock of the Company. The Company can provide no assurances that the outcomes of pending litigation will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

7. SEGMENT AND RELATED INFORMATION

         The Company's reporting segments are strategic business units that offer different products and services. Management considers its operations to comprise two industry segments. One segment consists of business conducted in the information security industry, which comprises the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication. The second business segment competes in the wireless communication industry where the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers, mobile and portable radios and trunked and conventional radio communication systems.

         The following table is a summary of unaudited quarterly results for the three and six months ended June 30, 1999 and 1998.


                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                          JUNE 30,
        -----------------------------------------------------------------------------------------
        IN THOUSANDS                       1999           1998           1999             1998
        -----------------------------------------------------------------------------------------
        SALES
        Information Security             $ 1,606        $  2,600      $   3,562        $   6,390
        Wireless Communication            11,122          11,277         18,875           29,475
                                      -----------   -------------  -------------    -------------
        TOTAL SALES                       12,727          13,877         22,436           35,865
                                      -----------   -------------  -------------    -------------
        COST OF GOODS SOLD
        Information Security                 603           1,276          1,678            2,153
        Wireless Communication             8,044           9,577         14,702           21,610
                                      -----------   -------------  -------------    -------------
        TOTAL COST OF GOODS SOLD           8,646          10,853         16,380           23,763
                                      -----------   -------------  -------------    -------------
        GROSS MARGIN
        Information Security               1,003           1,324          1,884            4,237
        Wireless Communication             3,078           1,700          4,173            7,865
                                      -----------   -------------  -------------    -------------
        TOTAL GROSS MARGIN               $ 4,081        $  3,024      $   6,056        $  12,102
        =========================================================================================

        -----------------------------------------------------------------------------------------
        GROSS MARGIN PERCENTAGE
        Information Security               62.5%           50.9%          52.9%            66.3%
        Wireless Communication             27.7%           15.1%          22.1%            26.7%
        TOTAL GM PERCENTAGE                32.1%           21.8%          27.0%            33.7%
        -----------------------------------------------------------------------------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations (in thousands) information as a percentage of revenues during the periods indicated:

                                                           THREE MONTHS ENDED JUNE 30,
                                               -----------------------------------------------------
                                                   1999                        1998
                                               -----------------------------------------------------
         Revenues                                $ 12,727        100.0%       $ 13,877       100.0%
         Cost of sales                              8,646         67.9%         10,853        78.2%
                                               -----------   -----------   ------------  -----------
         Gross profit                               4,081         32.1%          3,024        21.8%
                                               -----------   -----------   ------------  -----------
         Operating expenses:
              Research and development              1,510         11.9%          2,703        19.5%
              Sales and marketing                   2,396         18.8%          3,355        24.2%
              General and administrative            2,460         19.3%          4,715        34.0%
              Restructuring charge                    523          4.1%              -         0.0%
              Provision for litigation
               settlement                          (2,221)       (17.5)%             -         0.0%
                                               -----------   -----------   ------------  -----------
                   Total operating expenses         4,668         36.7%         10,773        77.6%
                                               -----------   -----------   ------------  -----------
         Loss from operations                       (587)         (4.6)%        (7,749)      (55.8)%
         Other income                                181           1.4%             97         0.7%
         Interest income                             202           1.6%            174         1.3%
         Interest                                   (132)         (1.0)%          (163)       (1.2)%
         expense                               -----------   -----------   ------------  -----------
         Loss before income taxes                   (336)         (2.6)%        (7,641)      (55.1)%
         Income tax benefit                            -           0.0%         (2,598)      (18.7)%
                                               -----------   -----------   ------------  -----------
                   Net loss                      $  (336)         (2.6)%      $ (5,043)      (36.3)%
                                               -----------   -----------   ------------  -----------
                                               -----------   -----------   ------------  -----------

                                                           SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------------------------
                                                  1999                        1998
                                               -----------------------------------------------------
         Revenues                                $ 22,436        100.0%       $ 35,865       100.0%
         Cost of sales                             16,380         73.0%         23,763        66.3%
                                               -----------   -----------   ------------  -----------
         Gross profit                               6,056         27.0%         12,102        33.7%
                                               -----------   -----------   ------------  -----------
         Operating expenses:
              Research and development              3,224         14.4%          4,741        13.2%
              Sales and marketing                   4,122         18.4%          6,565        18.3%
              General and administrative            5,094         22.7%          6,828        19.0%
              Restructuring charge                    523          2.3%              -         0.0%
              Provision for litigation
               settlement                          (2,221)        (9.9)%             -         0.0%
                                               -----------   -----------   ------------  -----------
                   Total operating expenses        10,742         47.9%         18,134        50.6%
                                               -----------   -----------   ------------  -----------
         Loss from operations                      (4,686)       (20.9)%        (6,032)       (16.8)%
         Other income                                 289          1.3%            113         0.3%
         Interest income                              404          1.8%            568         1.6%
         Interest expense                            (300)        (1.3)%          (262)       (0.7)%
         Loss before income taxes                  (4,293)       (19.1)%        (5,613)      (15.7)%
         Income tax benefit                             -          0.0%          (1,88)       (5.3)%
                                               -----------   -----------   ------------  ------------
                   Net loss                      $ (4,293)       (19.1)%      $ (3,727)      (10.4)%
                                               -----------   -----------   ------------  ------------
                                               -----------   -----------   ------------  ------------

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the court approved and finalization of the proposed settlement of the pending class action litigation involving the Company, the outcome of the pending investigation by the SEC, the results of the Company's product development efforts, future sales levels, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, expectations regarding the Company's efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. BUSINESS--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Restatement and Other Developments

         In 1998, the Company restated its previously released results for the year ended December 31, 1997, the Company's financial statements for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December 31 during 1997 and 1996. The restatement of the Company's financial statements and other events relating to the restatement, including the class action lawsuits and the SEC investigation which occurred subsequent to March 31, 1998, have had an adverse impact on the Company's business, financial condition, results of operations, liquidity and cash flows. These events have had, to varying degrees, an adverse impact on the Company's relationships with its customers and vendors. Because of these events, the Company is also evaluating all of its product lines, and has implemented and is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues. Implementation of any plan resulting from these initiatives in the future may result in substantial up front costs and cash expenditures. The Company can provide no assurance that the restatement of the financial statements and the ongoing securities lawsuits and SEC investigation, regardless of their outcomes, will not continue to have a material adverse effect on the Company's business, financial condition, results of operations, liquidity and cash flows.

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

         The Company has identified a surety company to issue bonds for the Company on a case by case basis subject to terms and conditions negotiated for each such bond. The surety company has advised the Company that it will require some amount of collateral on any bonds it may issue.

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

         On July 29, 1999, the Company announced that it has retained ING Barings LLC as its financial advisor to assist Transcrypt in its review of strategic and financial alternatives.

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

         Revenues decreased 8.3% to $12.7 million in the second quarter of 1999 and 37.4% to $22.4 million during the first six months of 1999, compared to $13.9 million and $35.9 million respectively during the same periods of 1998. Of total revenues in the second quarter, the information security segment comprised 12.6% and the wireless communication segment comprised 87.4%. For the first six months of 1999, the information security segment comprised 15.9% and the wireless communication segment comprised 84.1% of total revenues.

         The decrease in revenues in the second quarter of 1999 when compared to the second quarter of 1998 was primarily attributable to a decrease in sales in the information security segment due to weaker international sales. The decrease in revenues for the first six months of 1999 was partially attributable to the uncertainty raised by the restatement discussed above, which has adversely impacted sales of LMR systems to governmental agencies. The Company was not awarded any domestic system contracts in 1998. For the first six months of 1999, the Company has been awarded multiple contracts in the domestic public safety market for approximately $14.0 million. Revenues on these contracts are expected to be recognized over the next 12 months.

         Revenues from international sales decreased to $4.6 million for the three months ended June 30, 1999, compared to $5.3 million for the same period in 1998. For the first six months of 1999, international sales decreased to $7.9 million compared to $13.2 million for the same period in 1998. The decrease is primarily due to a decline in sales in Central and Latin America. The Company's revenue for the first six months of 1999 for Central and Latin America decreased approximately 46.6% compared to the first six months of 1998. The decline in revenues to Central and Latin America is attributable to economic uncertainty, which resulted in recent currency fluctuations in the region. Middle East and Asian revenues for the first six months of 1999 were down approximately 24% compared to the first six months of 1998 and this decrease was due to continued economic weakness in that region of the world. As a result of the continued weakness in Asia, the Company closed its sales office in Hong Kong and will continue to manage its sales in the region through its dealer network and a sales representative in Thailand. Revenues in Europe, while a small percentage of overall sales, decreased approximately 18.1% for the first six months of 1999 compared to the same period in 1998. The Company's international sales may continue to be depressed for the rest of 1999 as compared to 1998 due to world economic conditions.

         In an effort to improve sales, the Company has introduced and plans to continue the introduction of new products in 1999. Land mobile radio secure products introduced in the first six months of 1999 include new encryption modules for deployment in a wide range of mobile radios, including the latest Motorola models. The Company also introduced new voice security modules for Nokia and Qualcomm cellular phones. The EFJohnson subsidiary released on March 31, 1999 the Company's LTR-Net-TM- trunked radio system. The Company's EFJohnson subsidiary will introduce new models of our hand-held land mobile radios and a new line of digital mobile radios, which are APCO-25 compliant. The timing of the Company's introduction of proposed new products and the acceptance of any new products introduced by the Company are subject to certain risks and uncertainties that could cause the actual results, performance or achievements to differ materially from those expressed, suggested or implied.

Gross Profit

         Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit was $4.1 million (32.1% gross margin) for the second quarter of 1999, compared to $3.0 million (21.8% gross margin) for the same period in 1998. For the first six months of 1999, gross profit was $6.1 million (27% gross margin) compared to $12.1 million (33.7% gross margin) for the same period in 1998. Gross margin for the information security segment for the three and six months ended June 30, was 62.5% and 52.9%, respectively, compared to 50.9% and 66.3% for the same periods in 1998. Gross margin for the wireless communications segment for the three and six months ended June 30, was 27.7% and 22.1%, respectively, compared to 15.1% and 26.7% for the same periods in 1998.

         On a quarterly comparison basis, the increase in gross margin percentage in the second quarter of 1999 compared to the same period in 1998 is due to several factors. These include (1) the Company selling new products with better margins in the second quarter of 1999; (2) the upgrading of certain domestic public safety systems which have a higher margin than initial system sales; and (3) the Company not incurring the level of product costs to fix troubled system contracts as it did in 1998. For the first six months of 1999 compared to the same period in 1998, the overall decline in gross margin percentage was due to a number of factors primarily experienced in the first quarter of 1999. These include (1) the decline in sales of domestic system contracts to the public safety market which provides a higher margin than the business and industrial portion of E.F. Johnson's wireless segment; (2) product mix and the level of sales not being sufficient to fully absorb the Company's manufacturing overhead; and (3) a shift in the Company's information security product segment from primarily add-on products to more radios and cellular phones incorporating the Company's encryption products, which tends to have a lower gross margin. Gross margins are likely to vary in the future based primarily upon the mix of products and the amount of revenues for that period.

Research and Development

         Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. Research and development expenses decreased to $1.5 million and $3.2 million for the three and six months ended June 30, 1999, respectively, from $2.7 million and $4.7 million for the same periods in 1998. This decrease was primarily due to a reduced engineering staff. The Company anticipates research and development expenses to remain at a level similar to the second quarter of 1999.

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

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation. Sales and marketing expenses decreased to $2.4 million and $4.1 million for the three and six month periods ended June 30, 1999, respectively, from $3.4 million and $6.6 million for the same periods in 1998. This was primarily due to a decrease in sales commissions and fewer sales personnel. Sales and marketing expenses decreased as a percentage of sales to 18.8% for the three months ended June 30, 1999 from 24.2% for the same period in 1998 and remained relatively flat as a percentage of revenue for the first six months of 1999, 18.4%, compared to the first six months of 1998, 18.3%.

General and Administrative

         General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions and amortization of intangible assets. General and administrative expenses decreased to $2.5 million in the second quarter of 1999 from $4.7 million in the second quarter of 1998. For the six months ended June 30, 1999, general and administrative expenses decreased to $5.1 million from $6.8 million for the first six months of 1998. The decrease is due primarily to legal, accounting and severance costs, which were incurred, in the first six months of 1998 associated with the Company's financial restatement in 1998.

Restructuring Charge

         The Company incurred a restructuring charge in the second quarter of 1999 of approximately $523,000 in connection primarily with the closure of EFJohnson's sales office in Hong Kong.

Provision for Litigation Settlement

         In the quarter ended December 31, 1998, the Company recorded a special provision of $10 million related to actions pending against the Company. Upon entering the memorandum of understanding, the Company revised its estimated costs related to the settlement of actions against the Company. This lowered the Company's operating expenses by $2.2 million in the second quarter as the settlement was for an amount less than previously provided.

Other Income, net

         Other income, net for the second quarter of 1999 increased primarily as a result of the sale of Company's corporate headquarters in Lincoln, Nebraska.

Net Interest Income (Expense)

         Net interest income consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's term and installment loans and bank lines of credit. Net interest income was $70,000 in the second quarter of 1999, as compared to $11,000 in the second quarter of 1998. The increase was due to the Company carrying a lower average balance on its revolving line of credit in the second quarter of 1999. For the first six months of 1999, net interest income was $104,000 compared to $306,000 for the same period in 1998. This decrease was due to the Company having a higher cash balance and lower average balance on its bank line of credit in the first quarter of 1998.

Benefit for Income Taxes

         The Company did not record a tax benefit in the second quarter of 1999, compared to a tax benefit of $2.6 million in the second quarter of 1998. For the first six months of 1999 the Company did not record a tax benefit compared to a tax benefit of $1.9 million for the same period in 1998. The Company's decision not to record a benefit for income taxes in 1999 is based on its analysis of the need for a valuation allowance under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Liquidity and Capital Resources

         Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

         The Company's operating activities used cash of $156,000 in the first six months of 1999 compared to $9.4 million in the first six months of 1998. Cash used in operating activities in the first six months of 1999 consisted primarily of a net loss plus a gain on a sale of assets, offset in part by depreciation and amortization, a decrease in inventory, an increase in accounts payable, an increase in accrued liabilities and a decrease in accounts receivable.

         The deferred tax assets totaling $12.4 million were 16% and 25.4% of total assets and stockholders' equity, respectively, at June 30, 1999. As mentioned above, the Company did not book a provision for income taxes in 1999. Management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded, net of existing valuation allowances.

         Cash provided by investing activities was $4.1 million for the first six months of 1999 as compared to cash provided by investing activities of $10.3 million in the first six months of 1998. The Company sold its Lincoln facility in the second quarter of 1999 generating $5.3 million in cash. In the second quarter of 1998, $12.9 million in cash was generated from the sale of investments. Capital expenditures of $303,000 for the first six months of 1999 consisted primarily of manufacturing equipment, computer equipment and software. Capital expenditures of $2.3 million for the first six months of 1998 consisted primarily of computer and networking equipment, office furniture and manufacturing equipment and phase III construction cost at the Company's Lincoln facility.

         Financing activities used cash of $4.1 million in the first six months of 1999. Financing activities consisted of a $1.3 million decrease in borrowings on the Company's line of credit and the elimination of $2.7 million in long term debt on the Company's Lincoln facility. Cash provided by financing activities for the first six months of 1998 consisted of $9.1 million in borrowings on the Company's revolving line of credit less a $2.6 million payment on long-term debt.

         As of June 30, 1999, the Company had $6.1 million in outstanding indebtedness under its line of credit with its bank. It is a secured line of credit not to exceed $10.0 million. Interest is at a variable rate of 1.25% over the interest rate earned on the $10.0 million on certificates of deposits pledged as security on the bank line of credit. This line of credit is due on August 31, 1999. The working capital line is collateralized by substantially all the Company's assets including $10.0 million in certificate of deposits with the bank.

         The Company paid off its outstanding IDR Bonds totaling $2.7 million during the second quarter of 1999 as a result of the sale of its Lincoln facility.

         The Company does not anticipate paying cash dividends in the foreseeable future.

         As of June 30, 1999, the Company had approximately $20.1 million in cash and cash equivalents, which includes $10.0 million of certificates of deposit pledged as security on its bank line of credit and $1.2 million pledged as security for bonding on domestic system contracts with the Company's surety company. $750,000 of the bank line of credit secures a letter of credit issued to the Company's surety company for bonding on system contracts. There was approximately $2.0 million available under the Company's bank line of credit at June 30, 1999. The Company's bank line of credit expires on August 31, 1999 and the Company is currently seeking to refinance its bank line of credit. The Company believes it can either renew its current banking relationship or enter into a new bank line of credit. The Company can provide no assurance that it will be able to secure new financing and if successful, what would be the terms of such financing. The requirement of the Company's surety company that the Company provide collateral on bonds issued in the future could put a further strain on the Company's liquidity and working capital. To improve its cash position, the Company sold its facility in Lincoln and is actively marketing its facility in Waseca. The Company believes that its cash, cash equivalents, and lines of credit will be sufficient to meet anticipated cash needs for working capital and for Year 2000 capital expenditures for the next 12 months. However, if sales do not continue to increase and operating losses do not decline, or the Company is not able to furnish collateral for bonds on new domestic systems, or the Company incurs unanticipated substantial costs, the Company may be required to seek additional financing or funding sources, including possible sale of securities. Further, the Company has retained ING Barings as its financial advisor to assist the Company in its review of strategic and financial alternatives. No assurance can be given that the Company will be able to obtain such additional funding or financing, or a renewal of its line of credit or be able to obtain financing on satisfactory terms. Additionally, see "Note 6. COMMITMENTS AND CONTINGENCIES" above for a discussion regarding certain pending litigation, the resolution of which could materially adversely affect the Company's liquidity, operating results and financial condition

Impact of the Year 2000 Issue

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

         - Four wide area network file servers, which run our software applications and interconnects the Company's various locations, must be replaced with compliant servers. Three of the servers were installed or upgraded in June 1999 with the remaining one to be completed in October 1999. The remaining servers have already been upgraded with Year 2000 compliant operating software.

         - The payroll system also must be upgraded to be Year 2000 compliant. The upgrade of the payroll system is currently in its testing stage with completion scheduled by October 15, 1999.

         - Approximately 98 workstations used by various Company personnel must be replaced due to compliance issues. The upgrading and replacement of these workstations has begun and is scheduled for completion by the end of September 1999.

         - The voicemail systems in Waseca and Lincoln are not Year 2000 compliant and must be upgraded. The necessary software to upgrade the Waseca system has been received. The Lincoln voicemail system software is on order with delivery expected by the end of August 1999. Both location installations are to be completed by the end of the third quarter 1999.

     Management believes that all projects relating to Year 2000 compliance will be completed by the end of the third quarter of 1999.

         The upgrade to the Company's ERP software discussed above only addresses the information technology part of the Company's state of readiness with Year 2000 issues. There are other computerized systems involved in manufacturing and engineering systems of the Company that may contain embedded technology such as microcontrollers. A preliminary assessment was made as to what effect, if any, the Year 2000 issue will have on these systems and whether or not there will be a material effect on future financial results. As of July 30, 1999, no definitive conclusions have been drawn. The Company anticipates finalizing its assessment of manufacturing and engineering systems by September 30, 1999. Furthermore, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received reasonable verification and written assurances from these suppliers as to their Year 2000 readiness as of July 30, 1999.

         Certifications have been received from the security system, elevators, fire alarm systems, air conditioning and heating systems at the Lincoln facility. The same checks are being performed in Waseca, and remote offices.

Costs to Address the Year 2000 Issue.

         The Company has budgeted expenditures of approximately $550,000 to $750,000 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of purchasing hardware and hardware installation. The Company estimates that it has incurred approximately $176,000 in Year 2000 expenditures through June 30, 1999 with the balance of the budgeted expenditures to be incurred by the end of 1999. In addition, the Company has incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues. The Company does not separately account for the internal costs incurred for the Year 2000 issue. The Company anticipates funding year 2000 expenditures from current cash reserves and capital leases for certain portions of the project. All costs specifically allotted to Year 2000 remediation are expensed as incurred.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On July 26, 1999, the Company filed a Certificate of Admendment of its Second Amended and Restated Certificate of Incorporation.

         The amendment increased the number of authorized shares of voting common stock, par value $0.01 per share, from 19,4000,000 to 25,000,000.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      The Annual Meeting of Stockholders was held on May 20, 1999.

         (b) At the meeting, management's nominees as set forth in the proxy statement for the meeting, Thomas E. Henning and Michael
                  E. Jalbert were elected. The election of Mr. Henning was approved by a vote of 11,118,131 shares in favor and 84,630 shares withheld, and Mr. Jalbert was approved by a vote of 11,114,963 shares in favor and 87,798 shares withheld.

         (c) The proposal to amend the Second Amended and Restated Certificate of Incorporation to increase the number of shares of voting common stock was approved by a vote of 11,050,575 shares in favor, 113,564 shares against and 38,622 shares abstaining. There were no broker nonvotes.

         (d) The proposal to approve the 1999 Non-Employee Director Stock Purchase Plan was approved by a vote of 10,846,175 shares in favor, 303,514 shares against and 53,072 shares abstaining. There were no broker nonvotes.

         (e) The proposal to approve the 1999 Executive Officer Stock Purchase Plan was approved by a vote of 10,856,284 shares in favor, 290,920 shares against and 55,557 shares abstaining. There were no broker nonvotes.

         (f) The proposal to ratify the appointment of KPMG Peat Marwick LLP, as independent public accountants for 1999 was approved by a vote of 11,150,059 shares in favor, 23,752 shares against and 28,950 shares abstaining.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are being filed herewith:

           Exhibit No.                 Description
           -----------                 -----------
               3.1         Second Amended and Restated Certificate of
                           Incorporation, as amended
               10.44       Employment Agreement between the Company and George
                           Spiczak dated April 1, 1999
               11          Computation of net income per share.
               27          Financial Data Schedule

         (b) Reports on Form 8-K

         The Company filed a report on Form 8-K on July 8, 1999, under Item 5. "Other Events" to report a press release announcing that a memorandum of understanding has been signed with lead plaintiffs' counsel to settle the pending stockholder class action suits against the Company and certain of its current and former officers in the United States District Court of Nebraska and the District Court for Scotts Bluff County, Nebraska.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSCRYPT INTERNATIONAL, INC.



Date:    August 16, 1999       By: /s/ Michael E. Jalbert
                                   ----------------------
                               Michael E. Jalbert
                               Chairman of the Board of Directors
                               and Chief Executive Officer
                               (Principal Executive Officer)



Date:    August 16, 1999       By: /s/ Craig J. Huffaker
                                   ---------------------
                               Craig J. Huffaker
                               Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)
