Form 10-Q
period 1999-09-30
TRANSCRYPT INTERNATIONAL INC
filed 1999-11-15
CIK 1023516

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004


                                  FORM 10-Q

                                  (MARK ONE)
 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                     4800 N.W. 1ST STREET, SUITE 100
                          LINCOLN, NEBRASKA 68521
                             (402) 474-4800
           (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                 INCLUDING AREA CODE, OF REGISTRANT'S
                       PRINCIPAL EXECUTIVE OFFICE)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES  [X]        NO [ ]

               As of October 31, 1999, 12,946,624 shares of the Registrant's Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1999 and December 31, 1998
(in thousands)

                                                                               (unaudited)
                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                    ASSETS                         1999                  1998
                                                                          -------------------    ------------------
  Current assets:
          Cash and cash equivalents                                             $     17,119          $     20,262
          Accounts receivable, net                                                     7,553                 9,287
          Receivables - other                                                            155                   605
          Cost in excess of billings on uncompleted contracts                          5,177                 1,216
          Inventory                                                                   11,704                13,907
          Prepaid expenses                                                               726                   552
          Deferred tax assets                                                          2,870                 5,157
                                                                          -------------------    ------------------
                               Total current assets                                   45,304                50,986
Property, plant and equipment, net                                                     5,577                11,885
Deferred tax assets                                                                    9,506                 7,219
Intangible assets, net                                                                15,599                16,711
Other assets                                                                             357                   411
                                                                          -------------------    ------------------
                                                                                $     76,343          $     87,212
                                                                          ===================    ==================

                                   LIABILITIES AND  STOCKHOLDERS' EQUITY

Current liabilities:
          Revolving line of credit                                              $      7,090          $      7,426
          Current portion of long-term debt                                               79                 2,732
          Accounts payable                                                             3,733                 2,620
          Billings in excess of cost on uncompleted contracts                          3,743                 4,541
          Deferred revenue                                                               409                 1,140
          Accrued expenses                                                             5,883                 5,101
          Provision for litigation settlement                                              -                10,000
                                                                          -------------------    ------------------
                               Total current liabilities                              20,937                33,560
Provision for litigation settlement                                                    5,996                     -
Long-term debt, net of current portion                                                    62                     6
Deferred revenue                                                                         396                   550
                                                                          -------------------    ------------------

                                                                                      27,391                34,116
                                                                          -------------------    ------------------

Commitments and contingencies
Stockholders' equity:
          Preferred stock                                                                  -                     -
          Common stock                                                                   129                   129
          Additional paid-in capital                                                  90,315                90,315
          Accumulated deficit                                                        (41,492)              (37,348)
                                                                          -------------------    ------------------

                                                                                      48,952                53,096
                                                                          -------------------    ------------------
                                                                                $     76,343          $     87,212
                                                                          ===================    ==================

       See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 1999 and 1998
(in thousands, except share and per share data) (unaudited)

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ---------------------------------   ------------------------------
                                                              1999               1998             1999             1998
                                                          --------------    ---------------   -------------    -------------
Revenues                                                       $ 15,323           $ 14,325        $ 37,760         $ 50,190
Cost of sales
                                                                  9,917             11,220          26,298           34,983
                                                          --------------    ---------------   -------------    -------------
      Gross profit
                                                                  5,406              3,105          11,462           15,207
                                                          --------------    ---------------   -------------    -------------
Operating expenses:
    Research and development                                      1,220              2,174           4,445            6,915

    Sales and marketing                                           1,885              2,626           6,006            9,191

    General and administrative                                    2,287              3,030           7,381            9,858

    Restructuring charge                                              -              1,230             523            1,230

    Provision for litigation settlement                               -                  -          (2,221)               -
                                                          --------------    ---------------   -------------    -------------
      Total operating expenses                                    5,392              9,060          16,134           27,194
                                                          --------------    ---------------   -------------    -------------

      Income (loss) from operations                                  14             (5,955)         (4,672)         (11,987)


Other income (expense)                                              (33)              (119)            256             (119)

Interest income                                                     263                369             667            1,050

Interest expense                                                    (95)              (221)           (395)            (483)
                                                          --------------    ---------------   -------------    -------------
      Net income (loss) before income taxes                         149             (5,926)         (4,144)         (11,539)

Income tax benefit                                                    -             (2,030)              -           (3,916)
                                                          --------------    ---------------   -------------    -------------
           Net income (loss)                                     $  149          $  (3,896)      $  (4,144)       $  (7,623)
                                                          ==============    ===============   =============    =============

Net income (loss) per share - Basic and Diluted                 $  0.01          $   (0.30)      $   (0.32)       $   (0.59)
                                                          ==============    ===============   =============    =============
Weighted average common shares - Basic                       12,946,624         12,946,624      12,946,624       12,946,624
                                                          ==============    ===============   =============    =============
Weighted average common shares - Diluted                     13,203,130         12,946,624      12,946,624       12,946,624
                                                          ==============    ===============   =============    =============

See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1999 and 1998
(Unaudited) (in thousands)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ---------------------------------------------------
                                                                                  1999                      1998
                                                                        ------------------------- -------------------------

Net cash flow used in operating activities                                       $        (4,220)          $       (14,505)
                                                                        ------------------------- -------------------------
Cash flow from investing activities:
  Proceeds from sale of fixed assets                                                       5,272                         5

  Purchase of fixed assets                                                                  (504)                   (2,997)

  Increase in intangible assets                                                             (146)                        -

  Increase in other assets                                                                    54                         -

  Payments on restructuring reserve                                                         (666)                        -

  Sale of investments                                                                          -                    15,900
                                                                        ------------------------- -------------------------
           Net cash provided by investing activities                                      4,010                     12,908
                                                                        ------------------------- -------------------------

Cash flow from financing activities:
  Borrowings (payments) on revolving lines of credit, net                                   (336)                    9,242
  Borrowings on term loans and capitalized leases                                            146                         -
  Payment on term loans and capitalized leases                                            (2,743)                   (2,557)
                                                                        ------------------------- -------------------------
           Net cash provided by (used in) financing activities                            (2,933)                    6,685
Net increase (decrease) in cash and cash equivalents                                      (3,143)                    5,088
Cash and cash equivalents, beginning of period
                                                                                          20,262                    15,384
                                                                        ------------------------- -------------------------
Cash and cash equivalents, end of period                                           $      17,119             $      20,472
                                                                        ========================= =========================

See accompanying notes to the consolidated financial statements.

             TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
             (in thousands, except share and per share data)

1. GENERAL

         The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1998 has been taken from audited consolidated financial statements at that date. The condensed consolidated financial statements for the three and nine months ended September 30, 1999 and for the three and nine months ended September 30, 1998 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

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

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

3. NET EARNINGS (LOSS) PER SHARE

         Basic earnings per share (EPS) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted
EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the nine months ended September 30, 1999 a net loss was incurred and the impact of outstanding stock options on diluted EPS is anti-dilutive. For the three months ended September 30, 1999, net income per share -- diluted includes incremental shares for outstanding stock options of 256,506 shares.

4. INVENTORY

         The following is a summary of inventory at September 30, 1999 and December 31, 1998:

                                            September 30, 1999  December 31, 1998
                                            ------------------  -----------------
Raw materials and supplies                    $       4,953      $       6,267
Work in progress                                      1,737              1,337
Finished goods                                        5,014              6,303
                                                      -----             ------
                                              $      11,704      $      13,907
                                                     ======             ======

5. REVOLVING LINES OF CREDIT

         The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10,000. The variable interest rate is 1.25% over the interest rate earned on the $10,000 cash collateral used as security on the bank line of credit. This line of credit is due on June 30, 2000. The working capital line is collateralized by substantially all the Company's assets including $10,000 in certificate of deposits with the bank.

         At September 30, 1999, the Company had $7,090 outstanding on the revolving line of credit. At December 31, 1998, the Company had $7,230 outstanding on this line of credit and $196 outstanding on an additional line of credit.

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

         In July 1999, the Company announced that a memorandum of understanding has been signed with lead plaintiffs' counsel to settle the pending stockholder class action suits against the Company and certain of its current or former officers in the United States District Court of Nebraska and the District Court for Scotts Bluff County, Nebraska. The principal terms of the memorandum of understanding require the establishment of a settlement fund consisting of (a) 4,460,000 shares of Transcrypt common stock and (b) at least $3,850 and up to $8,850 to be paid by Transcrypt's insurance carriers (depending on the outcome of an arbitration between plaintiffs and one of the insurance carriers). Transcrypt would also pay $2,000 to the class if there were a purchase of Transcrypt by acquisition or merger that occurs within 18 months of the signing of the memorandum of understanding. The proposed settlement is subject to a number of contingencies, including the court approval of a definitive agreement.

         On November 4, 1998, Physician's Mutual Insurance Company filed an action in the District Court of Douglas County, Nebraska against the Company, PriceWaterhouseCoopers, LLP and two former officers of the Company. The complaint contains common law causes of action for fraudulent misrepresentation, fraudulent concealment and negligent misrepresentation against the defendants arising from the same facts and circumstances underlying the class actions. The complaint seeks damages in an amount to be proved at trial, but which is currently alleged to be approximately $850.

         In the quarter ended December 31, 1998, the Company recorded a special provision of $10 million related to actions pending against the Company. Upon entering the memorandum of understanding, the Company revised its estimated costs related to the settlement of actions against the Company. This lowered the Company's operating expenses by $2.2 million in the second quarter of 1999 as the settlement was for an amount less than previously provided. The remaining reserves for litigation settlement and related costs include $1,783 included in accrued expenses and $5,996 included in the provision for litigation settlement. The remaining reserves for litigation settlement have been classified as long term to the extent that they will be extinguished through the issuance of common stock of the Company.

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

         The following table is a summary of unaudited quarterly results for the three and nine months ended September 30, 1999 and 1998.

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
        ---------------------------------------------------------  ------------------------------
        IN THOUSANDS                     1999           1998           1999             1998
        -----------------------------------------------------------------------------------------
        SALES
        Information Security           $   1,344       $   1,915     $    4,906       $    8,650
        Wireless Communication            13,979          12,410         32,854           41,540
                                      -----------   -------------  -------------    -------------
        TOTAL SALES                       15,323          14,325         37,760           50,190
                                      -----------   -------------  -------------    -------------
        COST OF GOODS SOLD
        Information Security                 431           1,401          2,109            3,139
        Wireless Communication             9,486           9,819         24,188           31,844
                                      -----------   -------------  -------------    -------------
        TOTAL COST OF GOODS SOLD           9,917          11,220         26,297           34,983
                                      -----------   -------------  -------------    -------------
        GROSS MARGIN
        Information Security                 913             514          2,797            5,511
        Wireless Communication             4,493           2,111          8,665            9,696
                                      -----------   -------------  -------------    -------------
        TOTAL GROSS MARGIN             $   5,406       $   3,105     $   11,462       $   15,207
        =========================================================================================

        -----------------------------------------------------------------------------------------
        GROSS MARGIN PERCENTAGE
        Information Security               67.9%           26.8%          57.0%            63.7%
        Wireless Communication             32.1%           17.0%          26.4%            23.3%
        TOTAL GM PERCENTAGE                35.3%           21.7%          30.4%            30.3%
        -----------------------------------------------------------------------------------------

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations (in thousands) information as a percentage of revenues during the periods indicated:

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------------------------------------------------
                                                                  1999                                      1998
                                               ------------------------------------------------------------------------------------
      Revenues                                           $ 15,323             100.0%            $   14,325                  100.0%
      Cost of sales                                         9,917              64.7%                11,220                   78.3%
                                               -------------------     --------------     -----------------       -----------------
      Gross profit                                          5,406              35.3%                 3,105                   21.7%
                                               -------------------     --------------     -----------------       -----------------
      Operating expenses:
           Research and development                         1,220               8.0%                 2,174                   15.2%
           Sales and marketing                              1,885              12.3%                 2,626                   18.3%
           General and administrative                       2,287              14.9%                 3,030                   21.2%
           Restructuring charge                                 -               0.0%                 1,230                    8.6%
           Provision for litigation settlement                  -               0.0%                     -                    0.0%
                                               -------------------     --------------     -----------------       -----------------
                Total operating expenses                    5,392              35.2%                 9,060                   63.2%
                                               -------------------     --------------     -----------------       -----------------
      Income (loss) from operations                            14               0.0%                (5,955)                 (41.6)%
      Other income (expense)                                  (33)             (0.2)%                 (119)                  (0.8)%
      Interest income                                         263               1.7%                   369                    2.6%
      Interest expense                                        (95)             (0.6)%                 (221)                  (1.5)%
                                               -------------------     --------------     -----------------       -----------------
      Income (loss) before income taxes                       149               0.9%                (5,926)                 (41.4)%
      Income tax benefit                                        -               0.0%                (2,030)                 (14.2)%
                                               -------------------     --------------     -----------------       -----------------
                  Net income (loss)                      $    149               0.9%            $   (3,896)                 (27.2)%
                                               ===================     ==============     =================       =================

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------------------------------------------------
                                                      1999                                      1998
                                               ------------------------------------------------------------------------------------
      Revenues                                           $ 37,760             100.0%            $   50,190                  100.0%
      Cost of sales                                        26,298              69.6%                34,983                   69.7%
                                               -------------------     --------------     -----------------       -----------------
      Gross profit                                         11,462              30.4%                15,207                   30.3%
                                               -------------------     --------------     -----------------       -----------------
      Operating expenses:
           Research and development                         4,445              11.8%                 6,915                   13.8%
           Sales and marketing                              6,006              15.9%                 9,191                   18.3%
           General and administrative                       7,381              19.6%                 9,858                   19.6%
           Restructuring charge                               523               1.4%                 1,230                    2.5%
           Provision for litigation settlement            (2,221)              (5.9)%                    -                    0.0%
                                               -------------------     --------------     -----------------       -----------------
                Total operating expenses                   16,134              42.7%                27,194                   54.2%
                                               -------------------     --------------     -----------------       -----------------
      Loss from operations                                 (4,672)            (12.4)%              (11,987)                 (23.9)%
      Other income (expense)                                  256               0.7%                  (119)                  (0.2)%
      Interest income                                         667               1.8%                 1,050                    2.1%
      Interest expense                                       (395)             (1.1)%                 (483)                  (1.0)%
                                               -------------------     --------------     -----------------       -----------------
      Loss before income taxes                             (4,144)            (11.0)%              (11,539)                 (23.0)%
      Income tax benefit                                        -               0.0%                (3,916)                  (7.8)%
                                               -------------------     --------------     -----------------       -----------------
                Net loss                                 $ (4,144)            (11.0)%           $   (7,623)                 (15.2)%
                                               ===================     ==============     =================       =================

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the court approval and finalization of the proposed settlement of the pending class action litigation involving the Company, the outcome of the pending investigation by the SEC, the results of the Company's product development efforts, future sales levels, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, expectations regarding the Company's efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         Revenues increased 7.0% to $15.3 million in the third quarter of 1999 and decreased 24.8% to $37.8 million during the first nine months of 1999, compared to $14.3 million and $50.2 million, respectively, during the same periods of 1998. Of total revenues in the third quarter, the information security segment comprised 8.8% and the wireless communication segment comprised 91.2%. For the first nine months of 1999, the information security segment comprised 13.0% and the wireless communication segment comprised 87.0% of total revenues.

         The increase in revenues in the third quarter of 1999 when compared to the third quarter of 1998 was primarily attributable to a significant increase in LMR systems sales to government agencies, which increased 125% compared to the same period in 1998. The Company was not awarded any domestic system contracts in 1998, largely attributable to the uncertainty raised by the restatement discussed above. This adverse impact was most acute in the third quarter of 1998. In comparison, for the first nine months of 1999, the Company has been awarded multiple contracts in the domestic public safety market for approximately $14.0 million, and revenue recognized has increased accordingly.

         The decrease in revenues for the first nine months of 1999 was primarily due to reduced domestic wireless sales to business and industrial customers and to a general decline in sales in international markets. The decrease in domestic wireless sales was primarily the result of discontinuing product sales that were not sufficiently profitable.

         Revenues from international sales decreased to $2.5 million for the three months ended September 30, 1999, compared to $6.2 million for the same period in 1998. For the first nine months of 1999, international sales decreased to $7.9 million compared to $18.9 million for the same period in 1998. The decrease is primarily due to a decline in sales in Central and Latin America. The Company's revenue for the first nine months of 1999 for Central and Latin America decreased approximately 51.2% compared to the first nine months of 1998. The decline in revenues to Central and Latin America is attributable to economic uncertainty, which resulted in recent currency fluctuations in the region.

         In an effort to improve sales, the Company has introduced and plans to introduce new products in 1999. Land mobile radio secure products introduced in the first nine months of 1999 include new encryption modules for deployment in a wide range of mobile radios, including the latest Motorola models. The Company also introduced new voice security modules for Nokia and Qualcomm cellular phones. The EFJohnson subsidiary released on March 31, 1999 the Company's LTR-Net-TM- trunked radio system. The Company's EFJohnson subsidiary also introduced new models of our hand-held land mobile radios and a new line of digital mobile radios, which are APCO-25 compliant.

Gross Profit

         Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit was $5.4 million (35.3% gross margin) for the third quarter of 1999, compared to $3.1 million (21.7% gross margin) for the same period in 1998. For the first nine months of 1999, gross profit was $11.5 million (30.4% gross margin) compared to $15.2 million (30.3% gross margin) for the same period in 1998. Gross margin for the information security segment for the three and nine months ended September 30, was 67.97% and 57.0%, respectively, compared to 26.8% and 63.7% for the same periods in 1998. Gross margin for the wireless communications segment for the three and nine months ended September 30, 1999 was 32.1% and 26.4%, respectively, compared to 17.0% and 23.3% for the same periods in 1998.

         On a quarterly comparison basis, the increase in gross margin percentage in the third quarter of 1999 compared to the same period in 1998 is due to several factors. These factors include: (1) the Company selling new products with better margins in the third quarter of 1999; (2) higher proportion of sales in higher margin domestic public safety systems; and (3) 1998 third quarter margins were adversely effected by the occurrence of higher costs than anticipated to complete certain public safety systems. For the first nine months of 1999 compared to the same period in 1998, the overall gross margin percentage was flat.

Research and Development

         Research and development expenses consist primarily of the costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. Research and development expenses decreased to $1.2 million and $4.4 million for the three and nine months ended September 30, 1999, respectively, from $2.2 million and $6.9 million for the same periods in 1998. This decrease was primarily due to a reduced engineering staff.

         The information security and wireless communications product markets in which the Company competes are rapidly evolving and can be expected to further evolve in the future as a result of changing technology, industry standards and customer requirements.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation. Sales and marketing expenses decreased to $1.9 million and $6.0 million for the three and nine month periods ended September 30, 1999, respectively, from $2.6 million and $9.2 million for the same periods in 1998. This was primarily due to a decrease in sales commissions and fewer sales personnel. Sales and marketing expenses decreased as a percentage of sales to 12.3% and 15.9% for the three and nine months ended September 30, 1999, respectively, from 18.3% for both comparable periods in 1998.

General and Administrative

         General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions and amortization of intangible assets. General and administrative expenses decreased to $2.3 million in the third quarter of 1999 from $3.0 million in the third quarter of 1998. For the nine months ended September 30, 1999, general and administrative expenses decreased to $7.4 million from $9.9 million for the first nine months of 1998. The decrease is due primarily to legal, accounting and severance costs, which were incurred, in the first nine months of 1998 associated with the Company's financial restatement in 1998.

Restructuring Charge

         Restructuring charges for the nine month period ending September 30, 1999 was $523,000 compared to $1.2 million for the same period in 1998. The Company incurred a restructuring charge in the second quarter of 1999 of approximately $523,000 in connection primarily with the closure of EFJohnson's sales office in Hong Kong. In the third quarter of 1998, the Company recorded a restructuring charge of approximately $1.2 million in connection with a 25% work force reduction.

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

Other Income, Net

         Other income, net for the third quarter of 1999 increased primarily as a result of the sale of Company's corporate headquarters in Lincoln, Nebraska.

Net Interest Income (Expense)

         Net interest income consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's term and installment loans and bank lines of credit. Net interest income was $168,000 in the third quarter of 1999, as compared to $148,000 in the third quarter of 1998. The increase was due to the Company carrying a lower average balance on its revolving line of credit in the third quarter of 1999. For the first nine months of 1999, net interest income was $272,000 compared to $567,000 for the same period in 1998. This decrease was due to the Company having a higher cash balance and lower average balance on its bank line of credit in the first quarter of 1998.

Benefit for Income Taxes

         The Company did not record a tax benefit in the third quarter of 1999, compared to a tax benefit of $2.0 million in the third quarter of 1998. For the first nine months of 1999 the Company did not record a tax benefit compared to a tax benefit of $3.9 million for the same period in 1998. The Company's decision not to record a benefit for income taxes in 1999 is based on its analysis of the need for a valuation allowance under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Liquidity and Capital Resources

         The Company has historically financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

         The Company's operating activities used cash of $4.2 million in the first nine months of 1999 compared to $14.5 million in the first nine months of 1998. Cash used in operating activities in the first nine months of 1999 consisted primarily of a net loss plus: a gain on a sale of assets, offset in part by depreciation and amortization: a decrease in inventory; an increase in accounts payable; an increase in accrued expenses; and a decrease in accounts receivable.

         The deferred tax assets totaling $12.4 million were 16.2% and 25.3% of total assets and stockholders' equity, respectively, at September 30, 1999. As mentioned above, the Company did not book a provision for income taxes in 1999. Management believes that it is more likely than not that future taxable income will be sufficient to fully utilize all deferred tax assets recorded, net of existing valuation allowances.

         Cash provided by investing activities was $4.0 million for the first nine months of 1999. The Company sold its Lincoln facility in the second quarter of 1999 generating $5.3 million in cash. Capital expenditures of $504,000 for the first nine months of 1999 consisted primarily of manufacturing equipment, computer equipment and software. In the first nine months of 1998, cash provided by investing activities of $12.9 million was generated from the sale of investments less $3.0 million of capital expenditures. Capital expenditures of $3.0 million for the first nine months of 1998 consisted primarily of computer and networking equipment, office furniture and manufacturing equipment and phase III construction cost at the Company's Lincoln facility.

         Financing activities used cash of $2.9 million in the first nine months of 1999. Financing activities consisted of a $336,500 decrease in borrowings on the Company's lines of credit and the elimination of its outstanding IDR Bonds totaling $2.7 million during the second quarter of 1999 as a result of the sale of its Lincoln facility. Cash provided by financing activities for the first nine months of 1998 consisted of $9.2 million in borrowings on the Company's revolving line of credit less a $2.6 million payment on long-term debt.

         As of September 30, 1999, the Company had $7.1 million in outstanding indebtedness under its line of credit with its bank. It is a secured line of credit not to exceed $10.0 million. Interest is at a variable rate of 1.25% over the interest rate earned on the $10.0 million on certificates of deposits pledged as security on the bank line of credit. This line of credit is due on June 30, 2000. The working capital line is collateralized by substantially all the Company's assets including $10.0 million in certificate of deposits with the bank.

         The Company does not anticipate paying cash dividends in the foreseeable future.

         As of September 30, 1999, the Company had approximately $17.1 million in cash and cash equivalents, which includes $10.0 million of certificates of deposit pledged as security on its bank line of credit and $1.2 million pledged as security for bonding on domestic system contracts with the Company's surety company. $750,000 of the bank line of credit secures a letter of credit issued to the Company's surety company for bonding on system contracts. There was approximately $1.7 million available under the Company's bank line of credit at September 30, 1999. The Company's bank line of credit was renewed during the third quarter, with expiration on June 30, 2000.

         The Company believes that its cash, cash equivalents, and lines of credit will be sufficient to meet anticipated cash needs for working capital and for Year 2000 capital expenditures for the next 12 months. In addition, the Company has retained ING Barings as its financial advisor to assist the Company in its review of strategic and financial alternatives. Also, to strengthen its cash position, the Company is actively marketing its manufacturing facility in Waseca. However, no assurance can be given that the Company will be able to obtain additional funding or financing, if determined to be necessary, or to be able to obtain financing on terms satisfactory to its stockholders. Additionally, see "Note 6. COMMITMENTS AND CONTINGENCIES" above for a discussion regarding certain pending litigation, the resolution of which could materially adversely affect the Company's liquidity, operating results and financial condition.

Business Risk

         The Company is faced with several business risk factors that may have a material effect upon its future business operations, financial condition, results of operations, liquidity and cash flows. Business risks specifically known to the Company include: 1.) Potential to be the subject of additional lawsuits or claims in connection with the events or facts surrounding its restatement of previously announced financial results. The Company is unable to predict when or whether such additional lawsuits or claims may be initiated or the likelihood of the outcome or range or amount of potential liability that may arise therefrom. 2.) Potential SEC enforcement action for violations of certain aspects of the Federal securities laws. At the present time, the Company is unable to predict whether the SEC is likely to initiate enforcement action against the Company or its affiliated parties. Nor can the Company project any possible penalties that may result from any such enforcement action. 3.) The Company has identified a surety company to issue bonds for the Company on a case by case basis subject to terms and conditions negotiated for each such bond. The surety company has advised the Company that it will require some amount of collateral on any bonds it may issue. To the extent that the Company is a successful bidder on any domestic systems contracts and depending on the Company's overall need for bonds, the collateral requirement for any additional bonds could adversely affect the Company's ability to bid on or be awarded new domestic systems contracts. 4.) The timing of the Company's introduction of proposed new products and the acceptance of any new products introduced by the Company are subject to certain risks and uncertainties that could cause the actual results, performance or achievements to differ materially from those expressed, suggested or implied. 5.) The Company's ability to compete effectively will depend upon its ability to anticipate and react timely to technological changes.

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

         All products currently being shipped by the Company are Year 2000 compliant. Should a customer use the Company's software with a personal computer that is not compliant with the year 2000, at that time, the customer may experience erroneous dates on usage reports, but should not experience any operational issues. Customers inquiring about previously shipped products are forwarded to the Year 2000 Compliance Manager in Engineering Product Development. The Year 2000 Compliance Manager researches the customer's product and responds in writing as to whether the product is compliant. One obsolete software product, included in certain communication systems, has been identified. This product issue has no effect on communication operability, but will incorrectly report system usage dates after December 31, 1999. All customers identified as having purchased a system with this application software have been notified and have been offered a solution to correct this Year 2000 issue. The Company estimates approximately 10 customers have elected not to pursue the offered solution.

         In February 1999, Transcrypt completed the first phase of identifying and thoroughly researching non-compliant hardware and software. In addition, the Company has completed the process of seeking quotes and delivery estimates for the equipment and software that must be replaced or upgraded to be Year 2000 compliant.

Transcrypt previously identified non-compliant items requiring corrective actions. Statuses for those items follow:

     - The previous version of our Enterprise Resource Planning ("ERP") software was non-compliant. Our ERP system consists of our manufacturing and accounting software systems. A software upgrade has been completed as of this filing. The ERP system is now Year 2000 compliant.

     - All essential workstations and file servers are now Year 2000 compliant. One server in our Miami sales office will require an upgrade, scheduled for the fourth quarter of 1999.

     -    The payroll system and HRIS are now Year 2000 compliant.

     - The voicemail systems in Waseca and Lincoln are now Year 2000 compliant.

         The upgrade to the Company's ERP software discussed above only addresses the information technology part of the Company's state of readiness with Year 2000 issues. There are other computerized systems involved in manufacturing and engineering systems of the Company that may contain embedded technology such as microcontrollers. An assessment was made as to what effect, if any, the Year 2000 issue will have on these systems and whether or not there will be a material effect on future financial results. As of this filing, the Company believes these other internal systems will not be adversely effected by Year 2000 problems. Furthermore, the Company has received reasonable verification and written assurances from its major suppliers as to their Year 2000 readiness. However, the Company cannot warrant that all internal and external systems will perform as expected.

         All major facility systems, including the security system, elevators, fire alarm systems, air conditioning and heating systems at the Lincoln and Waseca facilities have been tested and are believed to be Year 2000 compliant.

Costs to Address the Year 2000 Issue.

         The Company has budgeted expenditures of approximately $550,000 to $750,000 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of purchasing hardware and hardware installation. The Company estimates that it has incurred approximately $450,000 in Year 2000 expenditures through September 30, 1999 with the balance of the budgeted expenditures to be incurred by the end of 1999. In addition, the Company has incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues. The Company does not separately account for the internal costs incurred for the Year 2000 issue. The Company anticipates funding year 2000 expenditures from current cash reserves and capital leases for certain portions of the project. All costs specifically allotted to Year 2000 remediation are expensed as incurred.

Risks Presented by the Year 2000 Issue

         A material adverse effect on the Company's business, results of operations, and financial condition could occur if other internal computerized systems are found not to be Year 2000 compliant, significant suppliers were to become unable to process shipments to the Company, or utility service was disrupted as a result of Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company relies upon will be timely converted or whether utility service will continue without interruption. Any adverse impact may include the requirement to pay significant overtime to manually process certain transactions as a result of a systems failure resulting in the inability to process transactions or engage in normal business activities. At this time, the Company is unable to predict with any certainty the estimated lost revenue it may experience as a result of such failure or disruption.

Contingency Plans

         The Company does not currently have any contingency plans to address the event of the Company or a major supplier not becoming Year 2000 compliant. The contingency plan is in the process of being completed while at the same time we continue to research all available information on products and vendors. The project schedules will be closely monitored and additional resources will be added early in the project. All internal systems are completed, which allows for the remaining time to be used for final testing and adjustments if necessary. During the last week of December 1999, all users will be instructed to backup critical information, or to print paper copies of critical data. Paper copy reports of production schedules, shipments, and forms will be printed in advance. A team of information systems staff, department representatives, and contractors are scheduled for the weekend of January 1, 2000 to monitor the date change.

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

         Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are being filed herewith:

           Exhibit No.                 Description
           -----------                 -----------
               11              Computation of net income per share.
               27              Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on July 13, 1999, under Item 5. "Other Events" to report a press release announcing that a memorandum of understanding has been signed with lead plaintiffs' counsel to settle the pending stockholder class action suits against the Company and certain of its current and former officers in the United States District Court of Nebraska and the District Court for Scotts Bluff County, Nebraska.

                            SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSCRYPT INTERNATIONAL, INC.




Date:    November 11, 1999             By:   /S/ Michael E. Jalbert
                                           -----------------------------------
                                                 Michael E. Jalbert
                                           Chairman of the Board of Directors
                                              and Chief Executive Officer
                                             (Principal Executive Officer)



Date:    November 11, 1999             By:   /S/   Massoud Safavi
                                           -----------------------------------
                                                     Massoud Safavi
                                               Chief Financial Officer
                                           (Principal Financial and Accounting
                                                       Officer)