Form 10-K
period 1999-12-31
TRANSCRYPT INTERNATIONAL INC
filed 2000-03-23
CIK 1023516

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on March 9, 2000, as reported in the Over the Counter Bulletin Board market was approximately $65,649,782. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding of the Registrant's Common Stock, as of March 9, 2000: 12,954,124.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 1999 are incorporated by reference in Items 10, 11, 12 and 13 of
Part III of this Annual Report on Form 10-K.

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

    In addition to the historical information contained herein, certain matters discussed in this Annual Report may constitute forward-looking statements under
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the outcome of pending class action litigation involving the Company, the outcome of the pending investigation by the Securities and Exchange Commission (the "SEC"), the effects of the Company's restatement of its financial statements on the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, expectations regarding the Company's efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" below.

GENERAL

    The Company is a manufacturer of wireless communications products and systems and information security products. Through its E.F. Johnson subsidiary, the Company designs, develops, manufactures and markets (1) stationary land mobile radio ("LMR") transmitters/receivers (base stations or repeaters) and
(2) mobile and portable radios. The Company sells its LMR products and systems mainly to two broad markets: (1) commercial users and (2) public safety and other governmental users. Through its Secure Technologies division, the Company designs and manufactures information security products which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR and telephony security markets.

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

    Prior to June 30, 1996, the Company operated as a partnership. In
December 1991, the Company acquired the business of its predecessor, which was founded in 1978. The Company's principal business offices are located at 4800 NW 1st Street, Lincoln, Nebraska 68521, and its phone number is (402) 474-4800.

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

RECENT DEVELOPMENTS

    On February 14, 2000, the Company announced the formation of three new business units at its E.F. Johnson subsidiary to further strengthen its position in the wireless systems and digital radio products market. The new State, Local, and Commercial business unit will be focused on marketing, sales, and turnkey delivery of high level public safety and commercial private wireless communications networks. The new Federal business unit will be focused on the sales of E.F. Johnson's digital APCO Project 25 products to Federal government agencies. The new Value Added Services and Original Equipment Manufacturer ("OEM") business unit was formed to consolidate E.F. Johnson's OEM production services and engineering design and support services. The Company also announced that it would also open offices in the Washington, D.C. area to exploit opportunities in the Federal and commercial markets.

WIRELESS COMMUNICATIONS INDUSTRY

OVERVIEW

    The mobile wireless communications industry began in the mid-1930s when police departments began using land mobile radio systems to enable immediate communication between headquarters and officers patrolling the community. As
(1) other public safety agencies and commercial enterprises recognized the benefit of immediate communications with their field personnel,
(2) technological advances made LMR systems more affordable, and (3) increasing amounts of spectrum were allocated for LMR use, LMR dispatch service expanded beyond its traditional police and fire applications to become an integral communications service for a variety of government and commercial enterprises. Today, in addition to dispatch-oriented LMR service, many other forms of mobile wireless communication technologies have emerged and are continuing to be developed to meet the varied communication needs of an increasingly mobile society. These include paging, wireless data, cellular telephone and personal communication services.

COMMERCIAL SYSTEMS MARKET

    Commercial users include large industrial and other private enterprises, such as utility, construction and oil companies, railroads and universities that require rapid communications among personnel spread out over relatively large geographic areas. While many commercial LMR users purchase and operate entire systems for their own use, a large segment of the commercial market consists of specialized mobile radio ("SMR") operators such as Nextel Corp. and Centennial Communications, and their customers. SMR operators build and lease private LMR systems on a for-profit basis. They sell airtime to end-users whose mobile communication needs can be served by renting or purchasing subscriber units as opposed to purchasing an entire system, or who are unable to obtain a FCC license to operate their own system. Traditionally, end-users of SMR services have included taxi fleets and smaller construction and delivery service companies. Currently, many SMR operators in the larger metropolitan markets, such as Nextel Corp., are also offering more consumer-oriented, cellular-like SMR services.

    There are two general types of LMR systems serving commercial users,
(1) conventional and (2) trunked. Both operate on the specific frequency bands that the FCC has allocated for such types of systems. Conventional LMR systems use a single channel to transmit and receive information. All users have unrestricted access, similar to a "party" telephone line, and the user must monitor the system and wait until the channel is unoccupied. Trunked systems, including the Company's logic trunked radio ("LTR-Registered Trademark-") product, combine multiple channels so that when a user begins transmitting, an unoccupied channel is automatically selected. Conventional LMR systems are relatively inefficient compared to trunked systems.

    The development of trunked LMR systems and the allocation of additional frequency spectrum in the 1970s triggered significant growth in LMR use for commercial applications. In recent years, technological developments by E.F. Johnson and others have enabled LMR systems to be "networked," involving multiple "sites" linked together through a switch to provide extended geographical coverage. In addition, many trunked subscriber units are capable of functioning as mobile telephones through interconnections to the public switched telephone network. With the creation of LTR-Net-TM- in 1997, the Company has developed a networking system that is backward compatible to the standard LTR-Registered Trademark- protocol. LTR-Net-TM- allows systems operators to link sites together and provide telephone interconnection, individual and group calling, electronic serial numbers and improved system security in an advanced commercially focused trunking system.

PUBLIC SAFETY AND OTHER GOVERNMENT USERS MARKET

    Public safety and other government users include state and local agencies, such as law enforcement, fire and emergency medical personnel, and military and non-military federal governmental agencies. Many of these users operate LMR equipment which complies with specifications established by the Association of Public Safety Communications Officials International Inc. ("APCO"), while the remainder operate mostly conventional and non-APCO trunked LMRs. The most widely used APCO standard is the "APCO 16" standard established in 1979, which includes specifications for 800 MHz transmission, analog voice modulation, and trunking functions for using the frequency spectrum. In 1988, E.F. Johnson entered the market for APCO 16 products with its Multi-Net-Registered Trademark- system.

    In 1995, the APCO Advisory Board promulgated a new standard known as Project
25. Project 25 specifies features and signaling for narrow band digital voice and data, and conventional and trunking modes of operation. The standard has been adopted by the U.S. Federal government, which specified a conversion to Project 25 by the year 2005. Although public safety agencies are not currently required by the FCC or APCO to purchase Project 25 compliant LMR systems or otherwise adopt the Project 25 standard, the Company believes that Project 25 compatibility will be one of the key purchasing factors for public safety and other government LMR users. Furthermore, as LMR users upgrade their existing APCO 16 systems to comply with FCC-imposed bandwidth limitations, the Company expects that demand for Project 25 compliant LMR systems will increase, due in part to the fact that Project 25 systems can potentially be configured for compatibility with older APCO 16 mobile and portable radios, allowing early adopters of the Project 25 standard to purchase new equipment without replacing all of their subscriber radios. Additionally, the Company's Project 25 radios can be used on most Motorola APCO 16 systems using the Smartnet-TM-protocol, which E.F. Johnson licensed from Motorola. However, to date the Project 25 market is developing slowly which the Company believes is primarily due to the higher cost of Project 25 compliant system infrastructure and radios.

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

    Manufacturers of information security products such as the Company typically charge higher prices for devices featuring more advanced levels of security. Therefore, the types of end-users at each level of security tend to vary based upon the importance of the information that the end-user wants to secure. Typical users of the most basic form of scrambler, the frequency inversion scrambler, include taxi dispatchers, other types of consumer businesses and transportation companies. Typical users for medium-level security devices include commercial users and international customers who do not need an export license. High-level scrambling and encryption devices are used primarily by public safety agencies, federal government personnel and international customers who have obtained the required export license.

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

WIRELESS COMMUNICATIONS PRODUCTS

    The Company sells its wireless communications products primarily to LMR dealers, SMR operators, governmental entities, and commercial industry. End-users include commercial concerns and public safety and other government users desiring point to multi-point communications. Most of these types of products are sold under the "E.F. Johnson" brand name. To increase its product offering to its wireless customers, the Company has incorporated its encryption technology into some of its wireless communications radio products. The following discussion summarizes the types of products typically sold to both of these types of users.

COMMERCIAL USERS

    The Company serves the commercial market primarily with its LTR-Registered Trademark- and analog conventional LMR product lines. Management believes that significant niche markets continue to exist for analog conventional LMR products with value added technology, such as signaling protocols and scrambling technology.

    The LTR-Registered Trademark- product line incorporates the E.F. Johnson LTR-Registered Trademark- trunking protocols and includes (1) sub-audible signaling, which automatically selects a clear or unoccupied channel, (2) open architecture that is compatible with other analog products and (3) transmission trunking which provides efficient use of the channels. In December 1997, the Company completed the design of a trunked LMR system known as "LTR-Net-TM-," which uses its LTR-Registered Trademark- trunking system in a wide-area networked configuration, allowing linked communications over a much larger geographic area than a single trunked system while also providing a much needed array of user features and security functions. During 1999, the company delivered a number of LTR-Net-TM- systems, including one that provides statewide coverage.

    The Company's products for the SMR market include mobile radios, portable radios and repeaters, along with other infrastructure to provide a complete SMR system. The Company targets smaller regional SMR operators which offer a combination of dispatch and interconnect services and the traditional local SMR operators and dealers who serve local businesses primarily with dispatch service. In serving this market, the Company relies heavily on its network of dealers, many of whom are authorized by the Company as service centers and provide installation, maintenance, repair and warranty service. The Company believes that the end-users of these products value (1) the low cost of point to multi-point communications, (2) flexibility of networking, and (3) support and responsiveness of the Company and its dealers.

    Competition in the domestic commercial market has been increasing. New 800 MHz SMR frequencies are not available and existing channels are filling up. SMR operator's with licenses for 900 MHz channels have been slow to develop their build outs. There has been consolidation in both of these SMR marketplaces. A large number of SMR systems have been converting from analog to digital, which has resulted in the increasing availability of used analog radios and repeaters in the marketplace. These factors have contributed to reduced market demand for new and existing products. Competitors have been reducing their prices and therefore putting pressure on the Company's prices and margins in this market.

PUBLIC SAFETY AND OTHER GOVERNMENT USERS

    The Company serves public safety and other government users primarily with its APCO 16 Multi-Net-TM- analog trunking system and Project 25 digital product lines. The Company believes that its Multi-Net-TM- system, which links together multiple sites for wide-area coverage using a proprietary architecture, is a high-quality, cost-effective alternative to comparable APCO 16 systems produced by other manufacturers. The Company's system offers many features specifically designed for public safety users, such as (1) emergency queuing, (2) over 8,000 unique identification codes, (3) automatic subscriber identification, (4) five levels of priority access, (5) simulcast, and (6) a wide area system configuration. The Company provides a broad line of Multi-Net-TM- products, including repeaters, radio network terminals, system management modules, dispatcher consoles, audio and data link and related accessories. E.F. Johnson Multi-Net-TM- systems are sold both domestically and internationally. The Company's Project 25 compliant analog/digital radios are compatible and interoperable with older analog radio systems, as well as with Motorola's proprietary analog APCO 16 trunking technology (SmartNet-TM- and Smartzone-TM-) and proprietary digital encryption algorithms. In August 1996, the Company introduced a hand held digital radio complying with the Project 25 "common air interface" standard and also featuring advanced core scrambling and digital encryption technologies. The Company's Project 25 radios contain, as standard features, voice scrambling and/or digital encryption technology. The Company believes that such backward compatibility with most of Motorola's APCO 16 trunking technology will provide early adopters of the Project 25 standard, such as the federal government and many public safety agencies, with the ability to purchase new equipment without replacing entire older systems. During 1999, the Company also introduced new products that operate in the analog mode on existing Motorola Smartnet-TM- and Smartzone-TM-trunking systems. The Company believes these products, being lower cost than digital Project 25 radios, will provide a competitive alternative for existing Smartnet-TM- and Smartzone-TM- customers.

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

    The core technologies currently available to the Company for incorporation in its products include the following methods, which are listed in increasing order of sophistication of security technique: (1) frequency inversion (inverting or otherwise adjusting the phase of a signal based on a consistent method), (2) rolling code transmission (incrementally stepping codes),
(3) hopping code transmission (changing broadcast frequencies multiple times per second based upon an algorithm) and (4) digital encryption (encoding a digital bit-stream based upon a mathematical encryption algorithm).

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

    Products sold by the Company are compatible with sockets of OEM manufacturers, including ICOM America, Inc., Motorola, Kenwood, and Midland. The Company also produces modules that add signaling features to radios, including "man-down" (emergency signal broadcast if radio position becomes horizontal), "stun-kill" (disables lost or stolen radios remotely) and "over-the-air reprogramming" (changes encryption and scrambling codes remotely). In
December 1997, the Company introduced an LMR encryption module for use as an add-on or in OEM equipment that uses the U.S. digital encryption standard known as "DES." This module uses the widely recognized DES algorithm for encoding transmissions.

TELEPHONY SECURITY

    The Company's add-on scramblers for cellular telephones typically consist of a modular circuit board designed to be permanently soldered into existing telephone circuitry. The add-on scrambler product line includes a model designed specifically for Motorola, Nokia, and Qualcomm telephones, which feature advanced digital signal processing technology. With the increased deployment of digital or PCS systems by cellular service providers, the demand for add-on voice security products for analog equipment has resulted and will likely continue to result in reduced demand for add-on voice security devices for analog telephones, such as those produced by the Company.

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

PRODUCTS UNDER DEVELOPMENT

    Consistent with the Company's development efforts for its existing products, the Company designs new products around common wireless technologies using common signal processing platforms and circuitry. Using this approach, the Company has generally been able to incorporate improvements in core technologies into its new products more quickly and with relatively lower development costs compared to developing entire products separately. The following discussion contains a summary of the Company's principal products under development. The Company cannot assure that it will be able to successfully develop any of these products or, if developed, that any such products will be commercially viable or result in material sales.

WIRELESS COMMUNICATIONS

    The Company plans to develop in 2000, for expected shipment during 2001, additional models of its hand-held digital radios containing different features, as well as a line of mobile digital radios, which are intended to comply with the Project 25 standard. The Company has undertaken the development of Project 25 infrastructure equipment, including Project 25 trunking infrastructure. The Company believes Project 25 trunking will be more widely implemented as costs come down and additional competitively priced equipment becomes available. In addition, the Company is analyzing the potential of applying standard Internet Protocol switching techniques for voice and data interconnectivity between wireless sites.

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

TELEPHONY SECURITY

    No new telephony security products are under development at this time.

CUSTOMERS

    Purchasers of the Company's wireless communications and information security products include public safety agencies and police forces, federal government agencies, foreign governments, the military, cellular service providers, LMR manufacturers and business and corporate users in finance, manufacturing and media/entertainment, among other industries. The Company's customers use information security products in a variety of situations involving differing security needs. For example, domestic and international police forces typically have a medium to high need for security, while military users which are often faced with hostile and determined threats typically have a very high need for security. No customer accounted for more than 10% of the Company's revenues during 1999.

SALES AND MARKETING

    The following discussion summarizes the Company's current sales and marketing approaches for its different products:

WIRELESS COMMUNICATIONS

    The Company's sales and marketing functions for LMR systems focus on the Americas, including the North American and Latin American markets. Other international markets are covered by distributors, agents, and manufacturer's representatives. For North American sales, the Company uses a direct sales force of account executives and sales managers, who sell Company products primarily in
(1) the state and local government markets, (2) the Federal markets, and (3) to larger dealers and SMR operators, and telemarketing personnel who sell primarily to smaller dealers and SMR operators. The Company's international sales are made through a specialized international direct sales force and by Company authorized dealer/distributors. In 1999, the Company decided to close its Hong Kong office due to cost and market considerations, and to focus on its markets in the Americas.

    LTR-Registered Trademark- and conventional LMR products are sold in North America primarily to independently owned and operated dealers, some of which are also SMR operators. The dealers typically carry other competitive product lines as well. These products are distributed internationally primarily through dealers and distributors located in more than 45 countries. Many of the dealers also are authorized as service centers and provide installation, maintenance, repair and warranty service. The Company provides comprehensive dealer support, including cooperative advertising programs, advertising materials, sales and service training, and technical support.

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

    A number of factors can limit the availability of such bonds, including the applicant's financial condition and operating results, the applicant's record for completing similar systems contracts in the past and the extent to which the applicant has bonds in place for other projects. During 1999, the Company focused on the completion of systems contracts for certain E.F. Johnson projects begun prior to the Company's acquisition of E.F. Johnson. The Company believes that it has substantially corrected these systems problems. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company's bonds could reduce the maximum amount of bond coverage available to the Company, or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. A reduction in the amount of bond coverage available to the Company or any restrictions imposed in connection with the issuance of bonds would adversely affect the Company's ability to bid on new system contracts in the future. In early 2000, the Company negotiated an agreement with a bonding insurer that provides for up to $20 million in new bonding capability at competitive terms.

INFORMATION SECURITY

    The Company sells its add-on products domestically primarily to distributors and dealers, OEMs and self-servicing end-users, through sales managers while complete radio products are sold domestically primarily to end-users. Furthermore, the Company is continuing to market radio and other complete products to its existing add-on customer base.

    The Company conducts international sales through its sales managers, who focus on specific regions of the world outside of the United States. The majority of international sales are made by the sales managers in conjunction with a Company-authorized distributor, which typically provides a local contact and arranges for technical training in foreign countries. See "--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price--Risks Associated with International Sales."

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

CUSTOMER SERVICE

    For the Secure Technologies division product line, the Company provides toll-free telephone access for customers with technical or other problems. The Company will customize product training for its customers using a classroom approach or seminars at either or both the customer's site and the Company's Lincoln facility. The Company offers a standard warranty on all products, which covers parts and labor for a period of one year from purchase, with an extended warranty service option available at an additional cost.

    The Company installs, for a fee, all models of scrambler modules into customers' LMRs and telephones. Scrambler modules that the Company does not install are generally installed by local radio and cellular telephone dealers. The Company documents installation instructions for its products in OEM devices and has developed these instructions for more than 2,500 OEM products, including almost all commercially available two-way radio models sold worldwide.

    For the E.F. Johnson product line, the Company's customer service group provides after-sales service and support, including technical support through a toll-free telephone number, on-site technical personnel for repairs and applications issues, 24-hour turnaround for spare parts and extensive product training. Product training includes classes and seminars available at both the customer's site and Waseca manufacturing facility. Such training provides assistance to the end-user in the use, operation and application of LMR products and systems, and trains other end-users and dealers to perform network programming changes and preventive maintenance and repair to products and systems. LMR products and systems are generally sold with a one year warranty which covers parts and labor in North America and parts internationally. Broader warranty and service coverage is provided in certain instances to private systems customers on a contractual basis, usually for an additional charge.

MOTOROLA RELATIONSHIP

    Motorola is a key manufacturer of electronic components used by the Company. These components include microprocessors and components used in most of the Company's scramblers and LMRs, which the Company purchases through an electronics wholesaler.

    The Company has obtained from Motorola a royalty-bearing, irrevocable, non-exclusive, worldwide license (the "IPR License") to manufacture products containing certain proprietary LMR and digital encryption technology. The Company believes this technology will be important to the success of certain of its existing and proposed Project 25 compliant LMR products. The IPR License includes rights to use Motorola's proprietary analog APCO 16 trunking technology (SmartNet-TM-), Project 25 required products and certain Motorola digital encryption algorithms in LMR products. The digital encryption technology may also be incorporated into certain other information security products. In addition, E.F. Johnson, prior to its acquisition by the Company, obtained a license to certain proprietary technology from Motorola relating to the development of Project 25 compliant digital LMRs. This license covered infrastructure and other Project 25 technology. Subsequent to the acquisition, Motorola agreed to expand the coverage of Transcrypt's license to SmartNet-TM-to cover E.F. Johnson's products.

    During 1999, Motorola purchased approximately $4 million worth of E.F. Johnson Project 25 mobile radio products. At this time, the Company cannot guarantee that there will be further sales of this product line to Motorola, but it is conducting active discussions on enhanced offerings related to this purchase. Also during 1999, the Company signed a Memorandum of Understanding with Motorola for the exploration of joint development projects and the license of E.F. Johnson technology.

    In addition to the direct benefits of the IPR License to the Company's Project 25 development efforts, the Company believes that sales of its Project 25 digital LMR products have been, and expect that such sales will in the foreseeable future be, substantially dependent upon Motorola's dominant position as a market leader in the Project 25 marketplace. Motorola is the largest manufacturer of Project 25 compliant LMR products and has been the principal public supporter of the Project 25 digital transmission standard for the LMR market. Any reduction in such support could lead to reduced demand for Project 25 compliant LMR systems generally. See "--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price--Reliance on Motorola."

INTELLECTUAL PROPERTY

    Transcrypt presently holds registered copyrights that cover software containing algorithms for frequency hopping, scrambling and signaling technologies for LMR and cellular telephony. Transcrypt has been granted 11 patents relating to high-end scrambling and encryption techniques and methods of integrating after-market devices, such as the Company's modules, into OEM products, and has applied for nine additional domestic patents in this area. Transcrypt also holds three registered trademarks related to the "Transcrypt" name and product names. In addition to the rights held by Transcrypt, E.F. Johnson currently holds or has been assigned at least 23 U.S. patents, 10 pending applications for U.S. patents, 11 patents in foreign countries and 8 pending applications for patents in foreign countries. These patents and applications cover a broad range of technologies, including trunking protocols and a high-speed data interface for LMR communications. Furthermore, E.F. Johnson holds numerous registered trademarks related to the "E.F. Johnson" name and product names. In addition to copyright and patent laws, the Company relies on trade secret law and employee and third-party non-disclosure agreements to protect its proprietary intellectual property rights.

RESEARCH AND DEVELOPMENT

    As of December 31, 1999, the Company had a research and development staff of 48 individuals, including 39 engineers. The Company organizes research and development efforts along its two main product lines, (1) information security and (2) wireless communications products. During 1999, the engineering staffs were realigned to allow focus on research and development of products for E.F. Johnson and Secure Technologies separately. While engineering staffs will combine efforts when appropriate, the Company believes that this more focused environment will foster a more efficient approach to new product development.

WIRELESS COMMUNICATIONS

    The Company's wireless communications research and development organization have expertise in radio frequency technology, computer architecture, switch architecture, networking, software, and analog and digital hardware designs. Ongoing engineering efforts are focused on adding additional features to existing product lines and developing new and innovative platforms. Cross-disciplinary planning groups involving marketing, manufacturing and engineering are used for product planning and definition. Present research and development efforts are involved in upgrading existing product lines, including the development of next generation repeaters, network switching equipment, and mobile and portable radios for the Company's principal product lines. The Company also has a staff of systems applications design, manufacturing, and customer service engineers that focus on design and implementation of customized radio systems.

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

MANUFACTURING

    The Company's manufacturing operation generally consists of the procurement of commercially available (1) subassemblies, (2) parts, and (3) components, such as integrated circuits, printed circuit boards and plastic and metal parts, and their assembly into finished products. Certain components and subassemblies are manufactured by vendors to the Company's specific design criteria. The Company inspects components and subassemblies for mechanical and electrical compliance to its specifications in order to ensure high yield and quality.

    The Company produces many of its wireless communications products, including its Project 25 compliant products, at its Waseca, Minnesota facility. The Company assembles its information security products at its facility in Lincoln, Nebraska. During 1999, the Company consolidated its surface mount printed circuit board assembly at its Waseca, Minnesota location. The Company is continuing to evaluate alternative manufacturing strategies to reduce costs and improve efficiencies.

MATERIALS AND SUPPLIERS

WIRELESS COMMUNICATIONS

    Certain components and subassemblies used in the Company's wireless communications products are presently available only from a single supplier or a limited group of suppliers. To date, the Company has been able to obtain adequate supplies of key components and subassemblies in a timely manner from existing sources. Currently, Motorola is the sole supplier of a number of the semiconductors used in certain of the Company's LMR products. Although historically the Company has not experienced a disruption of Motorola's supply of this product, disruption or termination of Motorola's supply of this product would have a material adverse effect on the Company's operations.

    Most of the Company's newer analog LMRs for the commercial market have been manufactured by Icom Japan ("ICOM") under contract by the Company. Products produced by ICOM have included hand-held portable radios that operate in both conventional and trunked mode and more recently, mobile units as well. In general, the Company and ICOM have jointly developed new products produced by ICOM for the Company. Although historically the Company has not experienced a disruption in ICOM's ability to supply these products, disruption or termination would have a material adverse effect on the Company's ability to supply certain LMRs to its customers. ICOM requires that the Company supply a letter of credit before products are shipped to the Company. In addition to the Company's relationship with ICOM, the Company began development projects with Kukjae of Korea and Tokyo Wireless of Japan for products expected to be available for shipment during 2000. Should a long-term relationship develop with either or both of these firms, the Company can expect that relationship to be similar to its relationship with ICOM, particularly with respect to its ability to supply products to its customers.

    With respect to other electronic parts, components and subassemblies, the Company believes that alternative sources could be obtained to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components and subassemblies could impair customer relationships and could have an adverse effect on the Company's operating results. See "--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price--Dependence on Suppliers."

INFORMATION SECURITY

    The Company obtains most of its electronic parts and components for information security and radio products from one principal distributor, Arrow/Schwebber Electronics Group. The Company believes that concentrating its purchases through one principal distributor lowers procurement costs and enhances the ability to control the quality of these components and subassemblies. The distributor stores several months' supply of basic components, such as microprocessors, flash, and digital signaling processors, on-site at the Company's manufacturing location on a consignment basis, which reduces inventory maintenance costs. Additionally, the Company acquires from other manufacturers certain high-end subassemblies, such as radio frequency boards for use in complete LMR units that the Company manufactures. See "--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price--Dependence on Suppliers."

GOVERNMENT REGULATION AND EXPORT CONTROLS

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

    Generally, SMR licenses are issued for five-year terms, initially in blocks of five channels, and may be renewed upon showing compliance with FCC rules and may be revoked for cause. Such licenses typically are subject to channel "loading" or usage requirements, such as loading a minimum of 70 subscriber units for each channel within the initial five-year term. If an SMR licensee fails to meet its loading requirements in an area where existing applications are pending on a wait list, the FCC may cancel the license, in whole or in part, or deny a request to renew or expand the license. Other than loading requirements, private systems are subject to similar restrictions. For example, licenses for private systems are also issued for five-year terms, may be renewed upon showing compliance with FCC rules, and may be revoked for cause. In 1999, the FCC ruled to relax the build-out requirements, which was a contributing factor in some frequency holding customers delaying their SMR system purchases.

    E.F. Johnson also offers products in bands below 800 MHz where multiple users in the same geographic area share channels. In this "shared" or conventional spectrum, there is no requirement for loading the channel to any particular level in order to retain use of the frequencies. These channels are generally used by entities satisfying traditional dispatch requirements in, among others, the transportation and services industries. In addition, some customers are applying trunking capabilities to their channels in the UHF (primarily 450-470 MHz) frequency band.

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

    The FCC, through the Public Safety Wireless Advisory Committee, is considering regulatory measures to facilitate a transition by public safety agencies to a more competitive, innovative environment so that the agencies may gain access to higher-quality transmission, emerging technologies, and broader services, including interoperability. In August 1998, the FCC adopted rules for licensing the largest block of spectrum ever allocated at one time for public safety. The FCC established rules for licensing 24 megahertz in the 700 MHz band and established a band plan for use of this spectrum. In accordance with this rule, in January 1999 the FCC established a Public Safety National Coordination Committee (NCC) to advise it on issues relating to the use of the 700 MHz public safety spectrum. The Committee would be responsible for formulating a national interoperability plan, recommending technical standards to achieve interoperability spectrum, and providing policy recommendations on an advisory basis to the regional planning committees in order to facilitate the development of coordinated plans. The NCC has recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. The Committee's recommendations could affect products manufactured by the Company. Management cannot predict the outcome of the FCC review or any specific changes in the spectrum of FCC policies, or any potential effect on the Company's sales.

INFORMATION SECURITY

    The Company's information security products have been subject to export restrictions administered by the Department of State and the Department of Commerce, which permit the export of encryption products only with the required level of export license. U.S. export laws also prohibit the export of encryption products to a number of specified hostile countries. Recent changes in export policy will allow export of any encryption products to non-governmental entities, while foreign government entities will still be subject to license restrictions. Although to date the Company has been able to secure most required U.S. export licenses, including for export to approximately 120 countries since 1978, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future or at all. Based on prior experience in securing export approvals, the Company believes that it maintains good relations with federal government agencies with jurisdiction over its products. Additionally, in certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported.

    Management cannot predict whether any new legislation regarding export controls will be enacted, what form it will take or how the Executive Order or any such legislation will impact international sales of the Company's products.

COMPETITION

WIRELESS COMMUNICATIONS

    In North America, Motorola, Kenwood and Com-Net Ericsson are the leading providers of LMR equipment. The remainder of the LMR market is divided among a large number of suppliers who focus on particular segments of the market. The Company believes it is the third largest provider of public safety radio systems in North America. However, the Company's share of this market is relatively small in comparison to sales by Motorola and Com-Net Ericsson.

    The Company competes in the wireless communications market on the basis of price, technology and the flexibility, support and responsiveness provided by the Company and its dealers. The Company is also experiencing reduced demand for and downward pricing pressure on its wireless communication analog products sold to commercial users. Management believes that this is due to several factors. These include the fact that (1) no new 800 MHz SMR frequencies are being made available and existing channels are filling up; (2) SMR operator's with licenses for 900 MHz channels have been slow to develop their build outs; (3) there has been consolidation in both of these SMR marketplaces; and (4) a large number of SMR systems have been converting from analog to digital which has resulted in the increasing availability of used analog radios and repeaters in the marketplace. Most of the Company's competitors in wireless communications have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company.

    In addition, many of the Company's competitors also possess entrenched market positions, other intellectual property rights and substantial technological capabilities. In the North American SMR market, the Company's competitors include Motorola, Com-Net Ericsson, Uniden America Corporation ("Uniden"), Kenwood U.S.A. Corp., ICOM America, Inc., Relm Corporation and Midland International Corp. The Company believes that cellular telephones and personal communication services devices provide, to some extent, the same functionality as SMRs and other LMRs and, as such, may compete with its products. The Company believes that the international wireless communications market is fragmented, with Motorola, Kenwood, Nokia, and Ericsson the dominant suppliers. The Company also competes with Uniden, Hitachi Denshi, Ltd. and Tait in Asia.

    As of March 12, 2000, the Company, Motorola, Relm Communications, King Radio, and Racal Communications are believed to be the current suppliers of Project 25 LMR products. Companies which have announced or are anticipated to announce the availability of Project 25 compliant products or digital LMRs include ADI and Daniels Communications.

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

INFORMATION SECURITY

    The markets for information security products are highly competitive. Significant competitive factors in these markets include product quality and performance, including (1) the effectiveness of security features, (2) the quality of the resulting voice or data signal, (3) the development of new products and features, (4) price, (5) name recognition and (6) the quality and experience of sales, marketing and service personnel. A number of companies currently offer add-on scramblers for LMRs that compete with the Company's add-on information security products, including Selectone Corp., Midian Electronics Inc., and MX-COM Inc. Also, Motorola and Com-net Ericsson offer high-end, proprietary digital encryption for their LMR products. Cycomm International Inc./Privaphone and Motorola offer add-on security products for cellular telephones. Competitors to the Company's secure landline telephone products include AT&T Corporation/Datatek, Motorola, Cycomm International Inc., Cylink Corporation and TCC (Technical Communications Corporation).

BACKLOG

    The Company presently ships a small amount of information security products against backlog, due to the typically short manufacturing cycle of these products. Because of generally longer manufacturing cycle times required for the production of complete wireless communication products, the Company's backlog for wireless communication products has been larger than for its security products. At December 31, 1999, E.F. Johnson had a total backlog of approximately $13.0 million. However, the Company does not believe that its backlog figures are indicative of actual sales of products in future periods.

EMPLOYEES

    At December 31, 1999, the Company had 330 full-time equivalent employees, including 65 at its Lincoln, Nebraska facility, 241 at its Waseca, Minnesota facility, and 24 field sales people, sales managers or staff located in the sales territories in which they serve. The Company also uses temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of the Company's employees are covered by a collective bargaining agreement.

SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF
OPERATIONS AND/OR STOCK PRICE

    Certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and 21E of the Exchange Act. These forward-looking statements relate to, among other things, the outcome of pending class action litigation involving the Company, the outcome of the pending investigation by the SEC, the effects of the Company's restatement of its financial statements on the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, and the effects of a failure to resolve such issues and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. The following is a summary of some of the important factors that could affect the Company's future results of operations and its stock price, and should be considered carefully.

SECURITIES CLASS ACTION CLAIMS

    The Company has been named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska, and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints, as amended, also name one or more current employees and former officers of the Company and PriceWaterhouseCoopers, LLP as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

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

    In July 1999, the Company announced that a memorandum of understanding had been signed with plaintiff's counsel to settle the pending federal consolidated class action lawsuits and its state class action lawsuit. The parties subsequently memorialized the terms of the memorandum of understanding in a stipulation of settlement. The stipulation of settlement creates a settlement fund for distribution to class members and class counsel consisting of
(a) 4,460,000 shares of Transcrypt common stock and (b) at least $3,850,000 and up to $8,850,000 to be paid by Transcrypt's insurance carriers (depending on the outcome of an arbitration between plaintiffs and one of the insurance carriers). Transcrypt would also pay $2,000,000 to the class if there is a purchase of a majority of Transcrypt by acquisition or merger that occurs before January 1, 2001.

    In January 2000, Honorable Warren K. Urbom of the United States District Court for the District of Nebraska preliminarily approved a settlement of the pending stockholder class action suits. The settlement, if finally approved, will also result in the dismissal of the stockholder class action suit pending in the District Court for Scotts Bluff County, Nebraska. The court has scheduled a hearing for final approval of the settlement for March 27, 2000.

    The Company has reserved for the issuance of the number of shares of Common Stock to be distributed if the Court finally approves the settlement. However, no assurance can be given that the Court will finally approve the settlement, and if the settlement is not finally approved, that the outcome of the litigation will not have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. For further information regarding legal proceedings, see "ITEM 3. LEGAL PROCEEDINGS."

SEC INVESTIGATION

    In April 1998, the Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. As part of this investigation, the SEC is also examining the conduct of certain former officers of the Company. The Company has an obligation to defend and/or indemnify certain former employees. The Company has discussed possible settlement of the investigation or any pending enforcement action against the Company or its affiliated parties relating to these events. At this time, it is unknown whether the Company will settle the SEC formal order of investigation. In addition, it is unknown what actions will be taken against former officers and, therefore, the Company cannot determine the exposure of any future obligations to defend and/or indemnify these former officers. The SEC has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties, imposition of a cease and desist order and issuance of removal and prohibition orders against Company-affiliated persons, among other things.

EFFECTS OF RESTATEMENT, CLASS ACTION LAWSUITS AND SEC INVESTIGATION ON THE
  COMPANY'S BUSINESS

    The restatement of the Company's financial statements, class action lawsuits and the SEC investigation have had an adverse impact on the Company's business, financial condition, results of operations, liquidity and cash flows. Subsequent to March 31, 1998, the Company experienced declining revenues, substantial operating losses, and substantially reduced liquidity. However, the Company experienced an increase in revenues on a quarter to quarter basis after the first quarter of 1999. Despite this improvement, there can be no assurance that this trend will continue in the future.

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

COMPETITION

    The information security and wireless communications equipment industries, and the LMR market segment in particular, are highly competitive. Competition in the sale of stand-alone and digital products is more intense than for add-on and analog products. In addition, other wireless communication technologies, including cellular telephone, paging, SMR, satellite communications and PCS (personal communication services) currently compete and are expected to compete in the future with certain of the Company's stand-alone products. Furthermore, other manufacturers have announced or are anticipated to announce the availability of APCO Project 25 compliant products or digital land mobile radios.

    In addition, the competition in the domestic commercial market has been increasing because of reduced demand for radios due to the absence of new 800 MHz SMR frequencies being made available, the slow build out of 900 MHz channels and the consolidation in both 800 MHz and 900 MHz SMR marketplaces reducing the number of potential buyers. There are also a large number of SMR systems converting from analog to digital, which has resulted in the increasing availability of used analog radios and repeaters in the marketplace.

    Some of the Company's competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than the Company. Accordingly, the Company cannot assure that (1) it will be able to continue to compete effectively in its markets, (2) competition will not intensify, or (3) future competition will not have a material adverse effect on the Company. In addition, the Company cannot assure that new competitors will not arise and begin to compete in the markets for the Company's products.

    Motorola, Nokia, Kenwood, and Com-Net Ericsson hold a dominant position in the market for wireless communication products, especially in the LMR and cellular telephone market segments. In North America, Motorola, Kenwood and Com-Net Ericsson are the leading providers of LMR equipment. While the Company believes that it is the third-largest supplier in the North American specialized LMR equipment market, the Company's share of this market is relatively small in comparison to Motorola and Com-Net Ericsson. In addition, Motorola, Kenwood, and Com-Net Ericsson have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company, and have entrenched market positions in certain segments of the North American LMR market. Finally, certain of the Company's competitors, including Motorola and Com-Net Ericsson, have established trade names, trademarks, patents and other intellectual property rights and substantial technological capabilities.

    The Company believes that the wireless communications equipment industry is undergoing a period of consolidation which (1) may involve the acquisition or merger of some of the significant manufacturers of these types of products and
(2) a concentration of market share in a relatively few companies. The Company cannot assure that consolidations in the industry would not result in the strengthening of its existing competitors or the creation of new competitors, some of which may have significantly greater financial, managerial, technical and marketing resources than the Company. See "--Competition."

RELIANCE ON MOTOROLA

    The Company is dependent on continuing access to certain Motorola products, electrical components and proprietary intellectual property. Although the Company believes that its relationship with Motorola is good, the Company cannot assure that Motorola will continue to supply products, electrical components and proprietary intellectual property to the Company on the scale or at the price that it now does. In addition, Motorola may increasingly perceive the Company as a competitor. This perception could impact Motorola's willingness to do business with the Company. Although the Company has certain contractual relationships with Motorola as a customer, most of these agreements are subject to termination in certain circumstances and expire by their terms within one to ten years. Any reduction of the Company's contractual relations with Motorola or a decision by Motorola to reduce or eliminate the provision of products, components and technology to the Company could have a material adverse effect on the Company. See "--Motorola Relationship."

TRANSITION FROM ANALOG TO DIGITAL PRODUCTS

    The LMR and cellular telephone markets are migrating from analog to digital equipment. This migration is primarily due to bandwidth capacity constraints, availability of additional features, and the perception that digital transmissions are more secure than analog transmissions. As a result, the Company is seeking to upgrade many of E.F. Johnson's LMR products to be compatible with digital LMR communications standards, including APCO Project 25. However, the Company cannot assure that it will be able to effect this transition on a timely basis or that digital products will compete successfully in the LMR marketplace. The failure of products to compete successfully in the marketplace would have a material adverse effect on the Company. In addition, there has been delay in the LMR marketplace acceptance of digital communications standards. This delay may continue to adversely affect sales of the Company's APCO Project 25 products. Furthermore, the transition from analog to digital communications is resulting in, and in the future is likely to continue to result in, a decrease in demand for the Company's add-on security modules, as customers may perceive digital communications to be more secure than communications using analog devices.

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

    The development of new technologies by existing or future competitors may place the Company at a competitive disadvantage by rendering some or all of its existing or new products obsolete. The Company has invested heavily in the introduction of LMR radios that comply with the APCO Project 25 standard. Some manufacturers have adopted and actively support other digital LMR transmission standards for the public safety marketplace. The widespread acceptance of one or more other standards in the public safety market would have a material adverse effect on the Company. See "--Competition."

    Technological developments in the digital LMR industry include the use of digital trunking, digital simulcast and digital voting technologies. These technologies have led a number of manufacturers to change the architectures and methodologies used in designing, developing, and implementing large LMR systems. In order for the Company to develop and integrate these new technologies into its products, the Company has made a substantial investment in capital and human resources. However, there can be no assurance that such resources will be readily available to the Company in the future.

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

RISKS ASSOCIATED WITH INTERNATIONAL SALES

    In 1999 and 1998, international sales constituted approximately 22.6% and 36.6% of revenues, respectively. International sales are subject to a number of risks not found in domestic sales. These risks include (1) unexpected changes in regulatory requirements, (2) tariffs and other trade barriers, (3) political and economic instability in foreign markets, (4) difficulties in establishing foreign distribution channels, (5) longer payment cycles, (6) uncertainty in the collection of accounts receivable, (7) increased costs associated with maintaining international marketing efforts and (8) difficulties in protecting intellectual property. In particular, the purchase of Company products by international customers presents increased risks of, among other things, delayed or reduced collection of revenues. Because most of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may also affect the price, competitiveness and profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for the Company.

    Some of the Company's information security products are subject to export controls under U.S. law, which in most cases requires the approval of the Department of Commerce in order to ship internationally. The Company cannot assure that such approvals will be available to it or its products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. The Company's inability to obtain required export approvals would adversely affect the Company's international sales, which would have a material adverse effect on the Company. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international information security market. The Company cannot predict the impact of these factors on the international market for its products. See "--Government Regulation and Export Controls."

RELIANCE ON PUBLIC SECTOR MARKETS

    Public safety agencies and other governmental entities comprise a significant portion of the Company's current and anticipated customer base. Because there is an unknown amount of governmental customers that purchase through dealers for the Company's Information Security segment, the Company cannot determine the percentage of its products that are ultimately sold to governmental agencies. However, the Company believes that domestic and international governments are the end-users of most of its products. As the transition in the Company's Information Security product line from add-on to stand-alone products progresses and as competition for such sales intensifies, the Company expects that it will increasingly be subject to competitive bidding requirements for sales to governmental customers, which can be expected to result in lower prices and longer sales cycles with resulting lower margins.

    The Company's wireless communication segment public safety sales accounted for approximately 44% of total sales for the Company in 1999. The Company entered into three major new domestic systems contracts during 1999, and sold a number of Y2K related system upgrades. The RFP bidding cycle and contract award stage can take six months to two years before a contract is awarded and the governmental customers funding process for these systems can delay the bidding cycle as well.

DEPENDENCE ON KEY PERSONNEL

    The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly skilled engineering, technical, managerial and marketing personnel. Competition for such personnel is intense and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. The Company currently has openings for engineers and other personnel, and it cannot assure that it will be successful in attracting, motivating or retaining such personnel.

DEPENDENCE ON SUPPLIERS

    Most of the Company's current and proposed products require essential electronic components supplied by outside vendors. Certain components may be available from only one supplier and may occasionally be in short supply. For example, in late 1993 and early 1994, there was a shortage of certain Motorola surface-mount microprocessors, which resulted in a substantial increase in the cost of these components. In 1998 and 1999, certain RF semiconductors and RF power modules were discontinued by Motorola and other manufacturers. The Company's inability to obtain these and other key components could result in lost sales, the need to maintain excessive inventory levels, higher component costs, or the need to redesign certain affected electronic sub-assemblies, which could increase the cost of producing the Company's products and have a material adverse effect on the Company.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    The Company has experienced, and expects to continue to experience, quarterly variations in its results of operations as a result of many factors. These factors include the timing of customer orders, the timing of the receipt of cash payment on sales which are recorded on a cash basis, the timing of the introduction of new products, the timing and mix of product sales, general economic conditions and specific economic conditions in the information security and wireless communications industry. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Quarterly Results of Operations."

REGULATORY ENVIRONMENT

    Wireless communications and encryption products are subject to regulation by United States and foreign laws and international treaties. The regulatory environment is uncertain and changes in the regulatory structure and laws and regulations can adversely affect the Company and its customers. Such changes could make the Company's existing or planned products obsolete or unsaleable in one or more markets, which could have a material adverse effect on the Company. See "--Risks Associated with International Sales" and "--Government Regulation and Export Controls."

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

    During 1999, the Company completed the sale of its facility in Waseca, Minnesota (see Item 2. Properties). As a part of that sale, the Company agreed to pay for the cost of the initial testing for potential contaminants, as well as for subsequent monitoring of the site, if warranted. The Company has set up a reserve of $80,000 to cover the cost of the testing and monitoring. While the Company feels that this amount is adequate to cover any potential liability associated with this issue, there is no guarantee that it will fully cover all costs and liabilities that may arise in the future.

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

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS; RISK OF THIRD-PARTY CLAIMS
  OF INFRINGEMENT

    The Company currently holds a number of domestic and international patents and has on file applications for additional patents. Although the Company assesses the advisability of patenting any technological development, the Company has historically relied, in the information security area, primarily on
(1) copyright and trade secret law and (2) employee and third-party non-disclosure agreements to protect its proprietary intellectual property and rights. The protection afforded by such means may not be as complete as patent protection. In addition, the laws of some countries do not protect trade secrets. There are limitations on the availability of patent protection as a means to protect the Company's products. Even when patent protection can be obtained, there are often limitations on the enforceability of such patent rights. The Company's inability to preserve all of its proprietary intellectual property and rights could have a material adverse effect on the Company. See "--Intellectual Property."

RISKS PRESENTED BY THE YEAR 2000 ISSUE

    The Company was able to assess its systems and products, and took the necessary steps to ensure that no significant impact would result from the year 2000 date change. As a result, the Company has not, to date, experienced any material impact due to the Y2K date change. While it does not expect to experience any latent effects, it cannot ensure that its systems or those of third parties with which it interacts will be entirely free of any such occurrences.

    The Company did not experience any material Year 2000 system failure or miscalculations causing disruptions of operations. In addition, we have not received a significant amount of customer notification regarding experiencing erroneous dates on usage reports or Year 2000 operational issues. It is still possible for customers to have issues with previously shipped products. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of the Year 2000 Issue."

ITEM 2. PROPERTIES

    The Company occupies a portion of a 76,500 square foot multi-story administrative and manufacturing facility located at 4800 NW 1st Street, Lincoln, Nebraska, 68521, which is located in the University of Nebraska Technology Park. The Company sold this facility and approximately 10 acres of surrounding land during August 1999 for approximately $5.2 million. In conjunction with the sale, the Company leased approximately 23,000 square feet of the facility for five years, and for which the company will pay approximately $231,000 during 2000. On January 28, 1998, the Company purchased the 250,000 square-foot manufacturing facility located on a 20-acre site in Waseca, Minnesota. During December 1999, the Company sold the Waseca facility for approximately $2.7 million. In conjunction with the sale, the Company leased 136,000 square feet of the facility for five years, and for which the company will pay approximately $962,000 during 2000. In addition, the Company owns a facility in Garner, Iowa, which it leases to a third party. The Company also leases additional sales and service facilities in Burnsville, Minnesota, and Miami, Florida. During 2000, the Company plans to lease office space for executive, administrative, and sales personnel in Washington, D.C.

ITEM 3. LEGAL PROCEEDINGS

    The Company has been named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska, and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints, as amended, also name one or more current employees and former officers of the Company and PriceWaterhouseCoopers, LLP as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

    The federal class actions generally allege claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The class action complaints seek unspecified compensatory damages, attorneys' fees and costs. The federal class actions have been consolidated.

    In July 1999, the Company announced that a memorandum of understanding had been signed with plaintiff's counsel to settle the pending federal consolidated class action lawsuits and its state class action lawsuit. The parties subsequently memorialized the terms of the memorandum of understanding in a stipulation of settlement. The stipulation of settlement agreement creates a settlement fund for distribution to class members and class counsel consisting of (a) 4,460,000 shares of Transcrypt common stock and (b) at least $3,850,000 and up to $8,850,000 to be paid by Transcrypt's insurance carriers (depending on the outcome of an arbitration between plaintiffs and one of the insurance carriers). Transcrypt would also pay $2,000,000 to the class if there is a purchase of a majority of Transcrypt by acquisition or merger that occurs before January 1, 2001.

    In January 2000, Honorable Warren K. Urbom of the United States District Court for the District of Nebraska preliminarily approved a settlement of the pending stockholder class action suits. The settlement class period is defined as persons that purchased stock during the period from January 22, 1997 through April 24, 1998. The settlement, if finally approved, will also result in the dismissal of the stockholder class action suit pending in the District Court for Scotts Bluff County, Nebraska. The preliminary approval precludes any persons from asserting any claims of indemnity or contribution against Transcrypt or any of its current or former officers, directors, or employees. The Court has scheduled a hearing for final approval of the settlement for March 27, 2000. In addition, the Honorable Randall L Lippstreau of the District Court for Scotts Bluff County, Nebraska, has entered an order that is effective on the final approval of the settlement by Judge Urbom, which dismisses the action against the Company and certain former employees is the class action pending in District Court for Scotts Bluff County, Nebraska.

    The Company has reserved for the issuance of the number of shares of Common Stock to be distributed if the court finally approves the settlement. However, no assurance can be given that the Court will finally approve the settlement, and that if the settlement is not finally approved, that the outcome of the litigation will not have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

    In April 1998, the Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. As part of this investigation, the SEC is also examining the conduct of certain former officers of the Company. The Company has an obligation to defend and/or indemnify certain former employees. The Company has discussed possible settlement of the investigation or any pending enforcement action against the Company or its affiliated parties relating to these events. At this time, it is unknown whether the Company will settle the SEC formal order of investigation. In addition, it is unknown what actions will be taken against former officers and, therefore, the Company cannot determine the exposure of any future obligations to defend and/or indemnify these former officers. The SEC has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties, imposition of a cease and desist order and issuance of removal and prohibition orders against Company-affiliated persons, among other things.

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

    No matters were submitted to the stockholders during the fourth quarter of 1999.

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

    The following table sets forth, in the periods indicated, the high and low sales prices per share of the Common Stock, as reported by all markets for the periods presented. As of December 31, 1999, the Company had 213 stockholders of record.

                                                              HIGH           LOW
                                                            --------       --------
1998
First Quarter.............................................   $27.25         $8.87
Second Quarter............................................   $11.06         $3.00
Third Quarter.............................................   $ 7.00         $1.50
Fourth Quarter............................................   $ 3.69         $1.88

1999
First Quarter.............................................   $ 5.00         $2.50
Second Quarter............................................   $ 3.25         $1.38
Third Quarter.............................................   $ 3.31         $1.34
Fourth Quarter............................................   $ 3.75         $2.00

    The last sale price of the Common Stock on December 31, 1999, as reported in the OTC Bulletin Board, was $3.00.

DIVIDENDS

    The Company has never paid and has no present intention of paying cash dividends on its Common Stock. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data of the Company is qualified by reference to, and should be read together with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 1999, 1998 and 1997 and the Consolidated Balance Sheet data as of December 31, 1999 and 1998 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended

December 31, 1996 and 1995 and the Consolidated Balance Sheet data as of December 31, 1997, 1996, and 1995 are derived from financial statements not included herein.

                                                         YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                         1995        1996       1997(8)        1998         1999
                                       ---------   ---------   ----------   ----------   ----------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Consolidated Statement of Operations
  Data:
Revenues.............................  $   8,128   $  10,619   $   40,423   $   62,041   $   53,520
Cost of sales........................      2,983       4,274       26,106       44,905       36,059
                                       ---------   ---------   ----------   ----------   ----------
Gross profit.........................      5,145       6,345       14,317       17,136       17,461
                                       ---------   ---------   ----------   ----------   ----------
Operating costs and expenses:
  Research and development...........      1,953       2,234        4,469        8,812        5,724
  Sales and marketing................      2,109       2,187        7,031       11,476        8,282
  General and administrative(1)......      2,284       2,529        4,711       12,529        9,601
  Special compensation expense(2)....         --       5,568           --           --           --
  In-process research and development
    costs(3).........................         --          --        9,828           --           --
  Restructuring charge (4)...........         --          --           --        1,230          523
  Provision for litigation settlement
    (5)..............................         --          --           --       10,000       (2,221)
                                       ---------   ---------   ----------   ----------   ----------
      Total operating costs and
        expenses.....................      6,346      12,518       26,039       44,047       21,909
                                       ---------   ---------   ----------   ----------   ----------
Loss from operations.................     (1,201)     (6,173)     (11,722)     (26,911)      (4,448)
Interest income (expense), net.......       (137)       (131)         231          655          386
Other income.........................         --          --           18           46          235
Benefit for income taxes.............         --      (2,186)        (524)      (3,916)          --
                                       ---------   ---------   ----------   ----------   ----------
Net Loss.............................  $  (1,338)  $  (4,118)  $  (10,949)  $  (22,294)  $   (3,827)
                                       =========   =========   ==========   ==========   ==========
Loss before pro forma taxes..........  $  (1,338)  $  (6,304)  $  (11,473)  $  (26,210)  $   (3,827)
Pro forma benefit from taxes (6).....       (496)     (2,190)        (524)      (3,916)          --
                                       ---------   ---------   ----------   ----------   ----------
Pro forma net loss...................  $    (842)  $  (4,114)  $  (10,949)  $  (22,294)  $   (3,827)
                                       =========   =========   ==========   ==========   ==========
Pro forma net loss per share
  (7)--Basic and Diluted.............  $   (0.12)  $   (0.61)  $    (1.09)  $    (1.72)  $    (0.30)
                                       =========   =========   ==========   ==========   ==========
Weighted average common shares--Basic
  and Diluted (7)....................  6,783,078   6,783,078   10,056,690   12,946,624   12,947,795
                                       =========   =========   ==========   ==========   ==========
Consolidated Balance Sheet Data:
Working capital......................  $   1,684   $   1,844   $   44,836   $   17,426   $   26,793
Total assets.........................  $   7,523   $  11,938   $  106,694   $   87,212   $   85,521
Long-term debt and capitalized lease
  obligations, net of current
  portion............................  $   1,847   $   2,632   $    2,758   $        6   $      197
Stockholders' equity.................  $   3,907   $   4,966   $   75,390   $   53,096   $   49,286

------------------------

(1) Includes amortization of intangible assets. For years prior to 1997, includes the amortization of intangible assets related to the acquisition of the Company's business in December 1991. Commencing in August 1997, amortization of intangible assets related to the acquisition of E.F. Johnson began. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--General and Administrative."

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

(4) Represents a charge for a 25% reduction in workforce taken in the third quarter of 1998, and a charge for the closing of E.F. Johnson's Hong Kong office taken in the second quarter of 1999.

(5) Represents a special provision taken in the fourth quarter of 1998 for potential class action litigation settlement, and the reversal of a portion of that reserve in the second quarter of 1999.

(6) Prior to June 30, 1996, the Company operated as a partnership. The Pro Forma provision for income taxes reflects the provision for income taxes as if the Company had been taxed as a Subchapter "C" corporation under the Internal Revenue Code.

(7) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute pro forma and net loss per share.

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

OVERVIEW

    The Company is a manufacturer of wireless communications products and systems and information security products. Through the E.F. Johnson subsidiary, the Company designs, develops, manufactures and markets (1) stationary LMR transmitters/receivers (base stations or repeaters), (2) mobile and portable radios, and (3) communications systems comprising products from (1) and
(2) along with other system elements to provide turnkey communication system solutions. The Company sells its LMR products and systems mainly to two broad markets: (1) commercial users and (2) public safety and other governmental users. Through it's Secure Technologies division, the Company designs and manufactures information security products that prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR and telephony security markets.

    On July 31, 1997, the Company acquired the outstanding shares of capital stock and assumed certain indebtedness of E.F. Johnson. In exchange, the Company paid cash consideration of $436,000 and issued 832,465 shares of Common Stock. The acquisition was accounted for under the purchase method of accounting.

    In 1998, the Company restated its previously released results for the year ended December 31, 1997, the Company's financial statements for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December 31 during 1997 and 1996. The restatement of the Company's financial statements and other events relating to the restatement, including the class action lawsuits and the SEC investigation which occurred subsequent to March 31, 1998, have had an adverse impact on the Company's business, financial condition, results of operations, liquidity and cash flows. These events have had, to varying degrees, an adverse impact on the Company's relationships with its customers and vendors. The Company continues to evaluate its product lines, and has implemented and is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues. During the third quarter of 1998, the Company implemented a reduction in workforce. In addition, during the second quarter of 1999, the Company closed its Hong Kong office. Implementation of any other plan resulting from these initiatives in the future may result in substantial up front costs and cash expenditures. The Company can provide no assurance that the ongoing class action and securities lawsuits and SEC investigation, regardless of their outcomes, will not continue to have a material adverse effect on the Company's business, financial condition, results of operations, liquidity and cash flows.

    During 1999, the Company replaced a significant portion of its senior management, including its Chairman and Chief Executive Officer, the Chief Financial Officer, and several positions at the Vice President level. The new management has continued the process begun in 1998 of evaluating product lines and implementing initiatives to reduce operating expenses, reemphasize processes and procedures, and refocus the organization on its core competencies. While the Company has shown considerable improvement in areas such as cost control (as evidenced by improved gross margin and lower indirect expenses) and customer relationships (as evidenced by the three new major systems contracts awarded during 1999), there can be no assurances that these efforts will result in a significant improvement in the Company's business, financial condition, results of operations, liquidity and cash flows.

RESULTS OF OPERATIONS

    The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated. These results include the results of E.F. Johnson only since July 31, 1997, the date it was acquired.

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1997           1998           1999
                                                              --------       --------       --------
Revenues....................................................   100.0%         100.0%         100.0%
Cost of sales...............................................    64.6%          72.4%          67.4%
                                                               -----          -----          -----
Gross profit................................................    35.4%          27.6%          32.6%
                                                               -----          -----          -----
Operating costs and expenses:
Research and development....................................    11.1%          14.2%          10.7%
Sales and marketing.........................................    17.4%          18.5%          15.5%
General and administrative..................................    11.7%          20.2%          17.9%
In-process research and development costs...................    24.3%            --             --
Restructuring charge........................................      --            2.0%           1.0%
Provision for litigation settlement.........................      --           16.1%          (4.2%)
                                                               -----          -----          -----
Total operating costs and expenses..........................    64.4%          71.0%          40.9%
                                                               -----          -----          -----
Loss from operations........................................   (29.0)%        (43.4)%         (8.3)%
Interest income (expense), net..............................     0.6%           1.1%           0.7%
Other income................................................      --             .1%           0.4%
Benefit for income taxes....................................    (1.3)%         (6.3)%          0.0%
                                                               -----          -----          -----
Net loss....................................................   (27.1)%        (35.9)%         (7.2)%
                                                               =====          =====          =====
Pro forma net loss..........................................   (27.1)%        (35.9)%         (7.2)%
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

    Deferred revenue includes unearned warranty fees on extended product warranty contracts sold to customers. The Company recognizes the fees based on the expected warranty repairs to be incurred over the life of the contract. Deferred revenue also includes an advance payment received for products to be sold to Motorola. The advance payment was negotiated as part of an agreement to produce certain products during 2000, and is recognized as revenue is earned.

    Revenues declined by 14% to $53.5 million in 1999 from $62.0 million in 1998. Of total revenues for 1999, the wireless communication segment comprised 85.8%, and the information security segment comprised 14.2%. This decline in revenues is primarily the result of factors associated with the restatement in 1998 of the Company's financial statements for 1997 and 1996. The general disruption of the Company's business caused by the restatements resulted in a decline in revenues on a quarter to quarter basis throughout 1998 and into the first quarter of 1999. Revenues declined from $22.0 million in the first quarter of 1998, which was prior to the restatement, to $9.7 million in the first quarter of 1999. However, the Company experienced an increase in revenues on a quarter to quarter basis after the first quarter of 1999, ending with $15.8 million in revenues during the fourth quarter of 1999.

    Approximately $1.8 million of 1999 revenues were derived from systems contracts and other sales that were primarily related to repairs, replacements, and solutions for potential Y2K related issues. Revenues from this source cannot be expected to continue in the future. In addition, the Company has made a decision to eliminate its physical presence in the Asian market, and focus its marketing and sales efforts primarily on the North, Central, and South American markets (the "Americas"). This decision could result in lower revenues in both the near term and long term. The Company generated $2.7 million in revenues from the Asian and Middle East market during 1999.

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

    The Company is also experiencing reduced demand for and downward pricing pressure on its wireless communication analog products sold to commercial users. Management believes that this is due to several factors. These include the fact that (1) no new 800 MHz SMR frequencies are being made available and existing channels are filling up; (2) SMR operator's with licenses for 900 MHz channels have been slow to develop their build outs; (3) there has been consolidation in both of these SMR marketplaces; and (4) a large number of SMR systems have been converting from analog to digital which has resulted in the increasing availability of used analog radios and repeaters in the marketplace. As a result of these issues, domestic commercial sales declined by approximately 40% between 1998 and 1999. The Company anticipates that revenues will stabilize at 1999 levels in the near term, and return to a growth trend in the future.

    International sales as a percentage of revenues in 1999 were 22.6%, compared to 36.6% in 1998 and 38.1% in 1997. The Company experienced a 32.1% decline in revenues from the Middle East and Asian regions during 1999 as compared to 1998 primarily from its wireless communications segment and as a result of the effect of the decision to exit the Asian market. The Company expects this trend to continue as it refocuses its efforts on the Americas. The Company also experienced a 55% decline in revenues from the Central and Latin American region during 1999 as compared to 1998. This decline was primarily due to the termination of a relationship with a distributor focused on the region that exited the LMR market, as well as the completion of a significant system implementation contract in Brazil. The Company anticipates that revenues derived from the Latin American region will increase as it focuses its sales and marketing efforts on the Americas.

GROSS PROFIT

    Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Gross profit was $17.5 million (32.6% gross margin) in 1999, compared to $17.1 million (27.6% gross margin) in 1998 and $14.3 million (35.4% gross margin) in 1997. Gross margins for the wireless communications segment were 27.4% in 1999, 22.1% in 1998 and 32.3% in 1997. Gross margins for the information security segment were 64.4% in 1999, 53.3% in 1998 and 44.1% in 1997.

    The increase in overall gross margins from 1998 to 1999 is primarily the result of the realignment of the Company's infrastructure and general cost cutting that occurred as part of the restructuring instituted during 1998. The Company benefited from revenues associated with systems contracts at its E.F. Johnson subsidiary, which tend to have higher margins. In addition, there were several contracts associated with Y2K at E.F. Johnson, which also tend to have higher margins. Also, the Company incurred approximately $1.0 million in costs during 1998 that was associated with correcting systems contract problems for certain E.F. Johnson projects that were begun prior to Transcrypt's acquisition of E.F. Johnson. While costs associated with this issue were not significant during 1999, the Company expects cash outlays during 2000 and beyond in order to finalize solutions to these problems, for which adequate reserves have been provided. However, the Company set aside approximately $3.7 million in a reserve to cover those expenses. Finally, the Company benefited from the sale at a reduced value of surplus inventory at its Secure Technologies division that had previously been written down. As a result of these surplus inventory sales, gross margin as a percent of revenue was unusually high, and should not be expected to continue.

    The overall decline in gross margin percentage from 1998 to 1997 was due to a number of factors. These include (1) the inclusion of E.F. Johnson's revenues, which has historically had lower gross margins than Transcrypt's business, for a full year in 1998 compared to five months in 1997; (2) the decline in sales of domestic system contracts to the public safety market, which provides a higher margin than the commercial portion of E.F. Johnson's wireless segment;
(3) product mix and the level of sales not being sufficient to fully absorb the Company's manufacturing overhead; (4) a shift in the Company's information security product segment from primarily add-on products to more radios and cellular phones incorporating the Company's encryption products, which tend to have a lower gross margin; and (5) the approximately $1.0 million in costs to correct systems contract problems in 1998 for certain E.F. Johnson projects begun prior to the Company's acquisition of E.F. Johnson.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. The Company expenses all research and development costs as they are incurred. Research and development expenses decreased 35.1% in 1999 to $5.7 million from $8.8 million in 1998, which equates to 10.7% of sales in 1999 compared to 14.2% in 1998.

    During 1999, the Company separated the research and development efforts of the E.F. Johnson subsidiary and the Secure Technologies division. These efforts are now in line with the market segments that they serve. Previously, one group of engineers served the needs of both entities.

    Research and development expenses declined during 1999 due to reductions in the overall number of engineers at both the E.F. Johnson subsidiary and the Secure Technologies division. The Company also implemented a new product development process in 1998 that requires a reduced amount of resources and is intended to speed up the Company's ability to deliver products to market, which also aided in reducing expenses. That implementation continued into 1999. As of December 31, 1999, the Company had numerous openings for engineers in its Research and Development departments. While expenses in this area are expected to increase as a result of higher staffing levels and increased focus on new product development, the Company expects these costs to remain at a ratio of expenses to revenues as was experienced during 1999.

    Research and development expenses increased 97.2% in 1998 to $8.8 million from $4.5 million in 1997. The increase is attributable to the inclusion of E.F. Johnson for a full year in 1998, as compared to only five months in 1997. Research and development expenses were 14.2% of sales in 1998 compared to 11.1% in 1997.

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

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation. Sales and marketing expenses decreased 27.8% to $8.3 million in 1999, compared to $11.5 million in 1998. These amounts represent 15.5% of sales in 1999, and 18.5% of sales in 1998. The decrease in 1999 was due primarily to the restructuring instituted during 1998, which began the process of bringing the Company's sales and marketing efforts more in line with the needs of the market. The Company anticipates expenses in the sales and marketing area to continue to decline as a percentage of revenue going forward as the Company continues to bring its operating expenses in line with future revenue expectations.

    Sales and marketing expenses increased 63.2% to $11.5 million in 1998, compared to $7.0 million in 1997. These amounts represent 18.5% of sales in 1998 and 17.4% of sales in 1997. The increase in 1998 was due primarily to a full year of E.F. Johnson sales and marketing expenses compared to only five months of E.F. Johnson sales and marketing expenses in 1997.

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

    General and Administrative expenses declined by 23.4% to $9.6 million in 1999 from $12.5 million in 1998. As a percent of revenues, G&A expenses were 17.9% of revenues in 1999 as compared to 20.2% of revenues in 1998. The lower expenses are primarily the result of the restructuring begun in 1998, which brought the administrative organization more in line with the needs of the Company. This trend should continue, as a percent of revenue, as the Company furthers the implementation of the plan begun in 1998.

    General and administrative expenses increased 165.9% to $12.5 million during 1998, from $4.7 million in 1997. The increase is attributable primarily to the inclusion of EFJ for a full year in 1998 compared to only five months in 1997, the addition of several administrative employees, the amortization of goodwill and other intangibles relating to the E.F. Johnson acquisition for a full year, severance payments and substantial legal and professional fees incurred in connection with the restatement of the Company's financial statements and related class action lawsuits, and SEC and Audit Committee investigations. On a percentage of revenue basis, general and administrative expenses were 20.2% in 1998 compared to 11.7% in 1997.

RESTRUCTURING CHARGES

    The Company incurred a restructuring charge in the third quarter of 1998 of approximately $1.2 million in connection with the 25% reduction in its workforce. The reduction in force utilized a voluntary severance program which, among other things, provided outplacement services to the employees who chose to participate in the program. In addition, during the second quarter of 1999, the Company established a reserve of approximately $0.5 million primarily to cover the costs of closing E.F. Johnson's Hong Kong office, which was completed during 1999.

PROVISION FOR LITIGATION SETTLEMENT

    In December 1998, the Company took a special provision of $10.0 million relating to the federal and state class action lawsuits pending in Nebraska against the Company and certain of its current and former officers. During
June 1999, the Company revised its estimated costs related to the settlement of actions against it. The result was a $2.2 million reduction of the special provision to $7.8 million. In addition, the Company incurred expenses of $0.3 million during 1999 related to this issue, which were applied against the reserve. As of December 31, 1999, the litigation reserve had a balance of $6.0 million, and other associated reserves had a total balance of $1.5 million. The Company is in ongoing settlement discussions regarding these lawsuits. While no settlement agreement has been finalized, the Honorable Warren
K. Urbom of the United States District Court for the District of Nebraska preliminarily approved a settlement. The settlement, if finally approved, will also result in a dismissal of the stockholder class action suit pending in the District Court for Scotts Bluff County, Nebraska. The preliminary approval precludes any persons from asserting any claims of indemnity of contribution against Transcrypt or any of its current or former officers, directors, or employers. The Court has scheduled a hearing for final approval of the settlement on March 27, 2000. The settlement is subject to a number of contingencies, including final court approval of the settlement.

NET INTEREST INCOME OR EXPENSE

    Net interest income consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on its term and installment loans and bank lines of credit. Net interest income was $386,000 in 1999 compared to $655,000 in 1998. Net interest expense was $231,000 in 1997. The decrease in net interest income in 1999 is due primarily to the decrease in interest income as the Company's cash, cash equivalents and investments declined throughout 1998. The increase in net interest income in 1998, as compared to 1997, is due primarily to an increase in interest income from the investment of the net proceeds from the Company's initial and secondary public offerings in interest-bearing instruments for the full year of 1998, and a repayment of certain debt during 1997. The Company expects net interest income to continue to decline in 2000 as the cost of the Company's borrowings continues to increase.

PROVISION FOR INCOME TAXES

    The Company's benefit for income taxes was zero in 1999, $3.9 million in 1998, and $524,000 in 1997. The Company did not recognize a tax benefit associated with its loss during 1999 because the amount of the Deferred Tax Assets shown on the Consolidated Balance Sheet is management's estimate of the amount that is more likely than not to be realized. The Company has total Deferred Tax Assets of $21.4 million, which is partly offset by a $9.0 million valuation allowance. In the future, management will continue to analyze the amount of the deferred tax assets expected to be realized.

    The increase in the benefit for income taxes in 1998 from 1997 is a result of a larger operating loss in 1998 as compared to 1997 and the write-off of in-process research and development costs in 1997 of $9.8 million not being tax deductible.

    The Company benefits from state tax credits arising from a 1993 agreement with the State of Nebraska (the "Nebraska Agreement") to create at least 30 new jobs and invest at least $3.0 million in new equipment prior to December 31, 1999. This agreement results in annual state income tax credits through 1999 of
(1) ten percent of the purchase price of new equipment, (2) a refund of sales taxes (currently at a rate of 6.0%) paid on purchases of new equipment during each year, and (3) beginning on January 1, 1996, a credit of five percent of the annual compensation paid to the new employees exceeding the base year's aggregate compensation. The Company believes that sufficient tax credits will be available through the life of the Nebraska Agreement to offset a substantial portion of its potential Nebraska state income tax liability during such period. In addition, the Company utilizes its foreign sales corporation subsidiary located in Guam to exempt from income taxation a portion of its foreign sales income.

NET LOSS

    The Company had a net loss of $3.8 million during 1999. However, this amount includes a $0.5 million restructuring expense and $2.2 million of income from a reduction in a litigation reserve set up during the previous year. Without these two items, the net loss would have been approximately $5.5 million. During 1998, the Company had a net loss of $22.2 million, which included $1.2 million of restructuring charges and a $10.0 million provision for litigation settlement. Without these two items, the Company would have had a net loss of approximately $11.4 million (net of tax benefit). During 1997, the Company had a net loss of $10.9 million. This loss included a $9.8 million charge for in-process research and development. Without this item, the Company would have had a net loss of approximately $1.6 million (net of tax benefit).

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the Company for the eight quarters ended December 31, 1999. In the opinion of the Company's management, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for any subsequent period or for the entire fiscal year.

                                                                              QUARTER ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)     1998        1998       1998        1998       1999        1999       1999        1999
-------------------------------------   ---------   --------   ---------   --------   ---------   --------   ---------   --------
Revenues..............................   $21,988    $13,877     $14,325    $ 11,851    $ 9,709    $12,727     $15,323    $15,760
Cost of sales.........................    12,910     10,853      11,220       9,922      7,735      8,646       9,917      9,762
                                         -------    -------     -------    --------    -------    -------     -------    -------
Gross profit..........................     9,078      3,024       3,105       1,929      1,974      4,081       5,406      5,998
                                         -------    -------     -------    --------    -------    -------     -------    -------
Operating costs and expenses:
Research and development..............     2,038      2,703       2,174       1,897      1,714      1,510       1,220      1,279
Sales and marketing...................     3,210      3,355       2,626       2,285      1,726      2,396       1,885      2,275
General and administrative(1).........     2,113      4,715       3,030       2,671      2,634      2,460       2,287      2,220
Restructuring charge(2)...............        --         --       1,230          --         --        523          --         --
Provision for litigation
  settlement(3).......................        --         --          --      10,000         --     (2,221)         --         --
                                         -------    -------     -------    --------    -------    -------     -------    -------
Total operating costs and expenses....     7,361     10,773       9,060      16,853      6,074      4,668       5,392      5,774
                                         -------    -------     -------    --------    -------    -------     -------    -------
Income (loss) from operations.........     1,717     (7,749)     (5,955)    (14,924)    (4,100)      (587)         14        224
Interest (expense) income and other
  income, net.........................       311        108          29         253        143        251         135         93
Net income (loss) before income
  taxes...............................     2,028     (7,641)     (5,926)    (14,671)    (3,957)      (336)        149        317
                                         -------    -------     -------    --------    -------    -------     -------    -------
Provision (benefit) for income
  taxes...............................       712     (2,598)     (2,030)         --         --         --          --         --
                                         -------    -------     -------    --------    -------    -------     -------    -------
Net income (loss).....................   $ 1,316    $(5,043)    $(3,896)   $(14,671)   $(3,957)   $  (336)    $   149    $   317
                                         =======    =======     =======    ========    =======    =======     =======    =======
Net income (loss) per share
Basic.................................   $  0.10    $ (0.39)    $ (0.30)   $  (1.13)   $ (0.31)   $ (0.03)    $  0.01    $  0.02
                                         =======    =======     =======    ========    =======    =======     =======    =======
Diluted...............................   $  0.10    $ (0.39)    $ (0.30)   $  (1.13)   $ (0.31)   $ (0.03)    $  0.01    $  0.02
                                         =======    =======     =======    ========    =======    =======     =======    =======
Weighted average common shares
Basic.................................    12,947     12,947      12,947      12,947     12,947     12,947      12,947     12,951
                                         =======    =======     =======    ========    =======    =======     =======    =======
Diluted...............................    13,621     12,947      12,947      12,947     12,947     12,947      13,203     13,250
                                         =======    =======     =======    ========    =======    =======     =======    =======
As a Percentage of Revenues
Revenues..............................     100.0%     100.0%      100.0%      100.0%     100.0%     100.0%      100.0%     100.0%
Cost of sales.........................      58.7       78.2        78.3        83.7       79.7       67.9        64.7       61.9
                                         -------    -------     -------    --------    -------    -------     -------    -------
Gross profit..........................      41.3       21.8        21.7        16.3       20.3       32.1        35.3       38.1
Operating costs and expenses:
Research and development..............       9.3       19.5        15.2        16.0       17.7       11.9         8.0        8.1
Sales and marketing...................      14.6       24.2        18.3        19.3       17.8       18.8        12.3       14.5
General and administrative(1).........       9.6       34.0        21.2        22.5       27.1       19.3        14.9       14.1
Restructuring charge(2)...............       0.0        0.0         8.6         0.0        0.0        4.1         0.0        0.0
Provision for litigation
  settlement(3).......................       0.0        0.0         0.0        84.4        0.0      (17.4)        0.0        0.0
                                         -------    -------     -------    --------    -------    -------     -------    -------
Total operating costs and expenses....      33.5       77.6        63.3       142.2       62.6       36.7        35.2       36.7
                                         -------    -------     -------    --------    -------    -------     -------    -------
Income (loss) from operations.........       7.8      (55.8)      (41.6)     (125.9)     (42.3)      (4.6)        0.1        1.4
Interest (expense) income and other
  income, net.........................       1.4        0.8         0.2         2.1        1.5        2.0         0.9        0.6
Provision (benefit) for income
  taxes...............................       3.2      (18.7)      (14.2)        0.0        0.0        0.0         0.0        0.0
                                         -------    -------     -------    --------    -------    -------     -------    -------
Net income (loss).....................       6.0%     (36.3)%     (27.2)%    (123.8)%    (40.8)%     (2.6)%       1.0%       2.1%
                                         =======    =======     =======    ========    =======    =======     =======    =======

------------------------------

(1) Includes amortization of intangible assets. For years prior to 1997, reflects the amortization of intangible assets related to the acquisition of the Company's business in December 1991. Commencing in August 1997, amortization of intangible assets related to the acquisition of E.F. Johnson began.

(2) Represents a charge for a 25% reduction in workforce taken in the third quarter of 1998, and the closing of the E.F. Johnson Hong Kong office during the second quarter of 1999.

(3) Represents a special provision taken in the fourth quarter of 1998 for potential class action litigation settlement and subsequent partial reversal during the second quarter of 1999.

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

    The Company's operating activities generated cash of $0.7 million in 1999, used $11.0 million of cash during 1998, and used $18.1 million of cash during 1997. During 1999, cash generated by operations and cash used as a result of increases in accounts receivable, costs in excess of billings on completed contracts, and inventory were offset by cash generated from increases in accounts payable and deferred revenue. Deferred revenue includes $3.6 million in advance payments from Motorola for products that are to be shipped during 2000.

    During 1999, $4.9 million in cash was provided by investing activities. Specifically, $7.9 million was provided by the sales of the Lincoln and Waseca facilities. This was offset by $1.6 million in payments on restructuring activities, $1.0 million in fixed asset purchases, and $0.3 million in other investing activities. Also during 1999, the Company used $4.3 million in financing activities, primarily for payments on long-term debt and the Company's line of credit with US Bank.

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

    The deferred tax assets totaling $12.4 million for each of the years ended December 31, 1999 and 1998, resulted primarily from the E.F. Johnson acquisition in 1997, net operating loss carryforwards, and stock option related special compensation expense of $5.4 million incurred in September 1996. Deferred tax assets were 14.4% and 25.1% of total assets and stockholders' equity, respectively, at December 31, 1999. The Company believes that it is more likely than not that future taxable income will be sufficient to utilize deferred tax assets recorded, net of existing valuation allowances at December 31, 1999. Approximately $3.0 million of the deferred tax assets relate to $8.6 million of federal and state net operating loss carryforwards attributable to its acquired E.F. Johnson subsidiary. A valuation allowance was established at the time of the purchase of E.F. Johnson for this amount. Any subsequently recognized tax benefits relating to this portion of the valuation allowance as of December 31, 1999 will be allocated to goodwill.

    Net operating loss carryforwards, which originated in 1999, 1998, 1997, and 1996, will begin to expire in 2011. The Company has approximately $8.6 million in Federal and state net operating loss carryforwards attributable to EFJ, which expire in 2012. Tax regulations limit the amount that may be utilized on these acquired net operating losses on an annual basis to approximately $588,000.

    The Company's financing activities have consisted primarily of borrowings under and payments on an industrial development revenue bond issue ("IDR"), term and installment notes payable, bank lines of credit and proceeds from an initial public offering and secondary public offering completed in January 1997 and October 1997, respectively. Such activities used $4.3 million of cash in 1999, generated $4.9 million in 1998, and generated $54.3 million in 1997. The amount generated in 1997 was reduced by the liquidation of the revolving credit line and term loans of $15.7 million assumed in the E.F. Johnson acquisition.

    In the normal course of its business activities, the Company is required under contracts with various governmental authorities to provide letters of credit or bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2000, have a total undrawn balance of $1,981. Of this total, $1,172 for one specific contract is collateralized by a cash reserve. Bonds, which expire on various dates through 2000, totaled $12,680 at December 31, 1999. In early 2000, the Company obtained a commitment from a major insurance company that provides for up to $20 million in new bonding arrangements at favorable rates and terms.

    The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10.0 million. Interest was 7.62% at December 31, 1999 and is at a variable rate of 1.25% over the interest rate earned on the $10.0 million on certificates of deposits pledged as security on the bank line of credit. This line of credit is due on June 1, 2000. The working capital line is collateralized by substantially all the Company's assets including
$10.0 million in a certificate of deposit with the bank.

    At December 31, 1999, the Company had $5.8 million outstanding on the revolving line of credit. Average borrowings under the Company's line of credit and the weighted average interest rate during 1999 were $7.0 million and 6.35%. The total available credit as of December 31, 1999 was $4.2 million under the above line.

    The Company currently intends to retain earnings, if any, and does not anticipate paying cash dividends in the foreseeable future.

    The Company does not anticipate any additional expenditures to ensure that its systems are ready for processing information during the Year 2000.

    As of December 31, 1999, the Company had approximately $21.6 million in cash and cash equivalents, which includes $10.0 million of certificates of deposit pledged as security on its line of credit. There was approximately $4.2 million available under its bank line of credit at December 31, 1999. The Company's bank line of credit expires on June 1, 2000 and the Company is currently in the process of either renewing the current line of credit or securing a replacement facility. The Company believes that its cash, cash equivalents, and lines of credit will be sufficient to meet anticipated cash needs for working capital and for capital expenditures through 2000. However, if sales do not increase and operating losses do not decline, or the Company incurs unanticipated substantial costs, the Company may be required to seek additional financing or funding sources, including possible sale of securities. No assurance can be given that the Company will be able to obtain such additional funding or financing, or a renewal of its line of credit or be able to obtain financing on satisfactory terms. Additionally, see "Pending Litigation" below for a discussion regarding certain pending litigation, the resolution of which could materially adversely affect the Company's liquidity, operating results and financial condition.

PENDING LITIGATION

    The Company has been named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of

Nebraska, and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints, as amended, also name one or more current employees and former officers of the Company and PriceWaterhouseCoopers, LLP as additional defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

    The federal class actions generally allege claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and relate primarily to allegations of false and misleading financial statements and representations and material omissions by the Company. The Nebraska action alleges violations of Nebraska securities laws. The class action complaints seek unspecified compensatory damages, attorneys' fees and costs. The federal class actions have been consolidated.

    In July 1999, the Company announced that a memorandum of understanding had been signed with plaintiff's counsel to settle the pending federal consolidated class action lawsuits and its state class action lawsuit. The parties subsequently memorialized the terms of the memorandum of understanding in a stipulation of settlement. The stipulation of settlement agreement creates a settlement fund for distribution to class members and class counsel consisting of (a) 4,460,000 shares of Transcrypt common stock and (b) at least $3,850,000 and up to $8,850,000 to be paid by Transcrypt's insurance carriers (depending on the outcome of an arbitration between plaintiffs and one of the insurance carriers). Transcrypt would also pay $2,000,000 to the class if there is a purchase of a majority of Transcrypt by acquisition or merger that occurs before January 1, 2001.

    In January 2000, Honorable Warren K. Urbom of the United States District Court for the District of Nebraska preliminarily approved a settlement of the pending stockholder class action suits. The settlement class period is defined as persons that purchased stock during the period from January 22, 1997 through April 24, 1998. The settlement, if finally approved, will also result in the dismissal of the stockholder class action suit pending in the District Court for Scotts Bluff County, Nebraska. The preliminary approval precludes any persons from asserting any claims of indemnity or contribution against Transcrypt or any of its current or former officers, directors, or employees. The Client has scheduled a hearing for final approval of the settlement for March 27, 2000. In addition, the Honorable Randall L Lippstreau of the District Court for Scotts Bluff County, Nebraska has entered an order that is effective on the final approval of the settlement by Judge Urbom. This order dismisses the action against the Company and certain former employees in the class action pending in District Court for Scotts Bluff County, Nebraska.

    The Company has reserved for the issuance of the number of shares of Common Stock to be distributed if the court finally approves the settlement. However, no assurance can be given that the Court will finally approve the settlement, and that if the settlement is not finally approved the outcome of the litigation will not have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

    In April 1998, the Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. As part of this investigation, the SEC is also examining the conduct of certain former officers of the Company. The Company has an obligation to defend and/or indemnify certain former employees. The Company has discussed possible settlement of the investigation or any pending enforcement action against the Company or its affiliated parties relating to these events. At this time, it is unknown whether the Company will settle the SEC formal order of investigation. In addition, it is unknown what actions will be taken against former officers and, therefore, the Company cannot determine the exposure of any future obligations to defend and/or indemnify these former officers. The SEC has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties, imposition of a cease and desist order and issuance of removal and prohibition orders against Company-affiliated persons, among other things.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    As of the date of this filing, there were no recently issued accounting standards that impact the Company.

RESULTS OF THE YEAR 2000 ISSUE

    The Company did not experience any material Year 2000 system failure or miscalculations causing disruptions of operations resulting for computer programs being written using two digits rather than four to define the applicable year. In addition, we have not received a significant amount of customer notification regarding experiencing erroneous dates on usage reports or Year 2000 operational issues. It is still possible for customers to have issues with previously shipped products. The Year 2000 Compliance Manager will continue to respond in writing to any possible solutions to any Year 2000 Product issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does a significant amount of business in foreign countries. The Company sales in these foreign countries are denominated in United States dollars. Certain sales in foreign countries may be secured with irrevocable letters of credit.

    The Company has a line of credit with a regional bank, which carries a variable interest rate that changes based on changes in certain time certificates of deposits issued by the lender.

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

                                    PART III

    Incorporated by reference in Items 10 to 13 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board--Proposal 1: Elect Two Directors," "Information About Directors and Executive Officers" and "Information About Transcrypt Common Stock Ownership--Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 1999?" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About Transcrypt Common Stock Ownership--Compensation Committee Interlocks and Insider Participation" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled "Information About Transcrypt Common Stock Ownership" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled "Information About Directors and Executive Officers--Certain Relationships and Related Transactions" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are included in this report at the page numbers indicated.

                                                                                        PAGE NO.
                                                                                      -------------
1.                      FINANCIAL STATEMENTS AND SCHEDULES
                        Independent Auditors' Report................................           F-1
                        Consolidated Balance Sheets as of December 31, 1999 and                F-2
                        1998........................................................
                        Consolidated Statements of Operation for the Years ended               F-3
                        December 31, 1999, 1998 and 1997............................
                        Consolidated Statements of Changes in Stockholders' Equity             F-4
                        for the Years ended December 31, 1999, 1998 and 1997........
                        Consolidated Statements of Cash Flows for the Years ended              F-5
                        December 31, 1999, 1998 and 1997............................
                        Notes to Consolidated Financial Statements..................   F-6 to F-20

2.                      SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES
                        Independent Auditor's Report................................           S-1
                        Schedule II--Valuation and Qualifying Accounts and                     S-2
                        Reserves....................................................

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.  EXHIBITS

(1) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS:

    The following is a summary of the Company's executive compensation plans and arrangements, which are required to be filed as exhibits to this Annual Report on Form 10-K:

1. Transcrypt International, Inc. 1999 Non Employee Director Stock Purchase Plan (Exhibit 10.1 below).

2. Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan (Exhibit 10.2 below).

3. Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. O-21681 (hereinafter known as the "1998 Form 10-K").

4. Form of Indemnification Agreement between the Company and each executive officer and director of the Company. Incorporated herein by reference to
    Exhibit 10.5 to the Company's Registration Statement on Form S-1,
    No. 333-14351, declared effective January 22, 1997.

5. Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999. Incorporated herein by reference to Exhibit 10.41 to the 1998 Form 10-K

6.  Employment Agreement between the Company and Michael E. Jalbert dated
    March 1, 1999. Incorporated herein by reference to Exhibit 10.42 to the 1998 Form 10-K.

7. Employment Agreement between the Company and Mike Wallace dated March 1, 1999. Incorporated herein by reference to Exhibit 10.43 to the 1998
    Form 10-K.

8.  Employment Agreement between the Company and George R. Spiczak dated
    April 1, 1999. Incorporated herein by reference to Exhibit 10.44 to the 2Q 1999 Form 10-Q.

9. Employment Agreement between the Company and Massoud Safavi dated October 19, 1999 (Exhibit 10.45 below).

10. Chief Executive Officer Nonqualified Stock Option Agreement dated October 19, 1999 between Transcrypt International, Inc. and Michael E. Jalbert (Exhibit 10.46 below).

11. Promissory Note dated January 7, 2000 between Transcrypt
    International, Inc. and Michael E. Jalbert (Exhibit 10.47 below).

    (2) EXHIBIT INDEX:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
          3.1           Second Amended and Restated Certificate of Incorporation of
                        the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by
                        reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2999, File No.
                        O-21681 (hereinafter the "2Q 1999 Form 10-Q")

          3.2           Amended and Restated Bylaws of the Company (incorporated
                        herein by reference to Exhibit 3.2 to the Registration
                        Statement on Form S-1, No. 333-14351, declared effective on
                        January 22, 1997 (hereinafter the "January 1997 Registration
                        Statement")).

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

         10.1           Transcrypt International, Inc. 1999 Non Employee Director
                        Stock Plan.

         10.2           Transcrypt International, Inc. 1999 Executive Officer Stock
                        Purchase Plan.

         10.3           RESERVED

         10.4           Transcrypt International, Inc. 1996 Stock Incentive Plan, as
                        amended. Incorporated by reference to Exhibit 10.4 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998, File No. O-21681 (hereinafter known as
                        the "1998 Form 10-K")

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.10           RESERVED

        10.11           RESERVED

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

       10.26-           RESERVED

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

        10.38           First Amendment to Loan Agreement dated May 21, 1998 by and between U.S. Bank National Association and the Company,
                        together with related documents (incorporated herein by
                        reference to Exhibit 10.38 to the 1997 Form 10-K).

       10.39-           RESERVED

        10.40

        10.41           Consulting Agreement and Termination of Employment Agreement
                        between the Company and John T. Connor dated February 23,
                        1999 (incorporated herein by reference to Exhibit 10.41 to the 1998 Form 10-K).

        10.42           Employment Agreement between the Company and Michael E.
                        Jalbert dated March 1, 1999 (incorporated herein by reference to Exhibit 10.42 to the 1998 Form 10-K).

        10.43 Employment Agreement between the Company and Mike Wallace dated March 30, 1999 (incorporated herein by reference to Exhibit 10.42 to the 1998 Form 10-K).

        10.44           Employment Agreement between the Company and George Spiczak dated April 1, 1999 (incorporated herein by reference to
                        Exhibit 10.44 to the 2Q 1999 Form 10-Q).

        10.45           Employment Agreement between the Company and Massoud Safavi dated October 19, 1999.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.46           Chief Executive Officer Nonqualified Stock Option Agreement
                        dated October 19, 1999 between the Company and Michael E.
                        Jalbert.

        10.47 Promissory Note dated January 7, 2000 between the Company and Michael E. Jalbert.

        10.48           Second Amendment to Loan Agreement by and between U.S. Bank
                        National Association and the Company dated August 31, 1999.

        10.49           Lease Agreement between the Company and Waseca Properties,
                        LLC dated December 30, 1999.

         11.1           Statement re: Computation of Per Share Earnings.

           21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the 1997 Form 10-K).

         23.1           Consent of KPMG LLP.

         27.1           Financial Data Schedule.

------------------------

* Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

    (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1999.

    (c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

    See Item 14(a)(3) above.

    (d) ADDITIONAL FINANCIAL STATEMENTS

    See page S-2 to this Annual Report on Form 10-K for Schedule II--Valuation and Qualifying Accounts and Reserves.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TRANSCRYPT INTERNATIONAL, INC.

                                                       BY:            /S/ MICHAEL E. JALBERT
                                                            -----------------------------------------
                                                                        Michael E. Jalbert
                                                                CHAIRMAN OF THE BOARD OF DIRECTORS
                                                                   AND CHIEF EXECUTIVE OFFICER
                                                                  (Principal Executive Officer)
                                                                      Dated: March 22, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chairman of the Board of
               /s/ MICHAEL E. JALBERT                    Directors, President and
     -------------------------------------------         Chief Executive Officer       March 22, 2000
                 Michael E. Jalbert                      (Principal Executive
                                                         Officer)

                                                       Senior Vice President of
                 /s/ MASSOUD SAFAVI                      Finance and Chief Financial
     -------------------------------------------         Officer (Principal Financial  March 22, 2000
                   Massoud Safavi                        and Accounting Officer)

                /s/ EDWARD H. BERSOFF                  Director
     -------------------------------------------                                       March 22, 2000
                  Edward H. Bersoff

                /s/ THOMAS R. LARSEN                   Director
     -------------------------------------------                                       March 22, 2000
                  Thomas R. Larsen

                 /s/ THOMAS C. SMITH                   Director
     -------------------------------------------                                       March 22, 2000
                   Thomas C. Smith

                /s/ THOMAS R. THOMSEN                  Director
     -------------------------------------------                                       March 22, 2000
                  Thomas R. Thomsen

                 /s/ WINSTON J. WADE                   Director
     -------------------------------------------                                       March 22, 2000
                   Winston J. Wade

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Transcrypt International, Inc.

    We have audited the accompanying consolidated balance sheets of Transcrypt International, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended
December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcrypt International, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of operations and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Omaha, Nebraska
February 11, 2000

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 21,571   $ 20,262
  Accounts receivable, net of allowance for returns and
    doubtful accounts of $1,570 and $1,997 in 1999 and 1998,
    respectively............................................    12,675      9,287
  Receivables--other........................................       316        605
  Cost in excess of billings on uncompleted contracts.......     2,298      1,216
  Inventory.................................................    16,447     13,907
  Prepaid expenses..........................................       500        552
  Deferred tax assets.......................................     2,395      5,157
                                                              --------   --------
      Total current assets..................................    56,202     50,986
Property, plant, and equipment, net.........................     3,766     11,885
Deferred tax assets.........................................     9,981      7,219
Intangible assets, net of accumulated amortization..........    15,011     16,711
Other assets................................................       561        411
                                                              --------   --------
                                                              $ 85,521   $ 87,212
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit..................................  $  5,809   $  7,426
  Current portion of long-term debt.........................       116      2,732
  Accounts payable..........................................     8,514      2,620
  Billings in excess of cost on uncompleted contracts.......     5,116      4,541
  Deferred revenue..........................................     4,090      1,140
  Accrued expenses..........................................     5,764      5,101
  Provision for litigation settlement.......................        --     10,000
                                                              --------   --------
      Total current liabilities.............................    29,409     33,560
  Provision for litigation settlement.......................     5,996         --
  Long-term debt, net of current portion....................       197          6
  Deferred revenue..........................................       633        550
                                                              --------   --------
                                                                36,235     34,116
                                                              ========   ========
Commitments and contingencies
Stockholders' equity:
  Preferred stock ($.01 par value; 3,000,000 shares
    authorized; none issued)................................        --         --
  Common stock ($.01 par value; 25,000,000 voting shares
    authorized, 12,736,582 issued and outstanding; 600,000
    non voting shares authorized, 217,542 issued and
    outstanding)............................................       130        129
  Additional paid-in capital................................    90,331     90,315
  Accumulated deficit.......................................   (41,175)   (37,348)
                                                              --------   --------
                                                                49,286     53,096
                                                              --------   --------
                                                              $ 85,521   $ 87,212
                                                              ========   ========

        See accompanying notes to the consolidated financial statements.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenues..............................................  $    53,520   $    62,041   $    40,423
Cost of sales.........................................       36,059        44,905        26,106
                                                        -----------   -----------   -----------
    Gross profit......................................       17,461        17,136        14,317
                                                        -----------   -----------   -----------
Operating expenses:
Research and development..............................        5,724         8,812         4,469
Sales and marketing...................................        8,282        11,476         7,031
General and administrative............................        9,601        12,529         4,711
In-process research and development...................           --            --         9,828
Restructuring charge..................................          523         1,230            --
Provision for litigation settlement...................       (2,221)       10,000            --
                                                        -----------   -----------   -----------
    Total operating expenses..........................       21,909        44,047        26,039
                                                        -----------   -----------   -----------
    Loss from operations..............................       (4,448)      (26,911)      (11,722)
Other income..........................................          235            46            18
Interest income.......................................          920         1,304           874
  Interest expense....................................         (534)         (649)         (643)
                                                        -----------   -----------   -----------
    Loss before income taxes..........................       (3,827)      (26,210)      (11,473)
  Income tax benefit..................................           --        (3,916)         (524)
                                                        -----------   -----------   -----------
      Net loss........................................  $    (3,827)  $   (22,294)  $   (10,949)
                                                        ===========   ===========   ===========
Net loss per share--Basic and Diluted.................  $     (0.30)  $     (1.72)  $     (1.09)
                                                        ===========   ===========   ===========
Weighted average common shares--Basic and Diluted.....   12,947,795    12,946,624    10,056,690
                                                        ===========   ===========   ===========

        See accompanying notes to the consolidated financial statements

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                  (IN THOUSANDS, EXCEPT UNITS AND SHARE DATA)

                                                 COMMON STOCK
                                             ---------------------   ADDITIONAL
                                                            PAR       PAID-IN     ACCUMULATED
                                               SHARES      VALUE      CAPITAL       DEFICIT      TOTAL
                                             ----------   --------   ----------   -----------   --------
Balance, December 31, 1996.................   6,783,078     $ 68       $ 9,003      $ (4,105)   $  4,966
Net loss...................................          --       --            --       (10,949)    (10,949)
Initial public offering, net of related
  costs....................................   2,500,000       25        17,685            --      17,710
Issuance of shares in connection with the
  purchase of the E.F. Johnson Company.....     832,465        8         9,992            --      10,000
Secondary stock offering, net of related
  costs....................................   2,684,481       27        52,912            --      52,939
Exercise of stock options..................     146,600        1           228            --         229
Income tax benefit of exercise of stock
  options..................................          --       --           495            --         495
                                             ----------     ----       -------      --------    --------
Balance, December 31, 1997.................  12,946,624      129        90,315       (15,054)     75,390
Net loss...................................          --       --            --       (22,294)    (22,294)
                                             ----------     ----       -------      --------    --------
Balance, December 31, 1998.................  12,946,624     $129       $90,315      $(37,348)   $ 53,096
Exercise of stock options..................       7,500        1            16            --          17
Net loss...................................          --       --            --        (3,827)     (3,827)
                                             ----------     ----       -------      --------    --------
Balance, December 31, 1999.................  12,954,124     $130       $90,331      $(41,175)   $ 49,286
                                             ==========     ====       =======      ========    ========

        See accompanying notes to the consolidated financial statements

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (3,827)  $(22,294)  $(10,949)
                                                              --------   --------   --------
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Special compensation expense............................        --         --         --
    In-process research and development costs...............        --         --      9,828
    Provision for litigation settlement.....................    (2,221)    10,000         --
    Depreciation and amortization...........................     4,260      4,596      2,206
    Gain on sale of fixed assets............................      (803)      (102)       (15)
    Provisions for inventory reserves.......................       829        978      1,100
    Provisions for bad debts................................       104        922        202
    Deferred taxes..........................................        --     (4,349)      (706)
    Changes in assets and liabilities, net of effects of
     acquisitions:
      Accounts receivable...................................    (3,492)     5,979     (8,884)
      Cost in excess of billings on uncompleted contracts...    (1,082)      (274)       201
      Inventory.............................................    (3,369)     3,478     (6,179)
      Income taxes recoverable..............................        --      1,065       (357)
      Prepaid expenses and other assets.....................       341        (74)      (144)
      Accounts payable......................................     5,894     (6,685)    (4,855)
      Billings in excess of cost on uncompleted contracts...       575     (2,155)      (823)
      Accrued expenses......................................       498     (1,138)       325
      Deferred revenue......................................     3,033       (987)       933
                                                              --------   --------   --------
        Total adjustments...................................     4,567     11,254     (7,168)
                                                              --------   --------   --------
        Net cash provided by (used in) operating
        activities..........................................       740    (11,040)   (18,117)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of investments..................................        --         --    (15,900)
  Sale of investments.......................................        --     15,900         --
  Proceeds from sale of fixed assets........................     7,889        111         15
  Purchase of fixed assets..................................    (1,046)    (3,504)    (2,422)
  Increase in intangible assets.............................      (141)      (407)        --
  Increase (decrease) in other assets.......................      (150)        41        118
  Payments on restructuring reserve.........................    (1,618)    (1,084)    (2,380)
  Acquisition of E.F. Johnson Company, net of cash
    acquired................................................        --         --       (292)
                                                              --------   --------   --------
        Net cash provided by (used in) investing
        activities..........................................     4,934     11,057    (20,861)
                                                              --------   --------   --------
Cash flows from financing activities:
  (Payments) proceeds on revolving lines of credit, net.....    (1,617)     7,426    (11,914)
  Proceeds from long term debt..............................        --         --      2,850
  Payments on long term debt................................    (2,710)    (2,540)    (7,634)
  Principal payments on capitalized leases..................       (55)       (25)        --
  Bank overdraft............................................        --         --       (386)
  Issuance of common stock, net of issuance costs...........        --         --     71,217
  Proceeds from the exercise of employee stock options......        17         --        229
                                                              --------   --------   --------
        Net cash (used in) provided by financing
        activities..........................................    (4,365)     4,861     54,362
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................     1,309      4,878     15,384
Cash and cash equivalents, beginning of period..............    20,262     15,384         --
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $ 21,571   $ 20,262   $ 15,384
                                                              ========   ========   ========

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

ORGANIZATION

    Transcrypt International, Inc. (the "Company") is a Delaware corporation which is engaged in the design, manufacture, and marketing of information security products for the land mobile radio and telephony markets. Through its E.F. Johnson subsidiary (EFJ), the Company designs, develops, manufactures, and markets stationary land mobile radio transmitters/receivers and mobile and portable radios. The Company markets its products to customers worldwide in two broad markets: business and industrial users and public safety and other governmental users. Management considers its operations to comprise two industry segments. One segment consists of business conducted in the information security industry (Transcrypt Secure Technologies) and the second business segment competes in the wireless communication industry (EFJ).

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation. The results of operations of EFJ are included from the date of its acquisition, July 31, 1997.

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

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost. The Company's policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: land improvements--15 years; buildings and improvements--15 to 30 years; equipment and furniture and fixtures--3 to 7 years. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results.

INTANGIBLE ASSETS

    Goodwill, which represents the excess of purchase price over fair value of assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, which is 15 years. Other intangibles are also carried at cost less applicable amortization. Provision for amortization of other intangible assets is

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) based upon the estimated useful lives of the related assets and is computed using the straight-line method. Intangible assets are being amortized over periods from 5 to 15 years. The Company assesses the recoverability of goodwill and other intangible assets by determining whether the amortization of the balances over its remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved.

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

    Deferred revenue includes unearned warranty fees on extended product warranty contracts sold to customers. The Company recognizes the fees based on the expected warranty repairs to be incurred over the life of the contract. Deferred revenue also includes an advance payment received for products to be sold to Motorola. The advanced payment is recognized as revenue is earned. Finally, deferred revenue includes the deferred gain discussed in Note 9.

WARRANTY COSTS

    The Company provides for warranty costs based on estimated future expenditures that will be incurred under product guarantees and warranties presently in force.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
LOSS PER SHARE

    Basic earnings per share (EPS) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. As the years ended December 31, 1999, 1998 and 1997 have net losses, the impact of outstanding stock options on diluted EPS is anti-dilutive.

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

2. ACQUISITION:

    On July 31, 1997, the Company acquired all of the outstanding shares of capital stock and certain indebtedness of EFJ for $436 in cash and 832,465 shares of common stock, with an approximate market value of $10,000. The acquisition was accounted for by the purchase method of accounting. Purchased in-process research and development costs of $9,828 were written off as the technological feasibility of such in-process technology had not yet been established and the technology had no alternative future use. Intangibles recorded as part of the purchase include goodwill of $10,880, core technology of $891, work force of $1,374, customer base of $1,561, and trade names of $3,299. The intangible assets are being amortized over 5 to 15 years. See also Note 18.

    The operating results of EFJ are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma financial information assumes the acquisition occurred at the beginning of 1997. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1996, or of the results, which may occur in the future.

                                                                 1997
                                                              -----------
                                                              (UNAUDITED)
Total revenues..............................................    $70,959
Net loss....................................................     (9,949)
Loss per share--Basic and Diluted...........................    $ (0.94)

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

3. BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS:

    Amounts included in the consolidated financial statements that relate to billings on uncompleted contracts in excess of incurred costs as of December 31, 1999 and 1998 were as follows:

                                                              1999       1998
                                                            --------   --------
Costs on uncompleted contracts............................  $34,497    $30,615
Profits in uncompleted contracts..........................   13,252     10,501
                                                            -------    -------
                                                             47,749     41,116
Less billings.............................................   50,567     44,441
                                                            -------    -------
                                                            $(2,818)   $(3,325)
                                                            =======    =======
Included in the consolidated balance sheet:
Cost in excess of billings on uncompleted contracts.......  $ 2,298    $ 1,216
Billings in excess of cost on uncompleted contracts.......   (5,116)    (4,541)
                                                            -------    -------
                                                            $(2,818)   $(3,325)
                                                            =======    =======

    Cost in excess of billings on uncompleted contracts includes direct costs of manufacturing, installation, project management, engineering, and allocable manufacturing overhead costs and accrued profits in excess of amounts billed. Billings in excess of costs on uncompleted contracts includes amounts billed and accrued anticipated losses (anticipated losses were $3,442 and $3,644 at December 31, 1999 and 1998, respectively, of which $3,773 was established in connection with the E.F. Johnson acquisition described in Note 2) on open contracts in excess of costs and accrued profits.

4. INVENTORY:

    The following is a summary of inventory at December 31, 1999 and 1998, net of reserves for obsolescence of $3,719 and $3,146, respectively

                                                              1999       1998
                                                            --------   --------
Raw materials and supplies................................  $ 9,027    $ 6,267
Work in process...........................................    1,816      1,337
Finished goods............................................    5,604      6,303
                                                            -------    -------
                                                            $16,447    $13,907
                                                            =======    =======

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

5. PROPERTY, PLANT, AND EQUIPMENT:

    Property, plant, and equipment consists of the following at December 31, 1999 and 1998:

                                                               1999       1998
                                                             --------   --------
Land and land improvements.................................   $   58    $   262
Buildings and improvements.................................      262      7,245
Equipment..................................................    8,870      9,107
Furniture and fixtures.....................................    1,265      1,317
Construction in progress...................................      441        209
                                                              ------    -------
                                                              10,896     18,140
Less accumulated depreciation and amortization.............    7,130      6,255
                                                              ------    -------
                                                              $3,766    $11,885
                                                              ======    =======

6. INTANGIBLE ASSETS:

    Intangible assets consist of the following at December 31, 1999 and 1998:

                                                              1999       1998
                                                            --------   --------
Goodwill..................................................  $10,880    $10,880
Proprietary technology and licensing agreements...........      400        400
Acquired work force, customer base, trade name............    6,234      6,234
Other.....................................................    1,587      1,446
                                                            -------    -------
                                                             19,101     18,960
Less accumulated amortization.............................    4,090      2,249
                                                            -------    -------
                                                            $15,011    $16,711
                                                            =======    =======

7. REVOLVING LINES OF CREDIT:

    The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10,000. Interest was 7.62% at December 31, 1999 and is at a variable rate of 1.25% over the interest rate earned on the $10,000 cash collateral used as security on the bank line of credit. This line of credit was due on August 31, 1999 and was renewed until June 1, 2000. The working capital line is collateralized by substantially all the Company's assets including $10,000 in certificate of deposits with the bank.

    At December 31, 1999 and 1998, the Company had $5,809 and $7,426, respectively, outstanding on the revolving line of credit. Average borrowings under the Company's line of credit and the weighted average interest rate during 1999 were $6,995 and 6.35% and during 1998 were $6,564 and 6.94%. The total available credit as of December 31, 1999 was $4,191 under the above line. The Company had an additional fixed line of credit with the same regional bank in the amount of $196, which was paid off in 1999.

    The revolving line of credit requires, among other things, that the Company maintain certain levels of net worth. At December 31, 1999, the Company was in compliance with these debt covenants or had obtained the appropriate waivers.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

8. LONG-TERM DEBT:

    Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                1999       1998
                                                              --------   --------
Industrial development revenue bonds paid in full during
  1999......................................................    $ --      $2,710
Other capital lease obligations.............................     313          28
                                                                ----      ------
                                                                 313       2,738
Less current portion........................................     116       2,732
                                                                ----      ------
                                                                $197      $    6
                                                                ====      ======

9. LEASES:

    Effective May 19, 1999 and December 30, 1999, the Company entered into sale-leaseback transactions involving the facilities in Lincoln, Nebraska and Waseca, Minnesota, respectively. Under the terms of the Lincoln agreement, the Company leases a minor portion of the facility under a five year operating lease. Under Statement of Financial Accounting Standard (SFAS) No. 98, ACCOUNTING FOR LEASES, the gain on the sale of the building of $330 was realized in current year income and is included in other income in the statements of operations.

    Under the terms of the Waseca agreement, the Company leases less than substantially all but more than a minor portion of the facilities under a five year operating lease. Under SFAS No. 98, the gain on the sale of the building was deferred and will be realized on a straight-line basis over the life of the lease. The deferred gain of $528 is included in deferred revenue at December 31, 1999.

    The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates during the next three years. At December 31, 1999 and 1998, the gross amount of plant and equipment and related accumulated depreciation recorded under capital leases were as follows:

                                                                1999       1998
                                                              --------   --------
Machinery and equipment.....................................    $543       $203
Accumulated depreciation....................................    (235)      (181)
                                                                ----       ----
                                                                $308       $ 22
                                                                ====       ====

    The Company also leases various equipment, automobiles and buildings under operating leases. Rent expense was $792, $706, and $520 for the years ended December 31, 1999, 1998, and 1997, respectively.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

9. LEASES: (CONTINUED)
Future minimum rental payments under noncancelable operating lease agreements and future minimum capital lease payments as of December 31, 1999 are as follows:

                                                             OPERATING   CAPITAL
YEAR ENDING DECEMBER 31                                       LEASES      LEASES
-----------------------                                      ---------   --------
2000.......................................................   $1,503       $142
2001.......................................................    1,403        121
2002.......................................................    1,302         95
2003.......................................................    1,250         --
2004.......................................................    1,083         --
Thereafter.................................................       --         --
                                                              ------       ----
                                                               6,541        358
Less amounts representing interest.........................       --        (45)
                                                              ------       ----
Total......................................................   $6,541       $313
                                                              ======       ====

10. INCOME TAXES:

    The components of the benefit for income taxes for the years ending December 31, 1999, 1998, and 1997 are as follows:

                                                        1999       1998       1997
                                                      --------   --------   --------
Current:
Federal.............................................   $   --    $   433     $ 163
State...............................................       --         --        19
                                                       ------    -------     -----
                                                           --        433       182
                                                       ------    -------     -----
Deferred:
Federal.............................................       --     (4,349)     (637)
State...............................................       --         --       (69)
                                                       ------    -------     -----
                                                           --     (4,349)     (706)
                                                       ------    -------     -----
                                                       $   --    $(3,916)    $(524)
                                                       ======    =======     =====

    The Company's effective tax rate on pretax loss differs from U.S. federal statutory tax rate as follows:

                                         1999     PERCENT       1998     PERCENT       1997     PERCENT
                                       --------   --------    --------   --------    --------   --------
U.S. federal tax at statutory tax
  rate...............................  $(1,301)    (34.0)     $(8,911)    (34.0)     $(3,901)    (34.0)
Income taxable directly to partners
  of Predecessor.....................       --        --           --        --           --        --
Increase in valuation allowance......    1,021      26.7        5,013      19.1           --        --
In-process research and development
  costs..............................       --        --           --        --        3,341      29.1
Benefit of foreign sales
  corporation........................       --        --           --        --          (61)     (0.5)
State taxes, net of federal
  benefit............................       --        --           --        --          (33)     (0.3)
Non deductible amortization..........      251       6.6          251       0.1           49       0.4
Other................................       29       0.7         (269)     (0.1)          81       0.7
                                       -------     -----      -------     -----      -------     -----
                                       $    --         0%     $(3,916)    (14.9)%    $  (524)     (4.6)%
                                       =======     =====      =======     =====      =======     =====

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

10. INCOME TAXES:

    Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 1999 and 1998 relate to the following.

                                                              1999       1998
                                                            --------   --------
Deferred tax assets and liabilities:
Special compensation expense..............................  $ 1,403    $ 1,403
Allowance for bad debts...................................      457        525
Net operating loss carryforwards..........................   14,343     12,255
Provision for litigation settlement.......................    2,038      3,400
Difference between tax and book amortization..............    1,500      1,538
Difference between tax and book depreciation..............       21     (1,184)
Difference between tax and book liability accruals........    1,648      2,452
                                                            -------    -------
Gross deferred tax assets.................................   21,410     20,389
Less valuation allowance..................................    9,034      8,013
                                                            -------    -------
                                                            $12,376    $12,376
                                                            =======    =======

    There was no valuation allowance for deferred tax assets as of January 1, 1997. A valuation allowance of $3,000 was established at the time of the purchase of EFJ. An additional $1,021 and $5,013 was added to the valuation allowance during 1999 and 1998, respectively. Any subsequently recognized tax benefits relating to $3,000 of this valuation allowance as of December 31, 1999 will be allocated to goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to expiration of the net operating loss carryforwards. Taxable losses for the years ended
December 31, 1999, 1998 and 1997 were approximately $3,003, $16,950, and $7,800, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of existing valuation allowances at December 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    Net operating loss carryforwards, which originated in 1999, 1998, 1997, and 1996, will begin to expire in 2011. The Company has approximately $8,600 in Federal and state net operating loss carryforwards attributable to EFJ, which expire in 2012. Tax regulations limit the amount that may be utilized on these acquired net operating losses on an annual basis to approximately $588.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

11. ACCRUED EXPENSES:

    Accrued expenses consist of the following:

                                                                1999       1998
                                                              --------   --------
Payroll, bonuses and employee benefits......................   $1,463     $1,361
Warranty reserve............................................      503        530
Commissions.................................................      362         65
Restructuring reserve.......................................      705      1,800
Other expenses..............................................    2,731      1,345
                                                               ------     ------
                                                               $5,764     $5,101
                                                               ======     ======

    In August 1998, the Company announced a voluntary reduction in force for which the Company took a restructuring reserve of $1,230 to cover costs associated with severance and other related costs to reduce the workforce by approximately 125 employees. In addition, during June 1999 the Company incurred a restructuring charge of approximately $523 primarily due to the closure of the EFJ sales office in Hong Kong. As of December 31, 1999, all of these costs have been expended. In connection with the acquisition of EFJ, a portion of the purchase price was allocated to a restructuring reserve in 1997 to cover costs associated with the purchase such as severance, relocation costs and contractual obligations. A reserve of $4,961 was recorded, and as of December 31, 1999, $4,256 has been expended.

12. COMMITMENTS AND CONTINGENCIES:

    As previously disclosed, the Company has been named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed and that adjustments would be made to the Company's previously announced financial results. Between March 31, 1998 and May 27, 1998, twelve purported class action lawsuits were filed against the Company in the United States District Court for the District of Nebraska, and one complaint was filed in the District Court of Scotts Bluff County, Nebraska. Certain of the complaints, as amended, also name one or more current and former officers of the Company and PriceWaterhouseCoopers, LLP as defendants. The longest class period alleged in any of the class complaints is the period from January 22, 1997 through April 24, 1998.

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

    In July 1999, the Company announced that a memorandum of understanding had been signed with lead plaintiffs' counsel to settle the pending stockholder class action suits against the Company and certain of its current or former officers. The parties subsequently memorialized the terms of the memorandum of understanding in a stipulation of settlement. The stipulation of settlement will create a settlement fund for distribution to class members and class counsel consisting of (a) 4,460,000 shares of Transcrypt common stock and (b) at least $3,850 and up to $8,850 to be paid by Transcrypt's insurance carriers (depending on the outcome of an arbitration between plaintiffs and one of the insurance carriers). Transcrypt would also pay $2,000 to the class if there is a purchase of Transcrypt by acquisition or merger that occurs before January 1, 2001.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    In January 2000, Honorable Warren K. Urbom of the United States District Court for the District of Nebraska preliminarily approved the settlement. The settlement, if finally approved, will also result in a dismissal of the stockholder class action suit pending in the District Court for Scotts Bluff County, Nebraska. The preliminary approval precludes any persons from asserting any claims of indemnity of contribution against Transcrypt or any of its current or former officers, directors, or employers. The court has scheduled a hearing for final approval of the settlement on March 27, 2000. The settlement is subject to a number of contingencies, including final court approval of the settlement.

    On November 4, 1998, Physician's Mutual Insurance Company filed an action in the District Court of Douglas County, Nebraska against the Company, PriceWaterhouseCoopers, LLP and two former officers of the Company. The complaint contains common law causes of action for fraudulent misrepresentation, fraudulent concealment, and negligent misrepresentation against the defendants arising from the same facts and circumstances underlying the class actions. The complaint seeks damages in an amount to be proved at trial, but which is currently alleged to be approximately $850.

    In the quarter ended December 31, 1998, the Company recorded a special provision of $10 million related to actions pending against the Company. Upon entering the memorandum of understanding, the Company revised its estimated costs related to the settlement of actions against the Company. This lowered the Company's operating expenses by $2.2 million in the second quarter of 1999 as the settlement was for an amount less than previously provided. The remaining reserves for litigation settlement and related costs include $1,560 included in accrued expenses and $5,996 included in the provision for litigation settlement. The remaining reserves for litigation settlement have been classified as long term to the extent that they will be extinguished through the issuance of common stock of the Company.

    In April 1998, the Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. As part of this investigation, the SEC is also examining the conduct of certain former officers of the Company. The Company has an obligation to defend and/or indemnify certain former employees. The Company has discussed possible settlement of the investigation or any pending enforcement action against the Company or its affiliated parties relating to these events. At this time, it is unknown whether the Company will settle the SEC formal order of investigation. In addition, it is unknown what actions will be taken against former officers and, therefore, the Company cannot determine the exposure of any future obligations to defend and/or indemnify these former officers. The SEC has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties, imposition of a cease and desist order and issuance of removal and prohibition orders against Company-affiliated persons, among other things.

    The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2000, have a total undrawn balance of $1,981. Of this total, $1,172 for one specific contract is collateralized by a cash reserve.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

12. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Bonds, which expire on various dates through 2000, totaled $12,680 at December 31, 1999. As of December 31, 1999 no bonds have been drawn upon.

    As a result of the EFJ acquisition, the Company has an agreement with a vendor to purchase a certain annual dollar volume of products. In the event the Company fails to purchase the minimum volume, it must pay a penalty equal to 35% of the shortfall. The agreement expires in 2000 and future minimum purchase quantities through the end of the agreement equals $391. The Company does not anticipate meeting its future minimum purchase commitments. This shortfall was anticipated and accrued as a liability in the allocation of the purchase price for EFJ. At the end of the year, the Company has accrued restructuring and other reserves of $705 for the 1999 liability and $133 for the 2000 liability as a result of this take or pay contract.

    The Company did not experience any material Year 2000 system failure or miscalculations causing disruptions of operations resulting from computer programs being written using two digits rather than four to define the applicable year. In addition, we have not received a significant amount of customer notification regarding experiencing erroneous dates on usage reports or Year 2000 operational issues. It is still possible for customers to have issues with previously shipped products. The Year 2000 Compliance Manager will continue to respond in writing to any possible solutions to any Year 2000 Product issues.

13. OPTION PLANS:

    Effective as of September 6, 1996, the Company established the 1996 Stock Incentive Plan (the "Plan"). Any employee, including any director of the Company and any non employee director or independent contractor of the Company, is eligible to be considered for the issuance of shares of common stock, $0.01 par value per share, of the Company or of any other class of security or right of the Company which is convertible into common stock. As of December 31, 1999, the remaining shares available to be issued under this Plan are 243,739. The Plan provides that, unless otherwise provided by the Plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year.

    The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma loss per share would have been as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
Pro forma net loss--as reported.............................  $(3,827)   $(22,294)  $(10,949)
Pro forma net loss--as adjusted under SFAS No. 123..........   (5,123)    (23,010)   (11,149)
Pro forma net loss per share--as reported:
    Basic and Diluted.......................................    (0.30)      (1.72)     (1.09)
Pro forma net loss per share--as adjusted under SFAS No.
  123:
    Basic and Diluted.......................................    (0.40)      (1.78)     (1.11)

    The weighted average fair value per option at date of grant during 1999, 1998, and 1997 was $2.23, $11.33, and $7.92, respectively.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

13. OPTION PLANS: (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

                                                   1999      1998      1997
                                                 --------  --------  --------
Expected option life...........................  10 years  10 years  10 years
Expected annual volatility.....................    138%      110%      68%
Risk-free interest rate........................   6.80%     4.65%     6.62%
Dividend yield.................................     0%        0%        0%

    The status of stock options under the Plan are summarized as follows:

                                                                    WEIGHTED AVERAGE
                                            NUMBER OF   PRICE PER       OPTIONS
                                             SHARES       SHARE       EXERCISABLE
                                            ---------   ---------   ----------------
Balance at December 31, 1995..............    464,619     $1.13
    Granted...............................    252,297      3.05
    Exercised.............................         --        --
    Forfeited.............................         --        --
                                            ---------
Balance at December 31, 1996..............    716,916      1.81         716,916
    Granted...............................    459,600     10.29
    Exercised.............................   (146,600)     1.57
    Forfeited.............................   (146,383)    10.01
                                            ---------
Balance at December 31, 1997..............    883,533      4.90         553,933
    Granted...............................    215,000      7.72
    Exercised.............................         --        --
    Forfeited.............................   (135,600)     5.12
                                            ---------
Balance at December 31, 1998..............    962,933      4.94         627,933
    Granted...............................    920,000      2.39
    Exercised.............................     (7,500)     2.25
    Forfeited.............................   (273,272)     5.26
                                            ---------
Balance at December 31, 1999..............  1,602,161      3.44         874,927
                                            =========

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

13. OPTION PLANS: (CONTINUED)

                                             WEIGHTED
                               NUMBER         AVERAGE     WEIGHTED       NUMBER        EXERCISABLE
                           OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT      WEIGHTED
        RANGE OF            DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,       AVERAGE
     EXERCISE PRICE             1999           LIFE        PRICE          1998        EXERCISE PRICE
------------------------   --------------   -----------   --------   --------------   --------------
$        0.760 --  0.760       294,257          5.67       $0.760        294,257          $0.760
         1.438 --  2.125       205,000          9.49        1.455        175,000           1.438
         2.250 --  2.250       307,500          9.61        2.250        116,666           2.250
         2.688 --  2.750        70,000          8.78        2.710         14,000           2.710
         2.984 --  2.984       400,000          9.16        2.984        100,000           2.984
         3.050 --  8.000       240,404          6.45        5.508        147,004           4.588
        10.500 -- 21.688        50,000          8.06       14.975         14,000          16.893
        23.500 -- 23.500        10,000          7.88       23.500          4,000          23.500
        23.938 -- 23.938        25,000          8.08       23.938         10,000          23.938
                             ---------                                   -------
         0.760 -- 23.938     1,602,161          8.17        3.435        874,927           2.650
                             =========                                   =======

14. BENEFIT PLANS:

    The Company has a profit sharing plan, which covers substantially all employees. Contribution levels are determined annually by the Board of Directors. Profit sharing expense approximated $0, $0 and $100 for the years ended December 31, 1999, 1998, and 1997, respectively.

    The Company also has a 401(k) plan, which covers substantially all employees. Participants may contribute up to 15% of their annual compensation and the Company makes matching contributions of 40% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Company contributions approximated $236, $372, and $111 for the years ended December 31, 1999, 1998, and 1997, respectively.

15. CONCENTRATIONS:

    No customer accounted for sales 10% or greater in 1999 or 1998. Sales to one customer represented 10.8% of 1997 sales.

    In addition, a substantial portion of the Company's revenue is from customers in the governmental sector, both domestic and foreign. The Company's policy does not require significant collateral or other security to support such receivables. However, the Company typically requests collateral on certain foreign sales that carry higher than normal risk characteristics.

    In addition to being a customer, Motorola is also a key manufacturer of electronic components used by the Company. Purchases by the Company from Motorola totaled approximately $808, $1,244, and $3,862 in 1999, 1998, and 1997, respectively.

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amount of cash and cash equivalents, accounts receivable, receivables-other, cost in excess of billings on uncompleted contracts, prepaid expenses, accounts payable, billings in excess of cost on uncompleted contracts, and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt and the revolving line of credit approximate fair value as calculated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

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

18. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid by the Company during the years ended December 31, 1999, 1998, and 1997 amounted to $559, $514, and $618, respectively. Income taxes paid, net of refunds, during the years ended December 31, 1999, 1998, and 1997 were $0, $0, and $642 respectively.

    During 1999, the Company made non-cash additions to property, plant, and equipment of $340.

    In conjunction with the acquisition during the year ended December 31, 1997 (see Note 2) assets acquired, liabilities assumed and common stock issued were as follows:

Fair value of assets acquired...............................  $30,574
Excess of cost over net tangible assets acquired............   27,833
Liabilities assumed.........................................  (48,115)
Common stock issued.........................................  (10,000)
                                                              -------
Cash paid, net of cash received.............................  $   292
                                                              =======

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

19. SEGMENT AND RELATED INFORMATION:

    The Company's reporting segments are strategic business units that offer different products and services. Management considers its operations to comprise two industry segments. One segment consists of business conducted in the information security industry (Transcrypt Secure Technologies), which comprises the design, manufacture and sale of devices that prevent the unauthorized interception on sensitive voice and data communication. The second business segment competes in the wireless communication industry (EFJ) where the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers, mobile and portable radios and complete radio communication systems.

    The following table is a summary of unaudited annual results for the years ended December 31, 1999, 1998 and 1997. E.F. Johnson was acquired on July 31, 1997. Prior to the acquisition, the Company was comprised solely of the Information Security business segment.

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
IN THOUSANDS                                                  1999           1998           1997
------------                                              ------------   ------------   ------------
SALES
Information Security....................................     $ 7,575        $10,925        $10,586
Wireless Communication..................................      45,945         51,116         29,837
                                                             -------        -------        -------
TOTAL SALES.............................................      53,520         62,041         40,423
                                                             -------        -------        -------
COST OF GOODS SOLD
Information Security....................................       2,699          5,105          5,919
Wireless Communication..................................      33,360         39,800         20,187
                                                             -------        -------        -------
TOTAL COST OF GOODS SOLD................................      36,059         44,905         26,106
                                                             -------        -------        -------
GROSS MARGIN
Information Security....................................       4,876          5,820          4,667
Wireless Communication..................................      12,585         11,316          9,650
                                                             -------        -------        -------
TOTAL GROSS MARGIN......................................     $17,461        $17,136        $14,317
                                                             =======        =======        =======
Gross margin percentage
Information Security....................................       64.4%          53.3%          44.1%
Wireless Communication..................................       27.4%          22.1%          32.3%
                                                             -------        -------        -------
TOTAL GROSS MARGIN PERCENTAGE...........................       32.6%          27.6%          35.4%
                                                             =======        =======        =======

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

19. SEGMENT AND RELATED INFORMATION: (CONTINUED)
EXPORT SALES

    A significant portion of the Company's sales are made to customers outside of the United States. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic area were as follows:

                                                     1999       1998       1997
                                                   --------   --------   --------
Europe...........................................  $ 1,918    $ 1,902    $   804
Middle East and Asia.............................    2,684      3,953      7,657
Central and Latin America........................    7,516     16,859      6,933
                                                   -------    -------    -------
                                                   $12,118    $22,714    $15,394
                                                   =======    =======    =======

20. UNAUDITED QUARTERLY FINANCIAL DATA:

    The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ending December 31, 1999. This information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report. The Company's operating results for any one quarter are not indicative of results for any future period.

    Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly may not equal the earnings per share for the year because of (i) transactions

                TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

20. UNAUDITED QUARTERLY FINANCIAL DATA: (CONTINUED) affecting the weighted-average number of common shares outstanding in each quarter and (ii) the uneven distribution of earnings during the year.

                                                                        QUARTER ENDED
                                                         -------------------------------------------
                                                         MARCH 31,   JUNE 30,   SEPT. 30,   DEC.31,
                                                         ---------   --------   ---------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Revenues...............................................   $ 9,709    $12,727     $15,323    $ 15,760
Income (loss) from operations..........................    (4,100)      (587)         14         224
Interest (expense) income and other income, net........       143        251         135          93
                                                          -------    -------     -------    --------
Net income (loss) before income taxes..................    (3,957)      (336)        149         317
Provision (benefit) for income taxes...................        --         --          --          --
                                                          -------    -------     -------    --------
Net income (loss)......................................   $(3,957)   $  (336)    $   149    $    317
                                                          =======    =======     =======    ========
Net income (loss) per share
Basic..................................................   $ (0.31)   $ (0.03)    $  0.01    $   0.02
                                                          =======    =======     =======    ========
Diluted................................................   $ (0.31)   $ (0.03)    $  0.01    $   0.02
                                                          =======    =======     =======    ========
1998
Revenues...............................................   $21,988    $13,877     $14,325    $ 11,851
Income (loss) from operations..........................     1,717     (7,749)     (5,955)    (14,924)
Interest (expense) income and other income, net........       311        108          29         254
                                                          -------    -------     -------    --------
Net income (loss) before income taxes..................     2,028     (7,641)     (5,926)    (14,670)
Provision (benefit) for income taxes...................       712     (2,598)     (2,030)         --
                                                          -------    -------     -------    --------
Net income (loss)......................................   $ 1,316    $(5,043)    $(3,896)   $(14,670)
                                                          =======    =======     =======    ========
Net income (loss) per share
Basic..................................................   $  0.10    $ (0.39)    $ (0.30)   $  (1.13)
                                                          =======    =======     =======    ========
Diluted................................................   $  0.10    $ (0.39)    $ (0.30)   $  (1.13)
                                                          =======    =======     =======    ========

    The Company incurred a charge of $1.2 million for restructuring the workforce in the third quarter ended September 30, 1998. In the quarter ended December 31, 1998, a special provision of $10.0 million was made for the potential settlement of pending class action litigation. Also during that quarter, no provision was made for future tax benefits in connection with the loss. The tax benefit was fully offset by an increase in the valuation allowance (See Note 10). In the second quarter of 1999, the Company signed a memorandum of understanding to settle the class action litigation for which the $10.0 million special provision was made in the second quarter of 1998. The Company reduced the special provision by $2.2 million to reflect a lower than anticipated settlement.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Transcrypt International, Inc.

    The audits referred to in our report dated February 11, 2000 included the related financial statement schedule as of December 31, 1999, and for each of the years in the three-year period ended December 31, 1999 included in Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ KMPG LLP

Omaha, Nebraska
February 11, 2000

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                     BALANCE AT    CHARGED TO     CHARGED                    BALANCE AT
                                     BEGINNING      EXPENSES      TO OTHER     DEDUCTIONS       END
                                     OF PERIOD    (PROVISIONS)    ACCOUNTS    (WRITE-OFFS)   OF PERIOD
                                     ----------   ------------   ----------   ------------   ----------
Allowance for doubtful accounts
  for the:
    Year Ended December 31, 1997...  $  430,251    $  202,321    $2,337,291    $  553,361    $2,416,502
    Year Ended December 31, 1998...   2,416,502       921,684            --     1,341,395     1,996,791
    Year Ended December 31, 1999...   1,996,791       246,698            --       673,877     1,569,612

Inventory Obsolescence Reserve
  for the:
    Year Ended December 31, 1997...  $   38,849    $2,636,107    $5,187,000    $3,747,526    $4,114,430
    Year Ended December 31, 1998...   4,114,430       977,688            --     1,946,186     3,145,932
    Year Ended December 31, 1999...   3,145,932       957,841            --       385,059     3,718,714

Allowance for Restructuring Reserve
  for the:
    Year Ended December 31, 1997...  $       --    $       --    $4,960,500    $2,379,424    $2,581,076
    Year Ended December 31, 1998...   2,581,076     1,230,000            --     2,010,412     1,800,664
    Year Ended December 31, 1999...   1,800,664       523,485            --     1,618,952       705,197

Allowance for Warranty Reserve
  for the:
    Year Ended December 31, 1997...  $   73,315    $  408,687    $  706,244    $  381,757    $  806,489
    Year Ended December 31, 1998...     806,489       264,539            --       540,881       530,147
    Year Ended December 31, 1999...     530,147       450,260            --       477,601       502,806

                           INDEX OF ATTACHED EXHIBITS

    The following documents are included in this report.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
 10.1                   Transcrypt International, Inc. 1999 Non Employee Director
                          Stock Plan.
 10.2                   Transcrypt International, Inc. 1999 Executive Officer Stock
                          Purchase Plan.
 10.45                  Employment Agreement between the Company and Massoud Safavi dated October 19, 1999.
 10.46                  Chief Executive Officer Nonqualified Stock Option Agreement
                          dated October 19, 1999 between the Company and Michael E.
                          Jalbert.
 10.47                  Promissory Note dated January 7, 2000 between the Company
                          and Michael E. Jalbert.
 10.48                  Second Amendment to Loan Agreement by and between U.S. Bank
                          National Association and the Company dated August 31,
                          1999.
 10.49                  Lease Agreement between the Company and Waseca Properties,
                          LLC dated December 30, 1999.
 11.1                   Statement re: Computation of Per Share Earnings.
 21                     Subsidiaries of the Registrant (incorporated herein by
                          reference to Exhibit 21 to the 1997 Form 10-K).
 23.1                   Consent of KPMG LLP.
 27.1                   Financial Data Schedule.