Form 10-Q
period 2000-03-31
TRANSCRYPT INTERNATIONAL INC
filed 2000-05-12
CIK 1023516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004


                                    FORM 10-Q

                                   (MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                  YES  [X]        NO [ ]

     As of April 27, 2000, 13,004,124 shares of the Registrant's Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2000 and December 31, 1999
(in thousands)


                                                                                     MARCH 31,            DECEMBER 31,
                                                ASSETS                                 2000                  1999
                                                                                   ------------          ------------
                                                                                    (unaudited)
Current assets:
       Cash and cash equivalents                                                       $17,876               $ 21,571
       Accounts receivable, net of allowance for
        returns and doubtful accounts of $1,273
        and $1,570 respectively                                                          8,253                 12,675
       Receivables - other                                                                 563                    316
       Cost in excess of billings on uncompleted contracts                               3,170                  2,298
       Inventory                                                                        16,766                 16,447
       Prepaid expenses                                                                    795                    500
       Deferred tax assets                                                               2,395                  2,395
                                                                                       -------               --------
                          Total current assets                                          49,818                 56,202
Property, plant and equipment, net                                                       3,280                  3,766
Deferred tax assets                                                                      9,981                  9,981
Intangible assets, net of accumulated amortization                                      14,831                 15,011
Other assets                                                                               565                    561
                                                                                       -------               --------
                                                                                       $78,475               $ 85,521
                                                                                       =======               ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Revolving line of credit                                                        $ 7,722               $  5,809
       Current portion of long-term debt                                                    52                    116
       Accounts payable                                                                  3,658                  8,514
       Billings in excess of cost on uncompleted contracts                               5,390                  5,116
       Deferred revenue                                                                  3,935                  4,090
       Accrued expenses                                                                  5,029                  5,764
                                                                                       -------               --------
                          Total current liabilities                                     25,786                 29,409
Provision for litigation settlement                                                      5,996                  5,996
Long-term debt, net of current portion                                                      50                    197
Deferred revenue                                                                           538                    633
                                                                                       -------               --------
                                                                                        32,370                 36,235
                                                                                       -------               --------

Stockholders' equity:
       Common stock                                                                        130                    130
       Additional paid-in capital                                                       90,401                 90,331
       Accumulated deficit                                                             (44,426)               (41,175)
                                                                                       -------               --------
                                                                                        46,105                 49,286
                                                                                       -------               --------
                                                                                       $78,475               $ 85,521
                                                                                       -------               --------
                                                                                       -------               --------

       See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2000 and 1999
(Unaudited) (in thousands, except share and per share data)


                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               ---------------------------
                                                                   2000           1999
                                                               ------------    -----------
Revenues                                                       $    11,360     $     9,709
Cost of sales                                                        9,812           7,735
                                                               -----------     -----------
      Gross profit                                                   1,548           1,974
                                                               -----------     -----------
Operating expenses:
    Research and development                                         1,465           1,714
    Sales and marketing                                              1,790           1,726
    General and administrative                                       2,126           2,634
                                                               -----------     -----------
      Total operating expenses                                       5,381           6,074
                                                               -----------     -----------
      Income (loss) from operations                                 (3,833)         (4,100)

Other income                                                           472             108
Interest income                                                        242             203
Interest expense                                                      (132)           (168)
                                                               -----------     -----------
      Income (loss) before income taxes                             (3,251)         (3,957)
Income tax provision                                                     -               -
                                                               -----------     -----------
           Net income (loss)                                   $    (3,251)    $    (3,957)
                                                               ===========     ===========
Net income (loss) per share - Basic and Diluted                $     (0.25)    $     (0.31)
                                                               ===========     ===========

Weighted average common shares - Basic and Diluted              12,956,871      12,946,624
                                                               ===========     ===========


      See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2000 and 1999
(Unaudited) (in thousands)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                         2000             1999
                                                                                    ------------     -----------
Net cash flow used in operating activities                                            $   (4,590)    $     (588)
                                                                                    ------------     ----------
Cash flow from investing activities:
  Proceeds from sale of fixed assets                                                          63             72
  Purchase of fixed assets                                                                  (223)          (135)
  Increase in intangible assets                                                             (203)           (19)
  Increase in other assets                                                                    (4)            (8)
  Payments on restructuring reserve                                                         (705)          (666)
                                                                                    ------------     ----------
           Net cash used in investing activities                                          (1,072)          (756)
                                                                                    ------------     ----------
Cash flow from financing activities:
  Borrowings (payments) on revolving lines of credit, net                                  1,913            (98)
  Payment of industrial development revenue bonds                                              -           (140)
  Payment on term loans and capitalized leases                                               (17)            (5)
  Proceeds from the exercise of employee stock options                                        71              -
                                                                                    ------------     ----------
           Net cash provided by (used in) financing activities                             1,967           (243)
Net decrease in cash                                                                      (3,695)        (1,587)
Cash and cash equivalents at beginning of period                                          21,571         20,262
                                                                                    ------------     ----------
Cash and cash equivalents at end of period                                            $   17,876        $18,675
                                                                                    ============     ==========

                See accompanying notes to the consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (in thousands, except share and per share data)

1.  GENERAL

         The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1999 has been taken from audited consolidated financial statements at that date. The condensed consolidated financial statements for the three months ended March 31, 2000 and 1999 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2000. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

2.  ORGANIZATION AND CONSOLIDATION

         The Company is a manufacturer of wireless communications products and systems, and information security products. Through its E.F. Johnson subsidiary, the Company designs, develops, manufactures and markets (1) trunked and conventional radio systems, (2) stationary land mobile radio transmitters/receivers and (3) mobile and portable radios. The Company sells its land mobile radio products and systems mainly to two broad markets: (1) commercial users and (2) public safety and other governmental users. In addition, the Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the land mobile radio and telephony security markets.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

3.  LOSS PER SHARE

         Basic earnings per share (EPS) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three months ended March 31, 2000 and 1999 net losses were incurred, and the impact of outstanding stock options on diluted EPS were anti-dilutive.

4.  INVENTORY

         The following is a summary of inventory at March 31, 2000 and December 31, 1999:


                                               March 31, 2000   December 31, 1999
                                               --------------   -----------------
Raw materials and supplies                         $ 9,527           $  9,027
Work in progress                                     2,208              1,816
Finished goods                                       5,031              5,604
                                                    ------             ------
                                                   $16,766           $ 16,447
                                                   =======           ========

5.  REVOLVING LINES OF CREDIT

         The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10,000. The variable interest rate is 1.25% over the interest rate earned on the $10,000 cash collateral used as security on the bank line of credit. Originally due on June 1, 2000, the bank has extended the line of credit until September 1, 2000. The Company is currently in the process of either renewing the current line of credit or securing a replacement facility. The working capital line is collateralized by substantially all the Company's assets, including $10,000 in certificates of deposit with the bank.

         At March 31, 2000, the Company had $7,722 outstanding on the revolving line of credit. At December 31, 1999, the Company had $5,809 outstanding on the line of credit.

6.  COMMITMENTS AND CONTINGENCIES

         As previously disclosed, the Company has been named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed, and that adjustments would be made to the Company's previously announced financial results. The Company has settled the stockholder class action suits against the Company and certain of its current or former officers. The Honorable Warren K. Urbom of the United States District Court for the District of Nebraska approved the settlement, which also resulted in a dismissal of the stockholder class action suit pending in the District Court for Scotts Bluff County, Nebraska.

         In the quarter ended December 31, 1998, the Company recorded a special provision of $10 million related to the class actions suits against the Company. Upon entering the memorandum of understanding that contained the principal terms of the class action settlement, the Company revised its estimated costs related to the settlement of actions against the Company. This lowered the Company's operating expenses by $2.2 million in the second quarter of 1999 as the settlement was for an amount less than previously provided. The remaining reserves for litigation settlement and related costs include $1,535 included in accrued expenses and $5,996 included in the provision for litigation settlement. The remaining reserves for litigation settlement have been classified as long term to the extent that they will be extinguished through the issuance of 4,460,000 shares of common stock of the Company, which is anticipated to be completed by December 31, 2000.

         On November 4, 1998, Physician's Mutual Insurance Company filed an action in the District Court of Douglas County, Nebraska against the Company, PriceWaterhouseCoopers, LLP and two former officers of the Company. The complaint contains common law causes of action for fraudulent misrepresentation, fraudulent concealment, and negligent misrepresentation against the defendants arising from the same facts and circumstances underlying the class actions. On May 9, 2000, the Company entered into a mutual release and settlement agreement with Physician's Mutual Insurance Company, PricewaterhouseCoopers, LLP and two former officers of the Company whereby the parties agreed to settlement of all the outstanding claims included in the complaint. The Company's portion of consideration for settling the compliant was previously accrued in the Company's litigation settlement reserve, which is included in accrued expenses.

         In April 1998, the Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. As part of this investigation, the SEC is also examining the conduct of certain former officers of the Company. The Company has an obligation to defend and/or indemnify certain former employees. The Company has discussed possible settlement of the investigation or any pending enforcement action against the Company or its affiliated parties relating to these events. At this time, it is unknown whether the Company will settle the SEC formal order of investigation. While the Company has a reasonable expectation of the outcome of the SEC investigation regarding the Company and certain former officers, it is still unknown what actions will ultimately be taken against former officers and, therefore, the Company cannot determine the total exposure of any future obligations to defend and/or indemnify these former officers. It is the company's current expectation that the SEC investigation will not result in a monetary sanction against the Company. This expectation could change upon discretionary action taken by the SEC. Furthermore, the SEC has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties, imposition of a cease and desist order and issuance of removal and prohibition orders against Company-affiliated persons, among other things.

         In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2000, have a total undrawn balance of $1,981. Of this total, $1,172 for one specific contract is collateralized by a cash reserve. Bonds, which expire on various dates through 2000, totaled $12,696 at March 31, 2000. As of March 31, 2000 no bonds have been drawn upon.

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

      The following table is a summary of unaudited quarterly results for the three months ended March 31, 2000 and 1999.


                                  QUARTER ENDED
                    ------------------------------------------------------------
                                                    MARCH 31,         MARCH 31,
                    ------------------------------------------------------------
                    IN THOUSANDS                       2000              1999
                    ------------------------------------------------------------
                    SALES
                    Wireless Communication              $9,703            $7,753
                    Information Security                 1,657             1,956
                                                       --------          -------
                    TOTAL SALES                         11,360             9,709
                                                       --------          -------
                    COST OF GOODS SOLD
                    Wireless Communication               9,320             6,660
                    Information Security                   492             1,075
                                                       --------          -------
                    TOTAL COST OF GOODS SOLD             9,812             7,735
                                                       --------          -------
                    GROSS MARGIN
                    Wireless Communication                 383             1,093
                    Information Security                 1,165               881
                                                       --------          -------
                    TOTAL GROSS MARGIN                  $1,548            $1,974
                    ============================================================

                    ------------------------------------------------------------
                    GROSS MARGIN PERCENTAGE
                    Wireless Communication                 3.9%             14.1%
                    Information Security                  70.3%             45.0%
                    TOTAL GM PERCENTAGE                   13.6%             20.3%
                    ------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain Consolidated Statements of Operations (in thousands) information as a percentage of revenues during the periods indicated:


                                                             THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------------------------
                                                    2000                       1999
                                                 -------------------------------------------------
         Revenues                                $11,360        100.0 %       $9,709        100.0 %
         Cost of sales                             9,812         86.4 %        7,735         79.7 %
                                                ---------       --------      -------       -------
         Gross profit                              1,548         13.6 %        1,974         20.3 %
         Operating expenses:
              Research and development             1,465         12.9 %        1,714         17.7 %
              Sales and marketing                  1,790         15.7 %        1,726         17.8 %
              General and administrative           2,126         18.7 %        2,634         27.1 %
                                                ---------       --------      -------       -------
                   Total operating expenses        5,381         47.3 %        6,074         62.6 %
                                                ---------       --------      -------       -------
         Income (loss) from operations            (3,833)       (33.7)%       (4,100)       (42.3)%
         Other income                                472          4.2 %          108          1.1 %
         Interest income                             242          2.1 %          203          2.1 %
         Interest expense                           (132)        (1.2)%         (168)        (1.7)%
                                                ---------       --------      -------       -------
         Income (loss) before income taxes        (3,251)       (28.6)%       (3,957)       (40.8)%
         Provision for income taxes                    -          0.0 %            -          0.0 %
                                                ---------       --------      -------       -------
                   Net income (loss)             $(3,251)       (28.6)%      $(3,957)       (40.8)%
                                                =========       ========      =======       =======

         Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the outcome of pending litigation involving the Company, the outcome of the pending investigation by the SEC, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. BUSINESS --Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Recent Developments

         On April 17, 2000 Transcrypt signed a five-year agreement with Motorola whereby Motorola has the right to develop and sell mobile and portable radio products incorporating the EF Johnson developed LTR-Net-TM protocol. The agreement provides for an initial payment for the technology, and a royalty based on the net revenues derived from the sale of products using the technology. A companion agreement stipulates that the initial payment and a certain amount of royalties will be considered fulfilled in return for the waiver of an equal amount in deferred license fees due to Motorola by EF Johnson upon the sale of certain products that use Smartnet-TM- technology.

         On May 9, 2000, the Company entered into a mutual release and settlement agreement with Physician's Mutual Insurance Company, PricewaterhouseCoopers, LLP and two former officer of the Company whereby the parties agreed to settlement all of the complaint's outstanding claims. The Company's consideration for settling the compliant was previously accrued in the Company's litigation settlement reserve, which is included in accrued expenses.

         On May 10, 2000, the Company entered into an agreement with PricewaterhouseCoopers, LLP that settled all claims between the Company and PricewaterhouseCoopers, including the claims pertaining to the Company's action filed against PricewaterhouseCoopers LLP, Randy Vitray, Roy Thylin and other affiliated individuals which was filed with the District Court of Lancaster County, Nebraska. The Company's action against PricewaterhoueCoopers, LLP and its affiliated parties contained common law causes of action for accountant malpractice, breach of contract and contribution for damages and arising from the same facts and circumstances underlying the class actions.

         On May 11, 2000 the Company released an open letter to shareholders signed by Michael E. Jalbert, Transcrypt's Chairman and Chief Executive Officer. The letter discussed the Company's strengths and weaknesses, potential market opportunities, and this year's outlook. This document was filed with the SEC as an attachment to a Report on Form 8K filed on May 12, 2000.

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

         Revenues increased 17% to $11.4 million in the first quarter of 2000, as compared to $9.7 million during the same period in 1999. Of total revenues in the first quarter, the wireless communication segment comprised $9.7 million, which represents a 25% increase over segment revenues of $7.8 million during the year-ago period. Information security segment revenues of $1.7 million represent a 15% decline as compared to revenues of $2.0 million during 1999.

         The increase in revenues of the wireless communication segment was primarily due to increased sales of equipment manufactured under contract at EF Johnson's Waseca, Minnesota facility. Revenues associated with this effort increased approximately 100% during the first quarter of 2000. A portion of this increase is the result of fulfilling during the first quarter certain deliveries originally scheduled for the second quarter of 2000. Management believes that this rate of increase in contract manufacturing revenues is unusual, and cannot be expected to continue. In addition, sales to federal customers contributed $0.9 million in revenues during the first quarter of 2000. While the Company has recently begun to focus certain sales and marketing efforts on that area, there can be no assurances that these efforts will be successful, and that sales into this customer base will continue to increase.

         The decline in revenues of the information security segment was primarily the result of product mix changes and not finalizing certain sales agreements during the period. The Company believes that the majority of the delayed agreements will be finalized later in the fiscal year.

         Total revenues from international sales increased to $3.0 million for the three months ended March 31, 2000, compared to $2.4 million for the same period in 1999. The increase is primarily due to an increase in sales in Central and Latin America. The Company's revenue during the first quarter of 2000 for Central and Latin America increased approximately 72% as compared to the first quarter of 1999. In addition, Middle East and Asian revenues for the first three months of 2000 were down approximately 56% compared to the first three months of 1999. The Company expects continued decreases in Middle East and Asian revenues as a result of its decision to close its Hong Kong office during the second quarter of 1999.

         In an effort to further improve overall sales, the Company plans to introduce new products in 2000. For example, during the fiscal year EFJohnson will introduce new portable and mobile radios that are compatible with Motorola's Smartnet-TM- trunking technology.

Gross Profit

         Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Consolidated gross profit was $1.5 million (13.6% gross margin) for the first quarter of 2000, compared to $2.0 million (20.3% gross margin) for the same period in 1999. Gross margin for the wireless communications segment was 3.9% in the first quarter of 2000 and was 14.1% for the same period in 1999. Gross margin for the information security segment was 70.3% in the first quarter of 2000, and was 45.0% for the same period in 1999.

         In the wireless communication segment, the overall decline in gross margin percentage from 1999 to 2000 was due to a number of factors. These include (1) product mix; (2) a higher relative percentage of revenues from lower margin contract manufacturing; and (3) the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. Gross margins were significantly higher in the information security segment during the first quarter of 2000, as compared to the year-ago period, primarily because of product mix issues and the write-off of certain obsolete inventory and other adjustments during 1999. Without the inventory write-off and other adjustments, the gross margin percentage during the 1999 quarter would have been 66.2%. Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues for the respective period.

Research and Development

         Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. Research and development expenses decreased to $1.5 million in the first quarter of 2000 from $1.7 million in the first quarter of 1999. This decrease was primarily due to a reduced engineering staff. The Company expects its research and development costs to increase slightly in the future, such that quarterly expenditures are in line with amounts expensed during the year-ago quarter.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation. Sales and marketing expenses increased to $1.8 million in the first quarter of 2000 from $1.7 million in the first quarter of 1999. This was primarily due to increased staffing levels as the Company improves its sales focus and marketing efforts. Sales and marketing expenses decreased as a percentage of sales to 15.8% for the first three months of 2000 from 17.8% in the first three months of 1999 primarily due to the increase in revenues. The Company anticipates that sales and marketing expenses will increase as it continues to focus and enhance its efforts in this area.

General and Administrative

         General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, administration, and the amortization of intangible assets. General and administrative expenses decreased to $2.1 million in the first quarter of 2000 from $2.6 million in the first quarter of 1999. As a percentage of revenue, general and administrative expense declined to 18.7% of revenues in the first quarter of 2000 from 27.1% of revenues in the first quarter of 1999. The lower expenses are primarily the result of the restructuring begun in 1998, which brought the administrative organization more in line with the needs of the Company. The Company anticipates general and administrative expenses to be similar to or slightly higher than the level experienced during the first quarter of 2000.

Net Interest Income

         Net interest income consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's loans and bank lines of credit. Net interest income was $110,000 in the first quarter of 2000, as compared to $35,000 in the first quarter of 1999. Interest income and expense varies based on the relative interest rates earned or paid. The Company expects net interest income to continue to decline in 2000 as the cost of the Company's borrowings continues to increase.

Other Income, net

         Other income for the first quarter of 2000 was primarily related to funds received in settlement of arbitration proceedings by Transcrypt against EFJ Partners, the previous owners of EFJohnson, which the Company acquired in July 1997.

Benefit for Income Taxes

         The Company did not record a tax benefit in either the first quarter of 2000 or in the first quarter of 1999. The Company did not recognize a tax benefit associated with its loss during 1999 because the amount of the Deferred Tax Assets shown on the Consolidated Balance Sheet is management's estimate of the amount that is more likely than not to be realized.

Liquidity and Capital Resources

         Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

         The Company's operating activities used cash of $4.6 million in the first three months of 2000 compared to $0.6 million in the first three months of 1999. Cash used in operating activities in the first three months of 2000 consisted primarily of a net loss plus a decrease in accounts payable and a decrease in accrued expenses, offset in part by depreciation and amortization, a decrease in inventory, and a decrease in accounts receivable.

         Cash used by investing activities was $1.1 million for the first three months of 2000 as compared to cash used in investing activities of $0.8 million in the first three months of 1999. Capital expenditures of $0.2 million for the first quarter of 2000, as compared to $0.1 million for the first quarter of 1999, consisted primarily of manufacturing equipment and computer equipment.

         Financing activities generated cash of $2.0 million in the first quarter of 2000, which primarily consisted of advances on the Company's line of credit with U.S. Bank.

         As of March 31, 2000, the Company had $7.1 million in outstanding indebtedness under its line of credit with the bank. It is a secured line of credit not to exceed $10.0 million. Interest is at a variable rate of 1.25% over the interest rate earned on the $10.0 million on certificates of deposit pledged as security on the bank line of credit.

This line of credit, which was originally due on June 1, 2000, has been extended to September 1, 2000 and is collateralized by substantially all the Company's assets, including $10.0 million in certificates of deposit with the bank. The Company also has $1.2 million in cash that is pledged as collateral for a letter of credit associated with a guarantee on a certain contract.

         The Company does not anticipate paying cash dividends in the foreseeable future.

         As of March 31, 2000, the Company had $17.9 million in cash and cash equivalents, which includes $10.0 million of certificates of deposit pledged as security on its bank line of credit. There was approximately $2.3 million available under its bank line of credit at March 31, 2000. The Company's bank line of credit expires on September 1, 2000 and the Company is currently in the process of either renewing the current line of credit or securing a replacement facility. The Company believes that its cash, cash equivalents, and lines of credit will be sufficient to meet anticipated cash needs for working capital and for capital expenditures through 2000. However, if sales do not increase and operating losses do not decline, or the Company incurs unanticipated substantial costs, the Company may be required to seek additional financing or funding sources, including possible sale of securities. No assurance can be given that the Company will be able to obtain such additional funding or financing, or a renewal of its line of credit or be able to obtain financing on satisfactory terms.

Recently Issued Accounting Standards

         As of the date of this filing, there were no recently issued accounting standards that impact the Company.

Impact of the Year 2000 Issue

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

ITEMS 2 - 5.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are being filed herewith:


           EXHIBIT NO.                 DESCRIPTION
           -----------                 -----------
               11              Computation of net income (loss) per share.
               27              Financial Data Schedule

         (b) Reports on Form 8-K

                  The Company filed a report on Form 8K on May 12, 2000 under
         Item 5. "Other Events" to report a press release announcing the Company's first quarter 2000 financial results.

                  The Company filed a report on Form 8K on May 12, 2000 under
         Item 5. "Other Events" to report a press release announcing an open letter to shareholders signed by Michael E. Jalbert, Transcrypt's Chairman and Chief Executive Officer.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSCRYPT INTERNATIONAL, INC.




Date:    May 12, 2000                  By:  /S/ Massoud Safavi
                                          ------------------------------------
                                          Massoud Safavi
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)