Form 10-Q
period 2000-06-30
TRANSCRYPT INTERNATIONAL INC
filed 2000-08-10
CIK 1023516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-1004


                                    FORM 10-Q

                                   (MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

          YES /X/ NO / /


     As of July 30, 2000, 13,004,124 shares of the Registrant's Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                                 (in thousands)

                                                               (unaudited)
                                                                 JUNE 30,    DECEMBER 31,
                                                                   2000          1999
                                                                 --------      --------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                   $ 16,163      $ 21,571
     Accounts receivable, net                                       5,774        12,675
     Receivables - other                                              494           316
     Cost in excess of billings on uncompleted contracts            2,272         2,298
     Inventory                                                     15,827        16,447
     Prepaid expenses                                                 564           500
     Deferred tax assets                                            2,395         2,395
                                                                 --------      --------
               Total current assets                                43,489        56,202

Property, plant and equipment, net                                  2,828         3,766
Deferred tax assets                                                 9,981         9,981
Intangible assets, net                                             14,474        15,011
Other assets                                                          558           561
                                                                 --------      --------
                                                                 $ 71,330      $ 85,521
                                                                 ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit                                    $  7,659      $  5,809
     Current portion of long-term debt                                 42           116
     Accounts payable                                               4,842         8,514
     Billings in excess of cost on uncompleted contracts            3,853         5,116
     Deferred revenue                                                 664         4,090
     Accrued expenses                                               3,773         5,764
                                                                 --------      --------
               Total current liabilities                           20,833        29,409

Provision for litigation settlement                                 5,996         5,996
Long-term debt, net of current portion                                 40           197
Deferred revenue                                                      949           633
                                                                 --------      --------
                                                                   27,818        36,235
                                                                 --------      --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock                                                   --            --
     Common stock                                                     130           130
     Additional paid-in capital                                    90,402        90,331
     Accumulated deficit                                          (47,020)      (41,175)
                                                                 --------      --------
                                                                   43,512        49,286
                                                                 --------      --------
                                                                 $ 71,330      $ 85,521
                                                                 ========      ========

        See accompanying notes to the consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2000 and 1999
         (Unaudited and in thousands, except share and per share data)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                       ----------------------------      ----------------------------
                                                          2000             1999             2000             1999
                                                       -----------      -----------      -----------      -----------
Revenues                                               $    11,915      $    12,727      $    23,275      $    22,436
Cost of sales                                                9,876            8,646           19,688           16,380
                                                       -----------      -----------      -----------      -----------
     Gross profit                                            2,039            4,081            3,587            6,056
                                                       -----------      -----------      -----------      -----------
Operating expenses:
     Research and development                                1,495            1,510            2,960            3,224
     Sales and marketing                                     1,743            2,396            3,533            4,122
     General and administrative                              2,045            2,460            4,171            5,094
     Restructuring charge                                       --              523               --              523
     Provision for litigation settlement                      (387)          (2,221)            (387)          (2,221)
                                                       -----------      -----------      -----------      -----------
          Total operating expenses                           4,896            4,668           10,277           10,742
                                                       -----------      -----------      -----------      -----------

          Loss from operations                              (2,857)            (587)          (6,690)          (4,686)

Other income                                                   157              181              629              289
Interest income                                                236              202              478              404
Interest expense                                              (130)            (132)            (262)            (300)
                                                       -----------      -----------      -----------      -----------
          Loss before income taxes                          (2,594)            (336)          (5,845)          (4,293)
Income tax benefit                                              --               --               --               --
                                                       -----------      -----------      -----------      -----------
               Net loss                                $    (2,594)     $      (336)     $    (5,845)     $    (4,293)
                                                       ===========      ===========      ===========      ===========

Net loss per share - Basic and Diluted                 $     (0.20)     $     (0.03)     $     (0.45)     $     (0.33)
                                                       ===========      ===========      ===========      ===========
Weighted average common shares - Basic and Diluted      13,004,124       12,946,624       12,980,498       12,946,624
                                                       ===========      ===========      ===========      ===========

        See accompanying notes to the consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999
                          (Unaudited and in thousands)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                        2000         1999
                                                                      -------      -------
Net cash flow used in operating activities                            $(6,170)     $  (156)
                                                                      -------      -------
Cash flow (used in) provided by investing activities:
     Proceeds from sale of fixed assets                                   426        5,261
     Purchase of fixed assets                                            (617)        (303)
     Increase in intangible assets                                       (230)        (144)
     Decrease (increase) in other assets                                    3          (35)
     Payments on restructuring reserve                                   (705)        (666)
                                                                      -------      -------
          Net cash provided by investing activities                    (1,123)       4,113
                                                                      -------      -------

Cash flow from financing activities:
     Borrowings (payments) on revolving lines of credit, net            1,850       (1,338)
     Payments on term loans and capitalized leases                        (36)      (2,737)
     Proceeds from the issuance of stock                                   71           --
                                                                      -------      -------
          Net cash provided by (used in) financing activities           1,885       (4,075)
Net decrease in cash and cash equivalents                              (5,408)        (118)
Cash and cash equivalents, beginning of period                         21,571       20,262
                                                                      -------      -------
Cash and cash equivalents, end of period                              $16,163      $20,144
                                                                      =======      =======

        See accompanying notes to the consolidated financial statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1999 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and six months ended June 30, 2000 and for the three and six months ended June 30, 1999 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations and cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

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

3. LOSS PER SHARE

     Basic earnings per share (EPS) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three and six months ended June 30, 2000 a net loss was incurred and the impact of outstanding stock options on diluted EPS is anti-dilutive.

4. INVENTORY

     The following is a summary of inventory at June 30, 2000 and December 31, 1999:

                                         JUNE 30, 2000   DECEMBER 31, 1999
                                         -------------   -----------------
Raw materials and supplies                   $ 8,762          $ 9,027
Work in progress                               1,939            1,816
Finished goods                                 5,126            5,604
                                             -------          -------
                                             $15,827          $16,447
                                             =======          =======

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

     At June 30, 2000, the Company had $7,659 outstanding on the revolving line of credit. At December 31, 1999, the Company had $5,809 outstanding on the line of credit.

6. COMMITMENTS AND CONTINGENCIES

     As previously disclosed, the Company was named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed, and that adjustments would be made to the Company's previously announced financial results. The Company has settled the stockholder class action suits against the Company and certain of its current or former officers. The Honorable Warren K. Urbom of the United States District Court for the District of Nebraska approved the settlement, which also resulted in a dismissal of the stockholder class action suit pending in the District Court for Scotts Bluff County, Nebraska.

     In the quarter ended December 31, 1998, the Company recorded a special provision of $10 million related to the class actions suits against the Company. Upon entering the memorandum of understanding that contained the principal terms of the class action settlement, the Company revised its estimated costs related to the settlement of actions against the Company. This lowered the Company's operating expenses by $2.2 million in the second quarter of 1999 as the settlement was for an amount less than previously provided. The remaining reserves for litigation settlement and related costs include $1,083 included in accrued expenses and $5,996 included in the provision for litigation settlement. The remaining reserves for litigation settlement have been classified as long term to the extent that they will be extinguished through the issuance of 4,460,000 shares of common stock of the Company. It is anticipated that a portion of 4,460,000 shares will be issued in the third quarter and the remaining settlement shares issued by December 31, 2000.

     On November 4, 1998, Physician's Mutual Insurance Company filed an action in the District Court of Douglas County, Nebraska against the Company, PricewaterhouseCoopers, LLP and two former officers of the Company. The complaint contained common law causes of action for fraudulent misrepresentation, fraudulent concealment, and negligent misrepresentation against the defendants arising from the same facts and circumstances underlying the class actions. On May 9, 2000, the Company entered into a mutual release and settlement agreement with Physician's Mutual Insurance Company, PricewaterhouseCoopers, LLP and two former officers of the Company whereby the parties agreed to settlement of all the outstanding claims included in the complaint. The Company's portion of consideration for settling the compliant was previously accrued in the Company's litigation settlement reserves, which are included in accrued expenses. The Company's operating expenses were reduced by $0.4 million in the second quarter of 2000, as the settlements were for an amount less than previously provided.

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

     In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2000, have a total undrawn balance of $1,981. Of this total, $1,172 for one specific contract is collateralized by a cash reserve. Bonds, which expire on various dates through 2000, totaled $12,482 at June 30, 2000. As of that date, no bonds have been drawn upon.

     The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

7. SEGMENT AND RELATED INFORMATION

     The Company's reporting segments are strategic business units that offer different products and services. Management considers its operations to comprise two industry segments. One segment competes in the wireless communication industry where the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers, mobile and portable radios and trunked and conventional radio communication systems. The second business segment consists of business conducted in the information security industry, which comprises the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication.

     The following table is a summary of unaudited quarterly results for the three and six months ended June 30, 2000 and 1999.

                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                     JUNE 30,                  JUNE 30,
--------------------------------------------------------------------------------
IN THOUSANDS                    2000         1999         2000         1999
--------------------------------------------------------------------------------
SALES
Wireless Communication        $10,739      $11,121      $20,442      $18,874
Information Security            1,176        1,606        2,833        3,562
                              -------      -------      -------      -------
TOTAL SALES                    11,915       12,727       23,275       22,436
                              -------      -------      -------      -------
COST OF GOODS SOLD
Wireless Communication          9,457        8,043       18,776       14,702
Information Security              419          603          912        1,678
                              -------      -------      -------      -------
TOTAL COST OF GOODS SOLD        9,876        8,646       19,688       16,380
                              -------      -------      -------      -------
GROSS MARGIN
Wireless Communication          1,282        3,078        1,666        4,172
Information Security              757        1,003        1,921        1,884
                              -------      -------      -------      -------
TOTAL GROSS MARGIN            $ 2,039      $ 4,081      $ 3,587      $ 6,056
================================================================================

--------------------------------------------------------------------------------
GROSS MARGIN PERCENTAGE
Wireless Communication           11.9%        27.7%         8.1%        22.1%
Information Security             64.4%        62.5%        67.7%        52.9%
TOTAL GM PERCENTAGE              17.1%        32.1%        15.4%        27.0%
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain Consolidated Statements of Operations information (in thousands) as a percentage of revenues during the periods indicated:

                                                            THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------------------------
                                                    2000                     1999
                                                  ---------------------------------------------
Revenues                                          $11,915        100.0%    $12,727        100.0%
Cost of sales                                       9,876         82.9%      8,646         67.9%
                                                  -------        -----     -------        -----
Gross profit                                        2,039         17.1%      4,081         32.1%
                                                  -------        -----     -------        -----
Operating expenses:
     Research and development                       1,495         12.5%      1,510         11.9%
     Sales and marketing                            1,743         14.6%      2,396         18.8%
     General and administrative                     2,045         17.2%      2,460         19.3%
     Restructuring charge                              --          0.0%        523          4.1%
     Provision for litigation settlement             (387)        (3.2)%    (2,221)       (17.5)%
                                                  -------        -----     -------        -----
          Total operating expenses                  4,896         41.1%      4,668         36.7%
                                                  -------        -----     -------        -----
Loss from operations                               (2,857)       (24.0)%      (587)        (4.6)%
Other income                                          157          1.3%        181          1.4%
Interest income                                       236          2.0%        202          1.6%
Interest expense                                     (130)        (1.1)%      (132)        (1.0)%
                                                  -------        -----     -------        -----
Loss before income taxes                           (2,594)       (21.8)%      (336)        (2.6)%
Income tax benefit                                     --          0.0%         --          0.0%
                                                  -------        -----     -------        -----
          Net loss                                $(2,594)       (21.8)%   $  (336)        (2.6)%
                                                  =======        =====     =======         ====

                                                             SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------------------
                                                    2000                     1999
                                                  ---------------------------------------------
Revenues                                          $23,275         100.0%    $22,436        100.0%
Cost of sales                                      19,688          84.6%     16,380         73.0%
                                                  -------        -----     -------        -----
Gross profit                                        3,587          15.4%      6,056         27.0%
                                                  -------        -----     -------        -----
Operating expenses:
     Research and development                       2,960          12.7%      3,224         14.4%
     Sales and marketing                            3,533          15.2%      4,122         18.4%
     General and administrative                     4,171          17.9%      5,094         22.7%
     Restructuring charge                              --           0.0%        523          2.3%
     Provision for litigation settlement             (387)         (1.7)%    (2,221)        (9.9)%
                                                  -------        -----     -------        -----
          Total operating expenses                 10,277          44.1%     10,742         47.9%
                                                  -------        -----     -------        -----
Loss from operations                               (6,690)        (28.7)%    (4,686)       (20.9)%
Other income                                          629           2.7%        289          1.3%
Interest income                                       478           2.0%        404          1.8%
Interest expense                                     (262)         (1.1)%      (300)        (1.3)%
                                                  -------        -----     -------        -----
Loss before income taxes                           (5,845)        (25.1)%    (4,293)       (19.1)%
                                                  -------        -----     -------        -----
Income tax benefit                                     --           0.0%         --          0.0%
                                                  -------        -----     -------        -----
          Net loss                                $(5,845)        (25.1)%   $(4,293)       (19.1)%
                                                  =======         =====     =======        =====

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


Recent Development

     On July 27, 2000 the Company announced that it's EF Johnson subsidiary signed a Master Distribution Agreement with BearCom Group Inc. ("BearCom"). The agreement gives BearCom the right and license to distribute EF Johnson's SMARTNET-TM-/SmartZone-Registered Trademark- radio products under the EF Johnson label. SMARTNET-TM-/SmartZone-Registered Trademark- are registered trademarks of Motorola, and incorporate both analog and digital technology. EF Johnson is the only company licensed to use this trunking protocol on its products.

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

     Deferred revenue includes unearned warranty fees on extended product warranty contracts sold to customers. The Company recognizes the fees based on the expected warranty repairs to be incurred over the life of the contract. Deferred revenue also includes an advance payment received for products to be sold to Motorola. The advance payment was negotiated as part of an agreement to produce certain products during 2000, and is recognized as revenue is earned. At June 30, 2000, the balance of the Motorola advance payment was $1.2 million, as compared to $3.6 million at December 31, 1999.

     Revenues decreased 6% to $11.9 million in the second quarter of 2000, as compared to $12.7 million during the same period in 1999. Of total revenues in the second quarter, the wireless communication segment comprised $10.7 million, which represents a 3% decrease over segment revenues of $11.1 million during the year-ago period. Information security segment revenues of $1.2 million represent a 27% decline as compared to revenues of $1.6 million during 1999.

     Revenues increased 4% to $23.3 million during the first half of 2000, as compared to $22.4 million during the same period in 1999. Of total revenues in the first half, the wireless communication segment comprised $20.4 million, which represents an 8% increase over segment revenues of $18.9 million during the year-ago period.

Information security segment revenues of $2.8 million represent a 20% decline as compared to revenues of $3.6 million during 1999.

     The decrease in revenues of the wireless communication segment during the second quarter was primarily due to delays in the closing of orders from the federal government. While these delays are expected to be resolved during the third quarter, the Company has recently begun to focus certain sales and marketing efforts on the federal government arena, and there can be no assurances that such efforts will be successful. In addition, there were also delays in the introduction of the new SMARTNET-TM-/SmartZone-Registered Trademark- radio products. While these delays were substantially resolved by the end of the second quarter, there can be no assurances that the introduction of this new product line will be successful. For the half-year, the increased revenues are primarily the result of increased sales of equipment manufactured under contract at EF Johnson's Waseca, Minnesota facility. Revenues associated with this effort increased approximately 155% during the first half of 2000.

     The decline in revenues of the information security segment during both the second quarter and the half-year was primarily the result of product mix changes and not finalizing certain sales agreements during the period. The Company believes that the majority of the delayed agreements will be finalized later in the fiscal year.

     Total revenues from international sales decreased to $3.1 million for the first half of 2000, compared to $3.6 million for the same period in 1999. The decrease is primarily due to lower sales into Europe by the Company's information security segment. The Company's revenue during the first half of 2000 for Central and Latin America is comparable to the first half of 1999. Middle East and Asian revenues for the first half of 2000 increased approximately 31%, as compared to the first half of 1999, due to sales to a particular customer in Egypt. Overall, the Company expects continued decreases in Middle East and Asian revenues as a result of its decision to close its Hong Kong office during the second quarter of 1999.

     In an effort to further improve overall sales during 2000 and beyond, the Company plans to introduce new products, and to critically assess the price and overall profitability of existing products. For example, during the quarter EF Johnson introduced new portable and mobile radios that are compatible with Motorola's Smartnet-TM- trunking technology. In addition, the Company announced price increases on some of its products during July 2000. The timing, and overall acceptance, of the Company's introduction of new products and price increases will affect when and whether these new initiatives will favorably impact our results of operations.

Gross Profit

     Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Consolidated gross profit was $2.0 million (17.1% gross margin) for the second quarter of 2000, compared to $4.1 million (32.1% gross margin) for the same period in 1999. Gross margin for the wireless communications segment was 11.9% in the second quarter of 2000 and was 27.7% for the same period in 1999. Gross margin for the information security segment was 64.4% in the second quarter of 2000, and was 62.5% for the same period in 1999.

     Consolidated gross profit was $3.6 million (15.4% gross margin) for the first half of 2000, compared to $6.1 million (27.0% gross margin) for the same period in 1999. Gross margin for the wireless communications segment was 8.1% during the first half of 2000 and was 22.1% for the same period in 1999. Gross margin for the information security segment was 67.7% during the first half of 2000, and was 52.9% for the same period in 1999.

     In the wireless communication segment, the overall decline in the gross margin percentage from 1999 to 2000 was due to a number of factors. These include (1) product mix; (2) a higher relative percentage of revenues from lower margin contract manufacturing; (3) adjustments to the estimated costs to complete certain legacy systems projects; and (4) the level of sales not being sufficient to fully absorb the Company's manufacturing overhead.

     Gross margins were higher in the information security segment during the second quarter and first half of 2000, as compared to the year-ago periods, primarily because of product mix issues and the write-off of certain obsolete inventory and other adjustments during the first quarter of 1999. Without the inventory write-off and other adjustments, the gross margin would have been 66.2% during the first quarter of 1999 (as compared to 45.0%), and 62.3% for the first half of 1999.

     Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues for the respective period.

Research and Development

     Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. Research and development expenses during the second quarter of 2000, at $1.5 million, were the same as in the second quarter of 1999. The Company expects its research and development costs to increase in the future, as the Company continues to fill staffing vacancies and expand its product development efforts.

     Research and development expenses decreased to $3.0 million during the first half of 2000, from $3.2 million during the first half of 1999. This decrease was primarily due to a reduced engineering staff during the first quarter of 2000. As mentioned above, the Company expects its research and development costs to increase in the future, as the Company continues to fill staffing vacancies and expand its product development efforts.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation. Sales and marketing expenses decreased to $1.7 million in the second quarter of 2000, and to $3.5 million for the first half of the year, from $2.4 million in the second quarter of 1999 and $4.1 million in the first half of 1999. This reduction was primarily due to permanently reduced staffing levels as the Company improves its sales focus and marketing efforts, as well as from temporary vacancies in certain continuing positions. In addition, the Company closed its Hong Kong sales office during the third quarter of 1999, resulting in savings of approximately $0.6 million per year. Sales and marketing expenses decreased as a percentage of sales to 14.6% and 15.2% for the second quarter and first half of 2000, respectively, from 18.8% and 18.4% in the year-ago periods, respectively, primarily due to cost savings. However, the Company anticipates that sales and marketing expenses will increase as it continues to focus and enhance its efforts in this area.

General and Administrative

     General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, administration, and the amortization of intangible assets. General and administrative expenses decreased to $2.0 million and $4.2 million in the second quarter and first half of 2000, respectively, from $2.5 million and $5.1 million in the second quarter and first half of 1999, respectively. As a percentage of revenue, general and administrative expense declined to 17.2% and 17.9% of revenues in the second quarter and first half of 2000, respectively, from 19.3% and 22.7% of revenues in the second quarter and first half of 1999, respectively. The lower expenses are primarily the result of the restructuring begun in 1998, which brought the administrative organization more in line with the needs of the Company. For the remainder of the year, the Company anticipates general and administrative expenses to be similar to or slightly higher than the level experienced during the first half of 2000.

Restructuring Charge

     The Company incurred a $523,000 restructuring charge during the second quarter of 1999 as a result of the closure of its sales office in Hong Kong.

Provision for Litigation Settlement

     In the quarter ended December 31, 1998, the Company recorded a special provision of $10 million related to actions pending against the Company. Upon entering the memorandum of understanding, the Company revised its estimated costs related to the settlement of actions against the Company. This lowered the Company's operating expenses by $2.2 million in the second quarter of 1999 as the settlement was for an amount less than previously provided. The $387,000 adjustment recorded during the second quarter of 2000 is comprised of the settlement of litigation between the Company and PricewaterhouseCoopers, and the adjustment of a reserve associated with the settlement of the Physician's Mutual litigation.

Interest Income and Expense

     Interest income consists of interest earned on the Company's cash and investable funds. Interest expense relates to amounts payable on the Company's loans and bank lines of credit. Interest income was $236,000 in the second quarter of 2000, as compared to $202,000 in the second quarter of 1999. For the first half of 2000, interest income was $478,000, as compared to $404,000 during the same period in 1999. Interest Expense was $130,000 in the second quarter of 2000 as compared to $132,000 in the year-ago period. For the first half of 2000, interest expense was $262,000 as compared to $300,000 during the same period in 1999. Interest income and expense varies based on the relative interest rates earned or paid, and the amount of cash available or loans outstanding. The Company expects net interest income to continue to decline in 2000 as the cost of the Company's net borrowings continues to increase.

Other Income, net

     Other income for the second quarter of 2000 consists primarily of proceeds from the sale of a surplus property in Garner, Iowa. Other income for the first half of 2000 also includes funds received in settlement of arbitration proceedings by Transcrypt against EFJ Partners, the previous owners of EF Johnson, which the Company acquired in July 1997.

Benefit for Income Taxes

     The Company did not record a tax benefit in the three and six months ended June 30, 2000 and 1999. The Company did not recognize a tax benefit associated with its loss during 2000 and 1999 because the amount of the Deferred Tax Assets shown on the Consolidated Balance Sheet is management's estimate of the amount that is more likely than not to be realized.

Liquidity and Capital Resources

     Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

     The Company's operating activities used cash of $6.2 million in the first six months of 2000, as compared to $0.2 million in the first six months of 1999. Cash used in operating activities in the first six months of 2000 consisted primarily of a net loss plus a decrease in accounts payable and accrued liabilities, and a net decrease in advance payments made by customers. These uses of cash were offset in part by depreciation and amortization, a decrease in inventory, and a decrease in accounts receivable.

     Cash used by investing activities totaled $1.1 million for the first six months of 2000 as compared to cash generated by investing activities of $4.1 million in the first six months of 1999. The 1999 activities included $5.3 million in proceeds from the sale of fixed assets. Capital expenditures of $0.6 million for the first six months of 2000, as compared to $0.3 million for the first six months of 1999, consisted primarily of manufacturing equipment and computer equipment.

     Financing activities generated cash of $1.9 million in the first six months of 2000, which primarily consisted of advances on the Company's line of credit with U.S. Bank. During the first six months of 1999, the Company used $4.1 million in financing activities for the payment of lines of credit and term loans.

     As of March 31, 2000, the Company had $7.7 million in outstanding indebtedness under its line of credit with the bank. It is a secured line of credit not to exceed $10.0 million. Interest is at a variable rate of 1.25% over the interest rate earned on the $10.0 million on certificates of deposit pledged as security on the bank line of credit. This line of credit, which was originally due on June 1, 2000, has been extended to September 1, 2000 and is collateralized by substantially all the Company's assets, including the previously mentioned certificates of deposit.

     The Company does not anticipate paying cash dividends in the foreseeable future.

As of June 30, 2000, the Company had $16.2 million in cash and cash equivalents. This amount includes the $10.0 million in certificates of deposit pledged as security on its bank line of credit, and $1.2 million in cash that is pledged as collateral for a letter of credit associated with a guarantee on a certain contract. There was approximately $2.3 million available under its bank line of credit at June 30, 2000. The Company's bank line of credit expires on September 1, 2000 and the Company is currently in the process of either renewing the current line of credit or securing a replacement facility. The Company believes that its cash, cash equivalents, and lines of credit will be sufficient to meet anticipated cash needs for working capital and for capital expenditures through 2000. However, if sales do not increase and operating losses do not decline, or the Company incurs unanticipated substantial costs, the Company may be required to seek additional financing or funding sources, including possible sale of securities. No assurance can be given that the Company will be able to obtain such additional funding or financing, or a renewal of its line of credit or be able to obtain financing on satisfactory terms.

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


ITEMS 2 - 3.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Stockholders was held on May 18, 2000.

     (b) At the meeting, management's nominees as set forth in the proxy statement for the meeting, Dr. Edward Bersoff and Mr. Winston Wade were elected. The election of both Dr. Bersoff and Mr. Wade was approved by a vote of 10,016,892 shares in favor and 112,341 shares withheld.

     (c) The proposal to amend the 1996 Incentive Stock Option Plan to increase the number of authorized shares of common stock from 2.0 million to
          2.6 million was approved by a vote of 9,593,181 shares in favor, 398,640 shares against and 137,412 shares abstaining. There were no broker nonvotes.

     (d) The proposal to ratify the appointment of KPMG LLP, as independent public accountants for 2000 was approved by a vote of 9,993,118 shares in favor, 97,224 shares against and 38,871 shares abstaining.


ITEM 5.


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

                                   TRANSCRYPT INTERNATIONAL, INC.


Date: August 10, 2000              By: /s/ Massoud Safavi
                                      -------------------------------
                                        Massoud Safavi
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)