Form 10-Q
period 2000-09-30
TRANSCRYPT INTERNATIONAL INC
filed 2000-11-08
CIK 1023516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549-1004

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                    DELAWARE
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   47-0801192
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

                  YES  [X]        NO [ ]


          As of October 30, 2000, 14,342,123 shares of the Registrant's
                         Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                                 (in thousands)


                                         ASSETS                                      (unaudited)
                                                                                     SEPTEMBER 30,              DECEMBER 31,
                                                                                         2000                       1999
                                                                              ---------------------     ----------------------
Current assets:
       Cash and cash equivalents                                                           $13,270                    $21,571
       Accounts receivable, net                                                              6,701                     12,675
       Receivables - other                                                                     561                        316
       Cost in excess of billings on uncompleted contracts                                   1,818                      2,298
       Inventory                                                                            15,783                     16,447
       Prepaid expenses                                                                        537                        500
       Deferred tax assets                                                                   2,395                      2,395
                                                                              ---------------------     ----------------------
                       Total current assets                                                 41,065                     56,202

Property, plant and equipment, net                                                           2,513                      3,766
Deferred tax assets                                                                          9,981                      9,981
Intangible assets, net                                                                      14,031                     15,011
Other assets                                                                                   546                        561
                                                                              ---------------------     ----------------------
                                                                                           $68,136                    $85,521
                                                                              =====================     ======================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Revolving line of credit                                                             $7,950                     $5,809
       Current portion of long-term debt                                                        43                        116
       Accounts payable                                                                      6,595                      8,514
       Billings in excess of cost on uncompleted contracts                                   1,178                      5,116
       Deferred revenue                                                                        589                      4,090
       Accrued expenses                                                                      3,273                      5,764
                                                                              ---------------------     ----------------------
                       Total current                                                        19,628                     29,409
                       liabilities

Provision for litigation settlement                                                          4,197                      5,996
Long-term debt, net of current portion                                                          29                        197
Deferred revenue                                                                               450                        633
                                                                              ---------------------     ----------------------
                                                                                            24,304                     36,235
                                                                              ---------------------     ----------------------
Commitments and contingencies
Stockholders' equity:

       Preferred stock                                                                           -                          -
       Common stock                                                                            143                        130
       Additional paid-in capital                                                           92,188                     90,331
       Accumulated deficit                                                                 (48,499)                   (41,175)
                                                                              ---------------------     ----------------------
                                                                                            43,832                     49,286
                                                                              ---------------------     ----------------------
                                                                                           $68,136                    $85,521
                                                                              =====================     ======================



              See accompanying notes to the consolidated financial
                                  statements.

ITEM 1.  FINANCIAL STATEMENTS  (CONTINUED)

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2000 and 1999
          (Unaudited and in thousands, except share and per share data)


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ---------------------------    ---------------------------
                                                                 2000           1999           2000            1999
                                                          ------------    -----------    -----------    ------------

Revenues                                                      $11,664        $15,323        $34,939         $37,760
Cost of sales                                                   8,098          9,917         27,786          26,298
                                                          ------------    -----------    -----------    ------------
      Gross profit                                              3,566          5,406          7,153          11,462
                                                          ------------    -----------    -----------    ------------
Operating expenses:
    Research and development                                    1,417          1,220          4,377           4,445
    Sales and marketing                                         1,708          1,885          5,241           6,006
    General and administrative                                  2,009          2,287          6,180           7,381
    Restructuring charge                                            -              -              -             523
    Provision for litigation settlement                             -              -           (387)         (2,221)
                                                          ------------    -----------    -----------    ------------
      Total operating expenses                                  5,134          5,392         15,411          16,134
                                                          ------------    -----------    -----------    ------------
      Income (loss) from operations                            (1,568)            14         (8,258)         (4,672)

Other income (expense)                                             33            (33)           662             256
Interest income                                                   210            263            688             667
Interest expense                                                 (155)           (95)          (417)           (395)
                                                          ------------    -----------    -----------    ------------
      Income (loss) before income taxes                        (1,480)           149         (7,325)         (4,144)
Income tax benefit                                                  -              -              -               -
                                                          ------------    -----------    -----------    ------------
           Net income (loss)                                  $(1,480)          $149        $(7,325)        $(4,144)
                                                          ============    ===========    ===========    ============
Net income (loss) per share - Basic and                       $ (0.11)         $0.01        $ (0.56)         $(0.32)
Diluted
                                                          ============    ===========    ===========    ============
Weighted average common shares - Basic                     13,731,297     12,946,624     12,997,555      12,946,624
                                                          ============    ===========    ===========    ============
Weighted average common shares - Diluted                   13,731,297     13,203,130     12,997,555      12,946,624
                                                          ============    ===========    ===========    ============













              See accompanying notes to the consolidated financial
                                  statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2000 and 1999
                          (Unaudited and in thousands)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ---------------------------------------------------
                                                                                            2000                      1999
                                                                        ------------------------- -------------------------

Net cash flow used in operating activities                                               $(9,091)                  $(4,220)
                                                                        ------------------------- -------------------------
Cash flow (used in) provided by investing activities:
  Proceeds from sale of fixed assets                                                         426                     5,272
  Purchase of fixed assets                                                                  (687)                     (504)
  Increase in intangible assets                                                             (230)                     (146)
  Decrease in other assets                                                                    15                        54
  Payments on restructuring reserve                                                         (705)                     (666)
                                                                        ------------------------- -------------------------
          Net cash (used in) provided by investing activities                             (1,181)                    4,010
                                                                        ------------------------- -------------------------
Cash flow from financing activities:
  Borrowings (payments) on revolving lines of credit, net                                  2,141                      (336)
  Payments on term loans and capitalized leases                                             (241)                   (2,597)
  Proceeds from the issuance of stock                                                         71                         -
                                                                        ------------------------- -------------------------
          Net cash provided by (used in) financing activities                              1,971                    (2,933)
                                                                        ------------------------- -------------------------
Net decrease in cash and cash equivalents                                                 (8,301)                   (3,143)

Cash and cash equivalents, beginning of period                                            21,571                    20,262
                                                                        ------------------------- -------------------------
Cash and cash equivalents, end of period                                                 $13,270                   $17,119
                                                                        ========================= =========================



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         For the nine months ended September 30, 2000, $1,799 in stock was issued for a liability associated with the settlement of a class action as a non-cash activity.






              See accompanying notes to the consolidated financial
                                  statements.

                 TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Unaudited and in thousands, except share and per share data)

1. GENERAL

         The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 1999 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation.

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

3. LOSS PER SHARE

         Basic earnings per share (EPS) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three and nine months ended September 30, 2000 and the nine months ended September 30, 1999, a net loss was incurred and the impact of outstanding stock options on diluted EPS is anti-dilutive.

4. INVENTORY

         The following is a summary of inventory at September 30, 2000 and December 31, 1999:

                                               SEPTEMBER 30, 2000                  DECEMBER 31, 1999
                                               ------------------                  -----------------

Raw materials and supplies                       $   8,221                           $   9,027
Work in progress                                     1,993                               1,816
Finished goods                                       5,569                               5,604
                                                    ------                               -----
                                                 $  15,783                           $  16,447
                                                    ======                              ======

5. REVOLVING LINES OF CREDIT

         The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10,000. The variable interest rate is 1.25% over the interest rate earned on the $10,000 cash collateral used as security on the bank line of credit. The working capital line expires on June 1, 2001, and is collateralized by substantially all the Company's assets, including $10,000 in certificates of deposit with the bank.

         At September 30, 2000, the Company had $7,950 outstanding on the revolving line of credit. At December 31, 1999, the Company had $5,809 outstanding on the line of credit.

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

         In the quarter ended December 31, 1998, the Company recorded a special provision of $10 million related to the class actions suits against the Company. Upon entering the memorandum of understanding that contained the principal terms of the class action settlement, the Company revised its estimated costs related to the settlement of actions against the Company. This lowered the Company's operating expenses by $2.2 million in the second quarter of 1999 as the settlement was for an amount less than previously provided. The remaining reserves for litigation settlement and related costs include $1,062 included in accrued expenses and $4,197 included in the provision for litigation settlement. The remaining reserves for litigation settlement have been classified as long term to the extent that they will be extinguished through the issuance of shares of common stock of the Company. In accordance with the litigation settlement, the Company issued 1,337,999 shares of common stock of the Company in the third quarter of 2000. The remaining 3,122,001 shares, which the Company is obligated to issue under the settlement, are anticipated to be issued by December 31, 2000.

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

         In April 1998, the Securities and Exchange Commission ("SEC") issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. As part of this investigation, the SEC is also examining the conduct of certain former officers of the Company. The Company has an obligation to defend and/or indemnify certain former employees. The Company has discussed possible settlement of the investigation or any pending enforcement action against the Company or its affiliated parties relating to these events. At this time, it is unknown whether the Company will settle the SEC formal order of investigation. While the Company has a reasonable expectation of the outcome of the SEC investigation regarding the Company, it is still unknown what actions will ultimately be taken against former officers and, therefore, the Company cannot determine the total exposure of any future obligations to defend and/or indemnify these former officers. However, based on the information currently available, the Company has accrued its best estimate of the expected outcome. It is the Company's current expectation that the SEC investigation will not result in a monetary sanction against the Company. In addition, the Company has submitted an offer for settlement in anticipation of cease-and-desist proceedings to be instituted pursuant to Section 8A of the Securities Act of 1993 and Section 21C of the Securities Exchange Act of 1934. The Company's offer of settlement does not contain a monetary sanction against the Company. However, the SEC has not approved any settlement with the Company. Furthermore, the SEC has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties, imposition of a cease and desist order and issuance of removal and prohibition orders against Company-affiliated persons, among other things.

         The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

         In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2000, have a total undrawn balance of $2,883. Bonds, which expire on various dates through 2000, totaled $16,602 at September 30, 2000. As of that date, no bonds have been drawn upon.

         The Company is evaluating all of its product lines and business segments, and has implemented and is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues, including workforce reductions, elimination of certain products and product lines, and exit from certain markets. As a result of these initiatives, the Company reduced its workforce by approximately 22% on November 6, 2000. Accordingly, a $0.3 million reserve will be established during the fourth quarter of 2000 to cover the severance costs and other expenses associated with this workforce reduction. Implementation of any additional plan resulting from these initiatives in the future may result in substantial up front costs and cash expenditures. The Company can provide no assurance that its liquidity and cash flows will be adequate to implement the necessary initiatives. In addition, the Company cannot guarantee that any executed initiative to reduce operating expenses will not have a material adverse effect on the Company's long-term business and financial condition.

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

         The following table is a summary of unaudited quarterly results for the three and nine months ended September 30, 2000 and 1999.


                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                -----------------------------------------------------------------------------------------
                IN THOUSANDS                         2000           1999            2000            1999
                -----------------------------------------------------------------------------------------
                SALES
                Wireless Communication             $9,583        $13,979         $30,025         $32,854
                Information Security                2,081          1,344           4,914           4,906
                                               -----------   ------------   -------------   -------------
                TOTAL SALES                        11,664         15,323          34,939          37,760
                                               -----------   ------------   -------------   -------------
                COST OF GOODS SOLD
                Wireless Communication              7,518          9,486          26,294          24,189
                Information Security                  580            431           1,492           2,109
                                               -----------   ------------   -------------   -------------
                TOTAL COST OF GOODS SOLD            8,098          9,917          27,786          26,298
                                               -----------   ------------   -------------   -------------
                GROSS MARGIN
                Wireless Communication              2,065          4,493           3,731           8,665
                Information Security                1,501            913           3,422           2,797
                                               -----------   ------------   -------------   -------------
                TOTAL GROSS MARGIN                 $3,566         $5,406          $7,153         $11,462
                =========================================================================================
                -----------------------------------------------------------------------------------------
                GROSS MARGIN PERCENTAGE
                Wireless Communication              21.5%          32.1%           12.4%           26.4%
                Information Security                72.1%          67.9%           69.6%           57.0%
                TOTAL GM PERCENTAGE                 30.6%          35.3%           20.5%           30.4%
                -----------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain Consolidated Statements of Operations information (in thousands) as a percentage of revenues during the periods indicated:

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------------------------------
                                                             2000                         1999
                                                       ------------------------------------------------------
                  Revenues                                $11,664        100.0%        $15,323        100.0%
                  Cost of sales                             8,098         69.4%          9,917         64.7%
                                                       -----------   -----------    -----------   -----------
                  Gross profit                              3,566         30.6%          5,406         35.3%
                                                       -----------   -----------    -----------   -----------
                  Operating expenses:
                       Research and development             1,417         12.1%          1,220          8.0%
                       Sales and marketing                  1,708         14.6%          1,885         12.3%
                       General and administrative           2,009         17.2%          2,287         14.9%
                                                       -----------   -----------    -----------   -----------
                            Total operating expenses        5,134         44.0%          5,392         35.2%
                                                       -----------   -----------    -----------   -----------
                  Income (loss) from operations            (1,568)       (13.4)%            14          0.0%
                  Other income                                 33          0.3%            (33)        (0.2)%
                  Interest income                             210          1.8%            263          1.7%
                  Interest expense                           (155)        (1.3)%           (95)        (0.6)%
                                                       -----------   -----------    -----------   -----------
                  Income (loss) before income taxes        (1,480)       (12.7)%           149          0.9%
                  Income tax benefit                            -          0.0%              -          0.0%
                                                       -----------   -----------    -----------   -----------
                      Net income (loss)                   $(1,480)       (12.7)%          $149          0.9%
                                                       ===========   ===========    ===========   ===========

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------------------------------
                                                             2000                         1999
                                                       ------------------------------------------------------
                  Revenues                                $34,939        100.0%        $37,760        100.0%
                  Cost of sales                            27,786         79.5%         26,298         69.6%
                                                       -----------   -----------    -----------   -----------
                  Gross profit                              7,153         20.5%         11,462         30.4%
                                                       -----------   -----------    -----------   -----------
                  Operating expenses:
                       Research and development             4,377         12.5%          4,445         11.8%
                       Sales and marketing                  5,241         15.0%          6,006         15.9%
                       General and administrative           6,180         17.7%          7,381         19.6%
                       Restructuring charge                     -          0.0%            523          1.4%
                       Provision for litigation
                         settlement                          (387)        (1.1)%        (2,221)        (5.9)%

                                                       -----------   -----------    -----------   -----------
                            Total operating expenses       15,411         44.1%         16,134         42.7%
                                                       -----------   -----------    -----------   -----------
                  Loss from operations                     (8,258)       (23.6)%        (4,672)       (12.4)%
                  Other income                                662          1.9%            256          0.7%
                  Interest income                             688          2.0%            667          1.8%
                  Interest expense                           (417)        (1.2)%          (395)        (1.1)%
                                                       -----------   -----------    -----------   -----------
                  Loss before income taxes                 (7,325)       (21.0)%        (4,144)       (11.0)%
                  Income tax benefit                            -          0.0%              -          0.0%
                                                       -----------   -----------    -----------   -----------
                            Net loss                      $(7,325)       (21.0)%       $(4,144)       (11.0)%
                                                       ===========   ===========    ===========   ===========

         Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the outcome of the pending investigation by the SEC, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, the Company's other business plans for the future, and the outcome of pending litigation involving the Company. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. BUSINESS -- Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The Company is evaluating all of its product lines and business segments, and has implemented and is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues, including workforce reductions, elimination of certain products and product lines, and exit from certain markets. As a result of these initiatives, the Company reduced its workforce by approximately 22% on November 6, 2000. Accordingly, a $0.3 million reserve will be established during the fourth quarter of 2000 to cover the severance costs and other expenses associated with this workforce reduction. Implementation of any additional plan resulting from these initiatives in the future may result in substantial up front costs and cash expenditures. The Company can provide no assurance that its liquidity and cash flows will be adequate to implement the necessary initiatives. In addition, the Company cannot guarantee that any executed initiative to reduce operating expenses will not have a material adverse effect on the Company's long-term business and financial condition.

         The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Recent Developments

         In September 2000, the Company re-engaged the services of ING Barings LLC to act as its financial advisor. ING Barings was originally retained during July of 1999 to assist the Company in its review of strategic and financial alternatives, and will perform a similar function during this engagement.

         On October 2, 2000, the Company announced that it's EF Johnson subsidiary won a significant acceptance milestone with its primary contractor to supply a conventional Mutual Aid System for Minnesota Metro. The contractor recently accepted EF Johnson's system after extensive factory acceptance testing at the Company's Operations center located in Waseca, Minnesota.

     On October 20, 2000, the Company announced that it's EF Johnson subsidiary received a contract number issued by the U.S. General Services Administration
(GSA) that allows federal agencies to purchase EF Johnson wireless communications solutions without the need to undergo a formal bid process. The GSA reviewed and accepted the proposal submitted by EF Johnson after a year-long evaluation period. The contract number is valid through September 26, 2005, and covers a selection of Project 25, SMARTNET(TM)II/SmartZone-Registered Trademark-, and conventional radio products.

         On November 6, 2000, the Company announced a reduction in force of 69 people at its EF Johnson subsidiary, or approximately 22% of the total Company workforce. Accordingly, a $0.3 million reserve will be established during the fourth quarter of 2000 to cover the severance costs and other expenses associated with this workforce reduction.

         On November 6, 2000 the Company released an open letter to shareholders signed by Michael E. Jalbert, Transcrypt's Chairman and Chief Executive Officer. The letter discussed the Company's outlook for the rest of the fiscal year, recent initiatives and changes implemented by management, and next year's outlook. This document was furnished to the SEC under item 9 of a Report on Form 8K dated November 6, 2000.

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

         Deferred revenue includes unearned warranty fees on extended product warranty contracts sold to customers. The Company recognizes the fees based on the expected warranty repairs to be incurred over the life of the contract. Deferred revenue on December 31, 1999 also includes an advance payment received for products sold to Motorola. The advance payment was negotiated as part of an agreement to produce certain products during 2000, and was recognized as revenue was earned. At September 30, 2000, the revenue associated with the Motorola advance payment was fully recognized, as compared to an unrecognized balance of $3.6 million at December 31, 1999.

         Revenues decreased 24% to $11.7 million in the third quarter of 2000, as compared to $15.3 million during the same period in 1999. Of total revenues in the third quarter, the wireless communication segment comprised $9.6 million, which represents a 31% decrease over segment revenues of $14.0 million during the year-ago period. Information security segment revenues of $2.1 million represent a 55% increase as compared to revenues of $1.3 million during 1999.

         Revenues decreased 8% to $34.9 million during the first nine months of 2000, as compared to $37.8 million during the same period in 1999. Of total revenues in the nine months ended September 30, 2000, the wireless communication segment comprised $30.0 million, which represents a 9% decrease over segment revenues of $32.9 million during the year-ago period. Information security segment revenues of $4.9 million represent the same level as generated during 1999.

         The decrease in revenues during third quarter, as compared to the year-ago period, is primarily the result of lower revenues generated by systems installation projects at the Company's EF Johnson subsidiary. Systems installation revenues were $2.4 million during the third quarter of 2000, as compared to $5.8 million during the third quarter of 1999. Since EF Johnson uses the percentage of completion method of revenue recognition on its systems installation projects, revenue is dependent upon the amount of work completed compared to the total work to be done. EF Johnson completed a significant amount of work on several systems installation projects during the third quarter of 1999. The result was significant revenues from system installation projects during that quarter. The Company completed a lower volume of work on systems installation projects during the third quarter of 2000, resulting in lower revenues as compared to the year-ago period. In addition, there was $0.6 million in revenues derived from the execution of "Year 2000" upgrades during the third quarter of 1999 that were not duplicated in the current fiscal year. Finally, while there was an incremental increase in federal sales over the second quarter, there were delays in the closing of orders with the federal government, on which the Company has recently begun to focus certain sales and marketing efforts. These issues also resulted in revenues during the first nine months of 2000, at $34.9 million, that were $2.8 million lower than the $37.8 million generated during the year-ago period.

         The increase in revenues of the information security segment during the third quarter was primarily the result of timing issues associated with finalizing certain sales agreements during the current period, rather than in previous periods during the fiscal year. For the nine months, revenues were the same as the year-ago period.

         Total revenues from international sales decreased to $5.1 million for the first nine months of 2000, compared to $5.5 million for the same period in 1999. The decrease is primarily due to lower sales into Europe by the Company's information security segment and lower sales into Central and South America by its wireless communications segment. The Company's revenue during the first nine months of 2000 for Central and Latin America is 45% lower than the first nine months of 1999. However, Middle East and Asian revenues for the first nine months of 2000 increased approximately 135%, as compared to the first nine months of 1999, due to sales to a particular customer in Egypt. Overall, the Company anticipates continued decreases in international revenues as a result of management's continuing evaluation of the overall profitability of that market segment.

         In an effort to further improve overall sales during 2000 and beyond, the Company plans to introduce new products, and to critically assess the price and overall profitability of existing products. For example, during the second quarter EF Johnson introduced new portable and mobile radios that are compatible with Motorola's Smartnet-TM- trunking technology. During the third quarter, the Company announced price increases on some of its products. During the fourth quarter and beyond, the Company may continue to make changes to its product offerings and prices. The timing, and overall acceptance, of the Company's price changes, introduction of new products, and potential de-emphasis of certain existing products and markets will affect when and whether these new initiatives will favorably impact our results of operations.

Gross Profit

         Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Consolidated gross profit was $3.6 million (30.6% gross margin) for the third quarter of 2000, compared to $5.4 million (35.3% gross margin) for the same period in 1999. Gross margin for the wireless communications segment was 21.5% in the third quarter of 2000 and was 32.1% for the same period in 1999. Gross margin for the information security segment was 72.1% in the third quarter of 2000, and was 67.9% for the same period in 1999.

         Consolidated gross profit was $7.2 million (20.5% gross margin) for the first nine months of 2000, compared to $11.5 million (30.4% gross margin) for the same period in 1999. Gross margin for the wireless communications segment was 12.4% during the first nine months of 2000 and was 26.4% for the same period in 1999. Gross margin for the information security segment was 69.6% during the first nine months of 2000, and was 57.0% for the same period in 1999.

         In the wireless communication segment, the overall decline in the gross margin percentage from 1999 to 2000 was due to a number of factors. These include: (1) product mix; (2) a higher relative percentage of revenues from lower margin contract manufacturing; (3) lower overall margins on sales into the Company's commercial markets; (4) adjustments to the estimated costs to complete certain legacy systems projects; and (5) the level of sales not being sufficient to fully absorb the Company's manufacturing overhead. In an effort to improve overall gross margins at EF Johnson, the Company is continuing a thorough review of the profitability of certain product lines and market segments. The Company is evaluating various actions intended to maximize gross margins, including the elimination of some product lines, exit from some markets, and workforce reductions. There can be no assurances that any of these actions, if implemented, will result in improved overall gross margins.

         Gross margins were higher in the information security segment during the third quarter and first nine months of 2000, as compared to the year-ago periods, primarily because of product mix issues and the write-off of certain obsolete inventory and other adjustments during the first quarter of 1999. Without the inventory write-off and other adjustments, the gross margin would have been 66.2% during the first quarter of 1999 (as compared to 45.0%) and 65.5% for the first nine months of 1999.

         Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues for the respective period.

Research and Development

         Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. Research and development expenses during the third quarter of 2000, at $1.4 million, were $0.2 million higher than the third quarter of 1999 primarily due to increased staffing levels. Consistent with its initiatives to bring operating expenses in line with revenues, management anticipates that its research and development costs will decrease in the future, as the Company assesses its product lines, business segments, and product development efforts.

         Research and development expenses, at $4.4 million during the first nine months of 2000, were the same as during the first nine months of 1999.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation. Sales and marketing expenses decreased to $1.7 million in the third quarter of 2000, and to $5.2 million for the first nine months of the year, from $1.9 million in the third quarter of 1999 and $6.0 million in the first nine months of 1999. This reduction was primarily due to permanently reduced staffing levels as the Company improves its sales focus and marketing efforts, as well as from temporary vacancies in certain continuing positions. In addition, the Company closed its Hong Kong sales office during the third quarter of 1999, resulting in savings of approximately $0.6 million per year. Sales and marketing expenses increased as a percentage of sales to 14.6% for the third quarter of 2000, compared to 12.3% during the year-ago period, primarily due to lower revenues during the current period. For the first nine months of 2000, sales and marketing expenses decreased as a percentage of sales, from 15.9% to 15.0%, primarily due to the previously mentioned permanent and temporary reductions in staffing levels. Consistent with its initiatives to bring operating expenses in line with revenues, management anticipates that its sales and marketing costs will decrease in the future.

General and Administrative

         General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, administration, and the amortization of intangible assets. General and administrative expenses decreased to $2.0 million and $6.2 million in the third quarter and first nine months of 2000, respectively, from $2.3 million and $7.4 million in the third quarter and first nine months of 1999, respectively. As a percentage of revenue, general and administrative expense increased to 17.2% of revenues in the third quarter of 2000 from 14.9% of revenues in the third quarter of 1999, and declined to 17.7% during the first nine months of 2000 from 19.6% during the same period in 1999. The lower expenses are primarily the result of the restructuring begun in 1998, which brought the administrative organization more in line with the needs of the Company. The Company anticipates general and administrative expenses will decline, which is consistent with management's initiatives to bring operating expenses in line with revenues.

Restructuring Charge

         The Company incurred a $523,000 restructuring charge during the second quarter of 1999 as a result of the closure of its sales office in Hong Kong.

Provision for Litigation Settlement

         In the quarter ended December 31, 1998, the Company recorded a special provision of $10 million related to actions pending against the Company. Upon entering the memorandum of understanding, the Company revised its estimated costs related to the settlement of actions against the Company. This lowered the Company's operating expenses by $2.2 million in the second quarter of 1999 as the settlement was for an amount less than previously provided. A $387,000 adjustment was recorded during the second quarter of 2000, and is comprised of the settlement of litigation between the Company and PricewaterhouseCoopers and the adjustment of a reserve associated with the settlement of the Physician's Mutual litigation.

Interest Income and Expense

         Interest income consists of interest earned on the Company's cash and investable funds. Interest expense relates to amounts payable on the Company's loans and bank lines of credit. Interest income was $210,000 in the third quarter of 2000, as compared to $263,000 in the third quarter of 1999. For the first nine months of 2000, interest income was $688,000, as compared to $667,000 during the same period in 1999. Interest Expense was $155,000 in the third quarter of 2000 as compared to $95,000 in the year-ago period. For the first nine months of 2000, interest expense was $417,000 as compared to $395,000 during the same period in 1999. Interest income and expense varies based on the relative interest rates earned or paid, and the amount of cash available or loans outstanding. The Company expects net interest income to continue to decline in 2000 as the cost of the Company's net borrowings continues to increase.

Other Income, net

         Other income for the third quarter of 2000 consists primarily of proceeds from the sale of a surplus property in Garner, Iowa, and royalty income from the licensing of certain intellectual property. Other income for the first nine months of 2000 also includes funds received in settlement of arbitration proceedings by Transcrypt against EFJ Partners, the previous owners of EF Johnson, which the Company acquired in July 1997.

Benefit for Income Taxes

         The Company did not record a tax benefit in the three and nine months ended September 30, 2000 and 1999. The Company did not recognize a tax benefit associated with its loss during 2000 and 1999 because the amount of the Deferred Tax Assets shown on the Consolidated Balance Sheet is management's estimate of the amount that is more likely than not to be realized.

Liquidity and Capital Resources

         Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

         The Company's operating activities used cash of $9.1 million in the first nine months of 2000, as compared to $4.2 million in the first nine months of 1999. Cash used in operating activities in the first nine months of 2000 consisted primarily of a net loss plus a decrease in accounts payable and accrued liabilities, and a net decrease in advance payments made by customers. These uses of cash were offset in part by depreciation and amortization, a decrease in inventory, and a decrease in accounts receivable.

         Cash used in investing activities totaled $1.2 million for the first nine months of 2000 as compared to cash generated by investing activities of $4.0 million in the first nine months of 1999. The 1999 activities included $5.3 million in proceeds from the sale of fixed assets. Capital expenditures of $0.7 million for the first nine months of 2000, as compared to $0.5 million for the first nine months of 1999, consisted primarily of manufacturing equipment and computer equipment.

         Financing activities generated cash of $2.0 million in the first nine months of 2000, which primarily consisted of advances on the Company's line of credit with U.S. Bank. During the first nine months of 1999, the Company used $0.3 million in financing activities for the payment of the line of credit.

         As of September 30, 2000, the Company had $7.9 million in outstanding indebtedness under its line of credit with the bank. It is a secured line of credit not to exceed $10.0 million. Interest is at a variable rate of 1.25% over the interest rate earned on the $10.0 million on certificates of deposit pledged as security on the bank line of credit. This line of credit is due on June 1, 2001 and is collateralized by substantially all the Company's assets, including the previously mentioned certificates of deposit.

         The Company does not anticipate paying cash dividends in the foreseeable future.

         As of September 30, 2000, the Company had $13.3 million in cash and cash equivalents. This amount includes the $10.0 million in certificates of deposit pledged as security on its bank line of credit. There was approximately $1.1 million available under its bank line of credit at September 30, 2000. The Company's bank line of credit expires on June 1, 2001 and the Company is currently in the process of analyzing alternatives to its current facility that may provide for more favorable terms. The Company believes that its cash, cash equivalents, and lines of credit will be sufficient to meet anticipated cash needs for working capital and for capital expenditures through 2000. However, if sales do not increase, expenses and operating losses do not decline, or the Company incurs unanticipated substantial costs, the Company may be required to seek additional financing or funding sources, including possible sale of securities. No assurance can be given that the Company will be able to obtain such additional funding or financing, or a renewal of its line of credit, or be able to obtain financing on satisfactory terms.

Recently Issued Accounting Standards

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ended December 31, 2000. While the Company continues to evaluate the impact that SAB 101 will have on the timing of revenue recognition in future periods, it does not anticipate significant changes to its current revenue recognition methods.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at their fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign currency denominated forecasted transaction. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the effect of SFAS 133 to be significant to its financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 11, 2000, the Company issued 1,337,999 shares of common stock in conjunction with the previously court approved settlement of a class action lawsuit. The shares were issued pursuant to section 3(a)(10) of the Securities Act of 1933. As a result of the issuance of the shares, the Company reduced the reserve established for the settlement of the class action by $1.8 million during the third quarter.

ITEMS 3 - 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are being filed herewith:

           EXHIBIT NO.                 DESCRIPTION

               11              Computation of net income (loss) per share.
               27              Financial Data Schedule

         (b) Reports on Form 8-K

               The Company filed a report on Form 8K on November 7, 2000 under
          Item 5. "Other Events" to report a press release announcing the Company's third quarter 2000 financial results. Also included on that Form 8K, the Company furnished information under Item 9. "Regulation FD Disclosure" to report a press release announcing an open letter to shareholders signed by Michael E. Jalbert, Transcrypt's Chairman and Chief Executive Officer.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANSCRYPT INTERNATIONAL, INC.




Date:    November 6, 2000              By:  /s/ Massoud Safavi
                                            ------------------

                                          Massoud Safavi
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)