Form 10-K405
period 2000-12-31
TRANSCRYPT INTERNATIONAL INC
filed 2001-03-30
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 0-21681

TRANSCRYPT INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-0801192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

4800 NW 1st Street
Lincoln, Nebraska 68521
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (402) 474-4800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on March 16, 2000, as reported in the Over the Counter Bulletin Board market was approximately $2,579,278. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding of the Registrant's Common Stock, as of March 16, 2001: 14,342,123.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2000 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

    Unless the context otherwise provides, all references in this Annual Report on Form 10-K to the "Company" includes Transcrypt International, Inc. ("Transcrypt"), its predecessor entities, and its subsidiaries, including E.F. Johnson Company, on a combined basis, and all references to "EFJohnson" refer to E.F. Johnson Company.

    In addition to the historical information contained herein, certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the results of the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" below.

General

    The Company is a manufacturer of wireless communications products and systems and information security products. Through its EFJohnson subsidiary, the Company designs, develops, manufactures and markets (1) stationary land mobile radio ("LMR") transmitters/receivers (base stations or repeaters) and (2) mobile and portable radios. The Company sells its LMR products and systems mainly to two broad markets: (1) public safety and other governmental users and (2) commercial users. Through its Secure Technologies division, the Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR and telephony security markets.

    In July 1997, the Company expanded its presence in the wireless communications market by acquiring EFJohnson, an established provider of products and systems for the LMR market. This acquisition was made through the issuance of shares of Transcrypt common stock ("Common Stock"), the payment of cash and the assumption of certain indebtedness of EFJohnson. The total value of the cash and shares paid at the time of acquisition was approximately $10.4 million.

    Prior to June 30, 1996, the Company operated as a partnership. In December 1991, the Company acquired the business of its predecessor, which was founded in 1978. The Company's principal business offices are located at 4800 NW 1st Street, Lincoln, Nebraska 68521, and its phone number is (402) 474-4800.

Wireless Communications Industry

Overview

    The mobile wireless communications industry began in the mid-1930s when police departments began using LMR systems to enable immediate communication between headquarters and officers patrolling the community. As (1) other public safety agencies and commercial enterprises recognized the benefit of immediate communications with their field personnel, (2) technological advances made LMR systems more affordable, and (3) increasing amounts of spectrum were allocated for LMR use, LMR dispatch service expanded beyond its traditional police and fire applications to become an integral communications service for a variety of government and commercial enterprises. Today, in addition to dispatch-oriented LMR service, many other forms of mobile wireless communication technologies have emerged and are continuing to be developed to meet the varied communication needs of an increasingly mobile society. These include paging, wireless data, cellular telephone, and personal communication services.

Public Safety and Other Government Users Market

    Public safety and other government users include state and local agencies, such as law enforcement, fire and emergency medical personnel, and military and non-military federal governmental agencies. Many of these users operate LMR equipment which complies with specifications established by the Association of Public Safety Communications Officials International Inc. ("APCO"), while the remainder operate mostly conventional and non-APCO trunked LMR's. The most widely used APCO standard is the "APCO 16" standard established in 1979, which includes specifications for 800 MHz transmission, analog voice modulation, and trunking functions for using the frequency spectrum. In 1988, EFJohnson entered the market for APCO 16 products with its Multi-Net® system.

    In 1995, the APCO Advisory Board promulgated a new standard known as Project 25. Project 25 specifies features and signaling for narrow band digital voice and data, and conventional and trunking modes of operation. The standard has been adopted by the U.S. Federal government, which specified a conversion to narrow band with Project 25 as the preferred solution, by the year 2005. Although public safety agencies are not currently required by the FCC or APCO to purchase Project 25 compliant LMR systems or otherwise adopt the Project 25 standard, the Company believes that Project 25 compatibility will be one of the key purchasing factors for public safety and other government LMR users. Furthermore, as LMR users upgrade their existing APCO 16 systems to comply with FCC-imposed bandwidth limitations, the Company expects that demand for Project 25 compliant LMR systems will increase, due in part to the fact that Project 25 systems can potentially be configured for compatibility with older APCO 16 mobile and portable radios, allowing early adopters of the Project 25 standard to purchase new equipment without replacing all of their subscriber radios. Additionally, the Company's Project 25 radios can be used on most Motorola APCO 16 systems using the SmartNet™ protocol, which EFJohnson licensed from Motorola. However, to date the Project 25 market is developing slowly, which the Company believes is primarily due to the higher cost of Project 25 compliant system infrastructure and radios.

Commercial Systems Market

    Commercial users include large industrial and other private enterprises, such as utility, construction and oil companies, railroads and universities that require rapid communications among personnel spread out over relatively large geographic areas. While many commercial LMR users purchase and operate entire systems for their own use, a large segment of the Company's commercial users consist of specialized mobile radio ("SMR") operators such as Nextel Corp. and Centennial Communications, and their customers. SMR operators build and lease private LMR systems on a for-profit basis. They sell airtime to end-users whose mobile communication needs can be served by renting or purchasing subscriber units as opposed to purchasing an entire system, or who are unable to obtain a FCC license to operate their own system. Traditionally, end-users of SMR services have included taxi fleets and smaller construction and delivery service companies. Currently, many SMR operators in the larger metropolitan markets, such as Nextel Corp., are also offering more consumer-oriented, cellular-like SMR services.

    There are two general types of LMR systems serving commercial users, (1) conventional and (2) trunked. Both operate on the specific frequency bands that the FCC has allocated for such types of systems. Conventional LMR systems use a single channel to transmit and receive information. All users have unrestricted access, similar to a "party" telephone line, and the user must monitor the system and wait until the channel is unoccupied. Trunked systems, including the Company's logic trunked radio ("LTR®") product, combine multiple channels so that when a user begins transmitting, an unoccupied channel is automatically selected. Conventional LMR systems are relatively inefficient compared to trunked systems.

    The development of trunked LMR systems and the allocation of additional frequency spectrum in the 1970s triggered significant growth in LMR use for commercial applications. In recent years, technological developments by EFJohnson and others have enabled LMR systems to be "networked," involving multiple "sites" linked together through a switch to provide extended geographical coverage. In addition, many trunked subscriber units are capable of functioning as mobile telephones through interconnections to the public switched telephone network. With the creation of LTR-Net™ in 1997, the Company has developed a networking system that is backward compatible to the standard LTR® protocol. LTR-Net™ allows systems operators to link sites together and provide telephone interconnection, individual and group calling, electronic serial numbers and improved system security in an advanced commercially focused trunking system.

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

    Initially, all electronic communications were transmitted in analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio "carrier" wave. An analog transmission can be made secure by (1) "scrambling" or manipulating the original signal at the point of transmission and (2) reconstituting the original signal at the receiving end. By the late 1980s, accelerating use of wireless communications devices, such as LMRs and cellular telephones, resulted in increased demand for limited radio spectrum. In response to this demand, and enabled by the low-cost availability of digital signal processors ("DSPs"), electronics manufacturers developed spectrally efficient (i.e.,low-bandwidth) digital communications devices. In digital communications, an analog signal is "digitized," or converted into a series of discrete information "bits" in the form of ones and zeroes prior to transmission. Digital transmissions can be made secure by a process known as "encryption," which involves (1) the use of a mathematical algorithm to rearrange the bit-stream prior to transmission and (2) a decoding algorithm to reconstitute the transmitted information back into its original form at the receiving end.

    Manufacturers of information security products such as the Company typically charge higher prices for devices featuring more advanced levels of security. Therefore, the types of end-users at each level of security tend to vary based upon the importance of the information that the end-user wants to secure. Typical users of the most basic form of scrambler, the frequency inversion scrambler, include taxi dispatchers, other types of consumer businesses, and transportation companies. Typical users for medium-level security devices include commercial users and international customers who do not need an export license. High-level scrambling and encryption devices are used primarily by public safety agencies, federal government personnel and international customers who have obtained the required export license.

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

Wireless Communications Products

    The Company sells its wireless communications products primarily to LMR dealers, SMR operators, governmental entities, and commercial industry. End-users include commercial concerns and public safety and other government users desiring point to multi-point communications. Most of these types of products are sold under the "EFJohnson" brand name. To increase its product offering to its wireless customers, the Company has incorporated its encryption technology into some of its wireless communications radio products. The following discussion summarizes the types of products typically sold to both of these types of users.

Public Safety and Other Government Users

    The Company serves public safety and other government users primarily with its APCO 16 Multi-Net™ analog trunking system and Project 25 digital product lines. The Company believes that its Multi-Net™ system, which links together multiple sites for wide-area coverage using a proprietary architecture, is a high-quality, cost-effective alternative to comparable APCO 16 systems produced by other manufacturers. The Company's system offers many features specifically designed for public safety users, such as (1) emergency queuing, (2) over 8,000 unique identification codes, (3) automatic subscriber identification, (4) five levels of priority access, (5) simulcast, and (6) a wide area system configuration. The Company provides a broad line of Multi-Net™ products, including repeaters, radio network terminals, system management modules, dispatcher consoles, audio and data link and related accessories. EFJohnson Multi-Net™ systems are sold both domestically and internationally. The Company's Project 25 compliant analog/digital radios are compatible and interoperable with older analog radio systems, as well as with Motorola's proprietary analog APCO 16 trunking technology (SmartNet™ and SmartZone®) and proprietary digital encryption algorithms. In August 1996, the Company introduced a hand held digital radio complying with the Project 25 "common air interface" standard and also featuring advanced core scrambling and digital encryption technologies. The Company's Project 25 radios contain, as standard features, voice scrambling and/or digital encryption technology. The Company believes that such backward compatibility with most of Motorola's APCO 16 trunking technology will provide early adopters of the Project 25 standard, such as the federal government and many public safety agencies, with the ability to purchase new equipment without replacing entire older systems. During 1999, the Company also introduced new products that operate in the analog mode on existing Motorola SmartNet™ and SmartZone® trunking systems. The Company believes these products, being lower cost than digital Project 25 radios, will provide a competitive alternative for existing SmartNet™ and SmartZone® customers.

Commercial Users

    The Company serves its commercial users primarily with its LTR® and analog conventional LMR product lines. Management believes that niche markets continue to exist for analog conventional LMR products with value added technology, such as signaling protocols and scrambling technology.

    The LTR® product line incorporates the EFJohnson LTR® trunking protocols and includes (1) sub-audible signaling, which automatically selects a clear or unoccupied channel, (2) open architecture that is compatible with other analog products and (3) transmission trunking which provides efficient use of the channels. In December 1997, the Company completed the design of a trunked LMR system known as "LTR-Net™," which uses its LTR® trunking system in a wide-area networked configuration, allowing linked communications over a much larger geographic area than a single trunked system while also providing a much needed array of user features and security functions. During 1999, the company delivered a number of LTR-Net™ systems, including one that provides statewide coverage.

    The Company's products for the SMR market include mobile radios, portable radios and repeaters, along with other infrastructure to provide a complete SMR system. The Company targets smaller regional SMR operators that offer a combination of dispatch and interconnect services, and the traditional local SMR operators and dealers who serve local businesses primarily with dispatch service. In serving this market, the Company relies heavily on its network of dealers, many of whom are authorized by the Company as service centers and provide installation, maintenance, repair and warranty service. The Company believes that the end-users of these products value (1) the low cost of point to multi-point communications, (2) flexibility of networking, and (3) support and responsiveness of the Company and its dealers.

    Competition for domestic commercial users has been increasing. New 800 MHz SMR frequencies are not available and existing channels are filling up. SMR operator's with licenses for 900 MHz channels have been slow to develop their build outs. There has been consolidation in both of these SMR marketplaces. A large number of SMR systems have been converting from analog to digital, which has resulted in the increasing availability of used analog radios and repeaters in the marketplace. These factors have contributed to reduced market demand for new and existing products. Competitors have been reducing their prices and therefore putting pressure on the Company's prices and margins in this market. Due to the increased competition and the resulting profitability pressures, the Company has chosen to focus its efforts in other areas. Consequently, during November of 2000 the Company announced the reduction of the number of product groupings offered from 42 to 20, thereby eliminating many of its offerings to the Company's commercial customers. While the Company continues to sell products to these customers, it is likely that there will be further reductions in revenues from this area in the future.

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

Wireless Communications

    The Company continues to develop in 2001, for expected shipment during the year, additional models of its line of digital radios, which will continue to comply with the Project 25 standard and add features. The Company has undertaken the development of Project 25 infrastructure equipment, including Project 25 trunking infrastructure. The Company believes Project 25 trunking will be more widely implemented as costs come down and additional competitively priced equipment becomes available. In addition, the Company is analyzing the potential of applying standard Internet Protocol switching techniques for voice and data interconnectivity between wireless sites. To that end, the Company has submitted a Voice over Internet Protocol ("VoIP") fixed station interface for APCO/TIA standards consideration and the Project 25 compliant infrastructure under development will include this interface. The Company is also in the process of developing an updated portable radio platform that is intended to provide performance, reliability, and an enhanced feature-set at a competitive price, and is anticipated to support Project 25 conventional and trunking, SmartNet™ II/SmartZone®, and Multi-Net® protocols.

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

Customers

    Purchasers of the Company's wireless communications and information security products include public safety agencies and police forces, federal government agencies, foreign governments, the military, cellular service providers, LMR manufacturers and business and corporate users in finance, manufacturing and media/entertainment, among other industries. The Company's customers use information security products in a variety of situations involving differing security needs. For example, domestic and international police forces typically have a medium to high need for security, while military users, who are often faced with hostile and determined threats, typically have a very high need for security. One customer accounted for more than 10% of the Company's revenues during 2000, as a combination of both wireless communications and encryption products representing approximately 17% of annual sales were sold to Motorola during the year.

Sales and Marketing

    The following discussion summarizes the Company's current sales and marketing approaches for its different products:

Wireless Communications

    The Company's sales and marketing functions for LMR systems focus on the Americas, including the North American and Latin American markets. Distributors, agents, and manufacturer's representatives cover other international markets. For North American sales, the Company uses a direct sales force of account executives and sales managers who sell Company products primarily in: (1) the state and local government markets, (2) the Federal markets, and (3) to larger dealers, distributors, and SMR operators, and telemarketing personnel who sell primarily to smaller dealers and SMR operators. The Company's international sales are made through a specialized international direct sales force and by Company authorized dealer/distributors. In 1999, the Company decided to close its Hong Kong office due to cost and market considerations, and to focus on its markets in the Americas.

    LTR® and conventional LMR products are sold in North America primarily to independently owned and operated dealers, some of which are also SMR operators. The dealers typically carry other competitive product lines as well. These products are distributed internationally primarily through dealers and distributors located in more than 45 countries. Many of the dealers also are authorized as service centers and provide installation, maintenance, repair and warranty service. The Company provides comprehensive dealer support, including cooperative advertising programs, advertising materials, sales and service training, and technical support.

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

    A number of factors can limit the availability of such bonds, including the applicant's financial condition and operating results, the applicant's record for completing similar systems contracts in the past and the extent to which the applicant has bonds in place for other projects. During 1999 and 2000, the Company focused on the completion of systems contracts for certain EFJohnson projects begun prior to the Company's acquisition of EFJohnson. The Company believes that it has substantially corrected these systems problems. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company's bonds could reduce the maximum amount of bond coverage available to the Company, or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. A reduction in the amount of bond coverage available to the Company or any restrictions imposed in connection with the issuance of bonds would adversely affect the Company's ability to bid on new system contracts in the future. See "Summary of Business Considerations and Certain Factors That May affect Future Results of Operations and/or Stock Price—Systems Installation Disputes". During 2000, the Company negotiated an agreement with a bonding insurer that provides for up to $20 million in bonding capability at competitive terms. As a result of the Company's performance in 2000, the bonding insurer has indicated that, until the Company's financial performance improves, future bonding arrangements must be partially supported by collateral, either with a irrevocable letter of credit or cash. The Company's inability to provide such collateral could adversely affect its ability to secure bonding arrangements.

    The Company's basic marketing strategy has been to increase market awareness of the need for wireless communication products and to convey the technical capabilities of its products. The wireless communication products marketing staff conducts promotions through a mix of print advertising, trade shows, direct mail campaigns, press releases and presentation material, and distribution of demonstration and loaner equipment, which are sometimes coordinated with product launches and trade shows. In addition, the Company uses similar marketing techniques, as well as a direct sales force, to market its services associated with the installation, upgrade, enhancement, and maintenance of comprehensive LMR systems.

Information Security

    The Company sells its add-on products domestically primarily to distributors and dealers, OEMs and self-servicing end-users, through sales managers while complete radio products are sold domestically primarily to end-users. Furthermore, the Company is continuing to market radio and other complete products to its existing add-on customer base.

    The Company conducts international sales through its sales managers, who focus on specific regions of the world outside of the United States. The majority of international sales are made by the sales managers in conjunction with Company-authorized distributors, which typically provide a local contact and arranges for technical training in foreign countries. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—Risks Associated with International Sales."

    The Company distributes its add-on information security products to both: (1) end-users in the LMR and telephony markets, and (2) distributors, such as LMR dealers, that resell these products to end-users. Currently, the Company sells self-branded, complete, analog secure cellular telephones primarily through distributors and cellular service resellers.

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

Customer Service

    For the EFJohnson product line, the Company's customer service group provides after-sales service and support, including technical support through a toll-free telephone number, on-site technical personnel for repairs and applications issues, 24-hour turnaround for spare parts, and extensive product training. Product training includes classes and seminars available at both the customer's site and Waseca manufacturing facility. Such training provides assistance to the end-user in the use, operation and application of LMR products and systems, and trains other end-users and dealers to perform network programming changes and preventive maintenance and repair to products and systems. LMR products and systems are generally sold with a one year warranty, which covers parts and labor in North America and parts internationally. Broader warranty and service coverage is provided in certain instances to private systems customers on a contractual basis, usually for an additional charge.

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

    The Company has obtained from Motorola a royalty-bearing, irrevocable, non-exclusive, worldwide license (the "IPR License") to manufacture products containing certain proprietary LMR and digital encryption technology. The Company believes this technology will be important to the success of certain of its existing and proposed Project 25 compliant LMR products. The IPR License includes rights to use Motorola's proprietary analog APCO 16 trunking technology (SmartNet™), Project 25 required products and certain Motorola digital encryption algorithms in LMR products. The digital encryption technology may also be incorporated into certain other information security products. In addition, EFJohnson, prior to its acquisition by the Company, obtained a license to certain proprietary technology from Motorola relating to the development of Project 25 compliant digital LMRs. This license covered infrastructure and other Project 25 technology. Subsequent to the acquisition, Motorola agreed to expand the coverage of Transcrypt's license to SmartNet™ to cover EFJohnson's products.

    During 1999, Motorola purchased approximately $4 million worth of EFJohnson Project 25 mobile radio products, the majority of which were delivered during 2000. Sales to Motorola accounted for 17% of all sales in 2000. At this time, the Company cannot guarantee that there will be further sales of this product line to Motorola, but it is conducting active discussions on enhanced offerings of a similar nature. Also during 1999, the Company signed a Memorandum of Understanding with Motorola for the exploration of joint development projects and the license of EFJohnson technology. There are currently no significant joint development projects in process. During 2000, the Company signed a licensing agreement allowing Motorola the right to develop and sell mobile and portable radio products incorporating the EF Johnson developed LTR-Net protocol.

    In addition to the direct benefits of the IPR License to the Company's Project 25 development efforts, the Company believes that sales of its Project 25 digital LMR products have been, and expect that such sales will in the foreseeable future be, substantially dependent upon Motorola's dominant position as a market leader in the Project 25 marketplace. Motorola is the largest manufacturer of Project 25 compliant LMR products and has been the principal public supporter of the Project 25 digital transmission standard for the LMR market. Any reduction in such support could lead to reduced demand for Project 25 compliant LMR systems generally. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—Reliance on Motorola."

Intellectual Property

    Transcrypt presently holds registered copyrights that cover software containing algorithms for frequency hopping, scrambling and signaling technologies for LMR and cellular telephony. Transcrypt has been granted 11 patents relating to high-end scrambling and encryption techniques and methods of integrating after-market devices, such as the Company's modules, into OEM products, and has applied for nine additional domestic patents in this area. Transcrypt also holds three registered trademarks related to the "Transcrypt" name and product names. In addition to the rights held by Transcrypt, EFJohnson currently holds or has been assigned at least 23 U.S. patents, 10 pending applications for U.S. patents, 11 patents in foreign countries and 8 pending applications for patents in foreign countries. These patents and applications cover a broad range of technologies, including trunking protocols and a high-speed data interface for LMR communications. Furthermore, EFJohnson holds numerous registered trademarks related to the "EFJohnson" name and product names. In addition to copyright and patent laws, the Company relies on trade secret law and employee and third party non-disclosure agreements to protect its proprietary intellectual property rights.

Research and Development

    As of December 31, 2000, the Company had a research and development staff of 51 engineers. The Company organizes research and development efforts along its two main product lines, (1) information security and (2) wireless communications products. While engineering staffs will combine efforts when appropriate, the Company believes that this more focused environment will foster a more efficient approach to new product development.

Wireless Communications

    The Company's wireless communications research and development organization has expertise in radio frequency technology, computer architecture, switch architecture, networking, software, and analog and digital hardware designs. Ongoing engineering efforts are focused on adding additional features to existing product lines and developing new and innovative platforms. Cross-disciplinary planning groups involving marketing, manufacturing and engineering are used for product planning and definition. Present research and development efforts are involved in upgrading existing product lines, including the development of next generation repeaters, network switching equipment, and mobile and portable radios for the Company's principal product lines. The Company also has a staff of systems applications design, manufacturing, and customer service engineers that focus on design and implementation of customized radio systems.

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

Manufacturing

    The Company's manufacturing operation generally consists of the procurement of commercially available: (1) subassemblies, (2) parts, and (3) components, such as integrated circuits, printed circuit boards and plastic and metal parts, and their assembly into finished products. Certain components and subassemblies are manufactured by vendors to the Company's specific design criteria. The Company inspects components and subassemblies for mechanical and electrical compliance to its specifications in order to ensure high yield and quality.

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

    Most of the Company's newer analog LMRs for commercial users have been manufactured by Icom Japan ("ICOM") under contract by the Company. Products produced by ICOM have included mobile and hand-held portable radios that operate in both conventional and trunked mode. In general, the Company and ICOM have jointly developed new products produced by ICOM for the Company. Although historically the Company has not experienced a disruption in ICOM's ability to supply these products, disruption or termination would have a material adverse effect on the Company's ability to supply certain LMRs to its customers. ICOM requires that the Company supply a letter of credit before products are shipped to the Company. The Company's recent financial performance could have an adverse impact on its ability to secure such letters of credit. In addition to the Company's relationship with ICOM, the Company has developed, or is currently developing, products with Unimo of Korea (formerly Kukjae) and Tokyo Wireless of Japan for products available now or expected to be available for shipment during 2001. Should a long-term relationship continue with either or both of these firms, the Company can expect that relationship to be similar to its relationship with ICOM, particularly with respect to its ability to supply products to its customers.

    With respect to other electronic parts, components and subassemblies, the Company believes that alternative sources could be obtained to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components and subassemblies could impair customer relationships and could have an adverse effect on the Company's operating results. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—Dependence on Suppliers."

Information Security

    The Company obtains most of its electronic parts and components for information security and radio products from one principal distributor, Arrow/Schwebber Electronics Group. The Company believes that concentrating its purchases through one principal distributor lowers procurement costs and enhances the ability to control the quality of these components and subassemblies. The distributor stores several months' supply of basic components, such as microprocessors, flash, and digital signaling processors, on-site at the Company's manufacturing location on a consignment basis, which reduces inventory maintenance costs. Additionally, the Company acquires from other manufacturers certain high-end subassemblies, such as radio frequency boards for use in complete LMR units that the Company manufactures. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—Dependence on Suppliers."

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

    The majority of the systems operated by EFJohnson's customers must comply with the rules and regulations governing what has traditionally been characterized as "private radio" or private carrier communications systems. Licenses are issued to use frequencies on either a shared or exclusive basis, depending upon the frequency band in which the system operates. Some of the channels designated for exclusive use are employed on a for-profit basis; others are used to satisfy internal communications requirements. Most SMR systems in operation today use 800 MHz channels. Within the top 50 metropolitan markets, 900 MHz frequencies licensed for exclusive use systems have been made available to both SMR and non-SMR licensees. Additional channels designated for exclusive use were made available in the 220 MHz band for both commercial and non-commercial systems.

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

    EFJohnson also offers products in bands below 800 MHz where multiple users in the same geographic area share channels. In this "shared" or conventional spectrum, there is no requirement for loading the channel to any particular level in order to retain use of the frequencies. These channels are generally used by entities satisfying traditional dispatch requirements in, among others, the transportation and services industries. In addition, some customers are applying trunking capabilities to their channels in the UHF (primarily 450-470 MHz) frequency band.

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

    The FCC, through the Public Safety Wireless Advisory Committee, is considering regulatory measures to facilitate a transition by public safety agencies to a more competitive, innovative environment so that the agencies may gain access to higher-quality transmission, emerging technologies, and broader services, including interoperability. In August 1998, the FCC adopted rules for licensing the largest block of spectrum ever allocated at one time for public safety. The FCC established rules for licensing 24 megahertz in the 700 MHz band and established a band plan for use of this spectrum. In accordance with this rule, in January 1999 the FCC established a Public Safety National Coordination Committee (NCC) to advise it on issues relating to the use of the 700 MHz public safety spectrum. The Committee is responsible for formulating a national interoperability plan, recommending technical standards to achieve interoperability spectrum, and providing policy recommendations on an advisory basis to the regional planning committees in order to facilitate the development of coordinated plans. The NCC recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. During January of 2001, the FCC released their Fourth Report and Order in which Project 25 was chosen as the interoperability standard. The Committee's recommendations and the FCC's rulings and orders could affect products manufactured by the Company. Management cannot predict the outcome of the FCC review or any specific changes in the spectrum of FCC policies, or any potential effect on the Company's sales.

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

Competition

Wireless Communications

    In North America, Motorola, Kenwood, and Com-Net Ericsson are the leading providers of LMR equipment. The remainder of the LMR market is divided among a large number of suppliers who focus on particular segments of the market. The Company believes it is the third largest provider of public safety radio systems in North America. However, the Company's share of this market is relatively small in comparison to sales by Motorola and Com-Net Ericsson.

    The Company competes in the wireless communications market on the basis of price, technology and the flexibility, support, and responsiveness provided by the Company and its dealers. The Company is also experiencing reduced demand for and downward pricing pressure on its wireless communication analog products sold to commercial users. Management believes that this is due to several factors. These include the fact that: (1) no new 800 MHz SMR frequencies are being made available and existing channels are filling up; (2) SMR operator's with licenses for 900 MHz channels have been slow to develop their build outs; (3) there has been consolidation in both of these SMR marketplaces; and (4) a large number of SMR systems have been converting from analog to digital, which has resulted in the increasing availability of used analog radios and repeaters in the marketplace. Most of the Company's competitors in wireless communications have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company.

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

    As of March 16, 2001, the Company, Motorola, Relm Communications, King Radio, and Racal Communications are believed to be the principal suppliers of Project 25 LMR products. Companies which have announced or are anticipated to announce the availability of Project 25 compliant products or digital LMRs include Kenwood, ADI, and Daniels Communications.

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

Information Security

    The markets for information security products are highly competitive. Significant competitive factors in these markets include product quality and performance, including: (1) the effectiveness of security features, (2) the quality of the resulting voice or data signal, (3) the development of new products and features, (4) price, (5) name recognition and (6) the quality and experience of sales, marketing and service personnel. A number of companies currently offer add-on scramblers for LMRs that compete with the Company's add-on information security products, including Selectone Corp., Midian Electronics Inc., and MX-COM Inc. Also, Motorola and Com-net Ericsson offer high-end, proprietary digital encryption for their LMR products. Cycomm International Inc./Privaphone and Motorola offer add-on security products for cellular telephones. Competitors to the Company's secure landline telephone products include AT&T Corporation/Datatek, Motorola, Cycomm International Inc., Cylink Corporation and TCC (Technical Communications Corporation).

Backlog

    The Company presently ships a small amount of information security products against backlog, due to the typically short manufacturing cycle of these products. Because of generally longer manufacturing cycle times required for the production of complete wireless communication products, the Company's backlog for wireless communication products has been larger than for its security products. At December 31, 2000, EFJohnson had a total backlog of approximately $6.6 million. However, the Company does not believe that its backlog figures are indicative of actual sales of products in future periods.

Employees

    At December 31, 2000, the Company had 268 full-time equivalent employees, including 54 at its Lincoln, Nebraska facility, 201 at its Waseca, Minnesota facility, and 13 field sales people, sales managers or staff located in the sales territories in which they serve. The Company also uses temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of the Company's employees are covered by a collective bargaining agreement. Included in these numbers is a staff reduction instituted on November 6, 2000, when the Company's overall headcount was reduced by 69 employees. On March 8, 2001, the Company further reduced its staff by laying-off 24 employees. These employees may be recalled should business conditions warrant.

Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price

    Certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and 21E of the Exchange Act. These forward-looking statements relate to, among other things, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, and the effects of a failure to resolve such issues and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. The following is a summary of some of the important factors that could affect the Company's future results of operations and its stock price, and should be considered carefully.

The Company's Liquidity and Cash Position is Severely Limited

    The Company's decline in revenues and substantial losses has put additional strain on the Company's liquidity and cash position. At December 31, 2000, the Company had unrestricted cash of $1.4 million and approximately $1.4 million available under its line of credit. Without additional funding sources, the Company estimates that it currently needs approximately $10 million in quarterly revenues to generate the cash necessary to finance its operations. The Company anticipates revenues of approximately $9 million during the first quarter of 2001, and anticipates using up to $1.5 million of cash during the period. However, the Company is managing its cash position through a combination of expense reductions and by, where possible, acceleration of customer receivables. Although revenues and margins for the first quarter have met expectations through February of 2001, due to the nature of its business, the Company generally ships a substantial portion of its products at the end of a quarter. As such, the Company can give no assurance that it will achieve $9 million in revenues for first quarter 2001 or will in the future generate adequate cash to support its operations. The failure of the Company to achieve its revenue and other financial goals for the remainder of 2001 and beyond will have a significant adverse impact on the liquidity of the Company, and could possibly result in insolvency. Additionally, if the Company is unable to achieve it's forecasted performance, additional impairment losses on long-lived and intangible assets may emerge.

Effect of Paragraph Included in Audit Report Expressing Substantial Doubt in the Company's Ability to Continue as a Going Concern

    The independent auditors report relating to the audit of the Company's financial statements for the fiscal year ended December 31, 2000 includes a paragraph expressing substantial doubt over the Company's ability to continue as a going concern. The Company's ability to continue as a going concern has been impacted by the losses the Company has incurred in recent years, the Company's current levels of available cash, and its recent pace of cash usage. This paragraph will have, to varying degrees, an adverse impact on the Company's relationships with its vendors, customers and potential partners, and could have an adverse impact on its cash position.

Company's Business Strategy—Reduction Program

    Transcrypt has had declining revenue and has been unprofitable on an operating basis for each of the past three fiscal years. Our plan to restore growth and profitability will require significant transitions in product strategy and in operating expenses. The Company product strategy has been to exit certain product lines that have generated lower margins in recent years. The Company has discontinued certain analog dealer product lines, and has focused E.F Johnson's resources on the Multi-Net, SmartNet™/SmartZone®, APCO 25 and LTR-Net product lines. We believe that this business strategy allows us to focus our resources on the markets and products that have the most potential to increase our revenue.

    While our operating expenses, excluding unusual items, have declined from $32.8 million in fiscal 1998 to $24.1 million in fiscal 1999 and to $23.1 million in fiscal 2000, our expenses remain out of line with our revenues. The Company is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues. Implementation of any additional plan resulting from these initiatives in the future may result in substantial up front costs and cash expenditures. The Company can provide no assurance that its liquidity and cash flows will be adequate to implement the necessary initiatives. In addition, the Company cannot guarantee that any executed initiative to reduce operating expenses will not have a material adverse effect on the Company's revenue levels, and business and financial condition.

Systems Installation Disputes

    The Company has entered into a contract with the governmental entity of Clay County, Florida ("Clay County") for installation of the Company Multi-Net radio system. The contract provision entitles Clay County to liquidated damages if the project is not completed by the project completion deadline. Clay County states that the project completion deadline is January 17, 2001. In accordance with the contract, the liquidated damages are in amount of $25,000 per full, non-pro-ratable calendar month and $1,000 per calendar day beyond the project completion deadline. Transcrypt anticipates the completion of the project on during the second quarter of 2001. The Company has considered these liquidated damages as part of its accounting for this open contract.

    In December 2000, the Company received a demand letter written from Electronic Engineering Company ("EEC") in conjunction with a transaction for the installation of an EFJohnson 900-megahertz trunked radio system. EEC alleges that the system is not functioning properly. The Company vigorously contests this allegation. However, it is unable to predict the likelihood of the outcome or range or amount of potential liability that may arise from any formal legal action or the potential impact on the Company's cash position.

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2001, have a total undrawn balance of $2.2 million. Bonds, which expire on various dates, totaled $25.7 million at February 20, 2001. As of that date, no bonds have been drawn upon. The Company's inability to secure bonding arrangements when needed could adversely affect the award of new systems installation contracts, which could adversely affect its revenues.

Adverse Impact of Issuance of Additional Shares

    As previously disclosed, the settlement of the stockholder class action suits against the Company and certain of its former officers were approved in 2000. In accordance with the settlement, the Company issued 1,337,999 shares of common stock of the Company in the third quarter of 2000. The Company expects to issue the remaining 3,122,001 shares by June 30, 2001. In addition, the Company expects to distribute 75,000 shares resulting from the settlement of this litigation with Physician's Mutual by that date. The issuance of these shares could have a negative impact on the price of the Company's common stock.

Period to Period Fluctuations in Operating Results

    Our operating results may fluctuate for a number of reasons. Historically, more than half of each quarter's revenues result from orders booked and shipped during the third month of a quarter, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, transit interruptions, overall economic conditions, or natural disasters.

    Demand can also be adversely affected by product and technology transition announcements by the Company or our competitors. The timing of customer acceptance of certain products, such as the Company's APCO 25 Product line, may also have a significant effect on periodic operating results. Margins are heavily influenced by mix considerations, including geographic concentrations, the mix of product and service revenue, and the mix of configurations within product categories. A decline in margins will require the Company to generate greater revenues to sustain its operations.

Commerce Department Inquiry

    The Department of Commerce is currently conducting an investigation into Transcrypt's compliance with export regulations. There is no assurance that this investigation will not have an unforeseen outcome that could impair the conduct of our business with the U.S. government or our sales outside the United States. The Department of Commerce has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties and restricting or removing Transcrypt's ability to export certain products, among other things. Our international sales would be adversely affected if the Department of Commerce imposed sanctions against the Company.

Impact Of Government Customers.

    A significant portion of our revenue is derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts for its convenience.

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

    Furthermore, the competition for domestic commercial customers has been increasing because of reduced demand for radios, which is due to the absence of new 800 MHz SMR frequencies being made available, the slow build out of 900 MHz channels, and the consolidation in both 800 MHz and 900 MHz SMR marketplaces reducing the number of potential buyers. There are also a large number of SMR systems converting from analog to digital, which has resulted in the increasing availability of used analog radios and repeaters in the marketplace.

    Many of the Company's competitors or potential competitors have significantly greater financial, managerial, technical and marketing resources than the Company. Accordingly, the Company cannot assure that: (1) it will be able to continue to compete effectively in its markets, (2) competition will not intensify, or (3) future competition will not have a material adverse effect on the Company. In addition, the Company cannot assure that new competitors will not arise and begin to compete in the markets for the Company's products.

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

    The Company believes that the wireless communications equipment industry is undergoing a period of consolidation which: (1) may involve the acquisition or merger of some of the significant manufacturers of these types of products, and (2) a concentration of market share in a relatively few companies. The Company cannot assure that consolidations in the industry would not result in the strengthening of its existing competitors or the creation of new competitors, some of which may have significantly greater financial, managerial, technical and marketing resources than the Company. See "—Competition."

Reliance on Motorola

    The Company is dependent on continuing access to certain Motorola products, electrical components and proprietary intellectual property. Although the Company believes that its relationship with Motorola is good, the Company cannot assure that Motorola will continue to supply products, electrical components and proprietary intellectual property to the Company on the scale or at the price that it now does. In addition, Motorola may increasingly perceive the Company as a competitor. This perception could impact Motorola's willingness to do business with the Company. Although the Company has certain contractual relationships with Motorola as a customer, most of these agreements are subject to termination in certain circumstances and expire by their terms within one to ten years. Any reduction of the Company's contractual relations with Motorola or a decision by Motorola to reduce or eliminate the provision of products, components and technology to the Company could have a material adverse effect on the Company. See "—Motorola Relationship."

Transition from Analog to Digital Products

    The LMR and cellular telephone markets are migrating from analog to digital equipment. This migration is primarily due to bandwidth capacity constraints, availability of additional features, and the perception that digital transmissions are more secure than analog transmissions. As a result, the Company is seeking to upgrade many of EFJohnson's LMR products to be compatible with digital LMR communications standards, including APCO Project 25. However, the Company cannot assure that it will be able to effect this transition on a timely basis or that digital products will compete successfully in the LMR marketplace. The failure of products to compete successfully in the marketplace would have a material adverse effect on the Company. In addition, there has been delay in the LMR marketplace acceptance of digital communications standards. This delay may continue to adversely affect sales of the Company's APCO Project 25 products. Furthermore, the transition from analog to digital communications is resulting in, and in the future is likely to continue to result in, a decrease in demand for the Company's add-on security modules, as customers may perceive digital communications to be more secure than communications using analog devices. Finally, the increased use of digital devices has resulted and will likely continue to result in reduced demand for add-on voice security devices, such as those produced by the Company.

Export Regulation

    Our sales to foreign customers are subject to export regulations. Sales of many of our encryption products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Department of Commerce is currently conducting an investigation into Transcrypt's compliance with the export regulations. We believe that these matters will be resolved without a significant adverse effect on our business. However, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with the U.S. government or our sales outside the United States. Our international sales would also be adversely affected if such regulations were tightened.

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

    The development of new technologies by existing or future competitors may place the Company at a competitive disadvantage by rendering some or all of its existing or new products obsolete. The Company has invested heavily in the introduction of LMR radios that comply with the APCO Project 25 standard. Some manufacturers have adopted and actively support other digital LMR transmission standards for the public safety marketplace. The widespread acceptance of one or more other standards in the public safety market would have a material adverse effect on the Company. See "—Competition."

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

    The failure of the Company to incorporate these technologies into its LMR products could, in the future, place the Company's LMR products at a competitive disadvantage to those offered by other manufacturers. This situation could possibly make the Company's hand-held and mobile LMR's incompatible with systems developed by other manufacturers, which would have a material adverse effect on the Company.

Risks Associated with International Sales

    In 2000 and 1999, international sales constituted approximately 17.1% and 22.6% of revenues, respectively. International sales are subject to a number of risks not found in domestic sales. These risks include: (1) unexpected changes in regulatory requirements, (2) tariffs and other trade barriers, (3) political and economic instability in foreign markets, (4) difficulties in establishing foreign distribution channels, (5) longer payment cycles, (6) uncertainty in the collection of accounts receivable, (7) increased costs associated with maintaining international marketing efforts, and (8) difficulties in protecting intellectual property. In particular, the purchase of Company products by international customers presents increased risks of, among other things, delayed or reduced collection of revenues. Because most of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may also affect the price, competitiveness and profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for the Company.

    Some of the Company's information security products are subject to export controls under U.S. law, which in most cases requires the approval of the Department of Commerce in order to ship internationally. The Company cannot assure that such approvals will be available to it or its products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. The Company's inability to obtain required export approvals would adversely affect the Company's international sales, which would have a material adverse effect on the Company. In addition, foreign companies not subject to United

States export restrictions may have a competitive advantage in the international information security market. The Company cannot predict the impact of these factors on the international market for its products. See "—Government Regulation and Export Controls."

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

    The Company's wireless communication segment public safety sales accounted for approximately 36% of total sales for the Company in 2000. The RFP bidding cycle and contract award stage can take six months to two years before a contract is awarded and the governmental customers funding process for these systems can delay the bidding cycle as well.

Dependence on Key Personnel

    The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly skilled engineering, technical, managerial and marketing personnel. Competition for such personnel is intense and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. In addition, the uncertainties surrounding Transcrypt's business prospects have increased the challenges of retaining world-class talent. The Company currently has openings for engineers and other personnel, and it cannot assure that it will be successful in attracting, motivating or retaining such personnel.

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

Fluctuations in Quarterly Operating Results

    The Company has experienced, and expects to continue to experience, quarterly variations in its results of operations as a result of many factors. These factors include the timing of customer orders, the timing of the receipt of cash payment on sales which are recorded on a cash basis, the timing of the introduction of new products, the timing and mix of product sales, general economic conditions and specific economic conditions in the information security and wireless communications industry. See

"ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Quarterly Results of Operations."

Regulatory Environment

    Wireless communications and encryption products are subject to regulation by United States and foreign laws and international treaties. The regulatory environment is uncertain and changes in the regulatory structure and laws and regulations can adversely affect the Company and its customers. Such changes could make the Company's existing or planned products obsolete or not sellable in one or more markets, which could have a material adverse effect on the Company. See "—Risks Associated with International Sales" and "—Government Regulation and Export Controls."

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

Limited Protection of Intellectual Property Rights; Risk of Third-Party Claims of Infringement

    The Company currently holds a number of domestic and international patents and has on file applications for additional patents. Although the Company assesses the advisability of patenting any technological development, the Company has historically relied, in the information security area, primarily on: (1) copyright and trade secret law and (2) employee and third-party non-disclosure agreements to protect its proprietary intellectual property and rights. The protection afforded by such means may not be as complete as patent protection. In addition, the laws of some countries do not protect trade secrets. There are limitations on the availability of patent protection as a means to protect the Company's products. Even when patent protection can be obtained, there are often limitations on the enforceability of such patent rights. The Company's inability to preserve all of its proprietary intellectual property and rights could have a material adverse effect on the Company. See "—Intellectual Property."

ITEM 2. PROPERTIES

    The Company occupies a portion of a 76,500 square foot multi-story administrative and manufacturing facility located at 4800 NW 1st Street, Lincoln, Nebraska, 68521, which is located in the University of Nebraska Technology Park. The Company sold this facility and approximately 10 acres of surrounding land during August 1999 for approximately $5.2 million. In conjunction with the sale, the Company leased approximately 23,000 square feet of the facility for five years, and for which the Company will pay approximately $228,000 during 2001.

    On January 28, 1998, the Company purchased the 250,000 square-foot manufacturing facility located on a 20-acre site in Waseca, Minnesota. During December 1999, the Company sold the Waseca facility for approximately $2.7 million. In conjunction with the sale, the Company leased 136,000 square feet of the facility for five years, and for which the company will pay approximately $1.0 million during 2001. In June 2000, the Company sold a facility it owned in Garner, Iowa, which had been leased to a third party, for $300,000. The Company also leases additional sales and service facilities in Burnsville, Minnesota, Miami, Florida, and Washington, D.C.

ITEM 3. LEGAL PROCEEDINGS

    The Department of Commerce is currently conducting an investigation into Transcrypt's compliance with export regulations. The Company does not anticipate that this investigation will have a material impact on either its operations or financial position. Nevertheless, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with the U.S. government or our sales outside the United States. The Department of Commerce has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties and restricting or removing Transcrypt's ability to export certain products, among other things. Our international sales would be adversely affected if the Department of Commerce imposed sanctions against the Company.

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

    No matters were submitted to the stockholders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the Over the Counter ("OTC") Bulletin Board under the symbol "TRII". It has traded on the OTC Bulletin Board since August 1998, following the delisting of the Common Stock from the NASDAQ Stock Market in May 1998.

    The following table sets forth, in the periods indicated, the high and low sales prices per share of the Common Stock, as reported by the OTC Bulletin Board for the periods presented. As of December 31, 1999, the Company had 213 stockholders of record.

	High	Low
1999
First Quarter	$5.00	$2.50
Second Quarter	$3.25	$1.38
Third Quarter	$3.31	$1.34
Fourth Quarter	$3.75	$2.00
2000
First Quarter	$7.00	$2.88
Second Quarter	$4.00	$1.88
Third Quarter	$2.81	$1.25
Fourth Quarter	$1.44	$0.22

    The last sale price of the Common Stock on December 31, 2000, as reported in the OTC Bulletin Board, was $0.23.

Dividends

    The Company has never paid and has no present intention of paying cash dividends on its Common Stock. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data of the Company is qualified by reference to, and should be read together with, the Consolidated Financial Statements and related notes and the independent auditors' report, which contains an explanatory paragraph that states that the Company's recurring losses from operations raise substantial doubt about the entity's ability to continue as a going concern, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2000, 1999 and 1998 and the Consolidated Balance Sheet data as of December 31, 2000 and 1999 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 1997 and 1996 and the Consolidated Balance Sheet data as of December 31, 1998, 1997, and 1996 are derived from financial statements not included herein. In 1998, the Company restated its previously released results for the year ended December 31, 1997. The Company's financial statements for the year ended December 31, 1996, and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December 31 during 1997 and 1996.

	Year ended December 31,
	1996	1997(8)	1998	1999	2000
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$10,619	$40,423	$62,041	$53,520	$42,192
Cost of sales	4,274	26,106	44,905	36,059	34,063

Gross profit	6,345	14,317	17,136	17,461	8,129

Operating costs and expenses:
Research and development	2,234	4,469	8,812	5,724	5,763
Sales and marketing	2,187	7,031	11,476	8,282	6,813
General and administrative(1)	2,529	4,711	12,529	9,601	10,196
Special compensation expense(2)	5,568	—	—	—	—
In-process research and development costs(3)	—	9,828	—	—	—
Restructuring charge(4)	—	—	1,230	523	358
Provision for litigation settlement(5)	—	—	10,000	(2,221)	(924)

Total operating costs and expenses	12,518	26,039	44,047	21,909	22,206

Loss from operations	(6,173)	(11,722)	(26,911)	(4,448)	(14,077)
Interest income (expense), net	(131)	231	655	386	292
Other income	—	18	46	235	775
Expense (benefit) for income taxes(6)	(2,186)	(524)	(3,916)	—	12,376

Net loss	$(4,118)	$(10,949)	$(22,294)	$(3,827)	$(25,386)

Net loss per share(7)—Basic and Diluted	$(0.61)	$(1.09)	$(1.72)	$(0.30)	$(1.88)

Weighted average common shares—Basic and Diluted(7)	6,783,078	10,056,690	12,946,624	12,947,795	13,511,489

Consolidated Balance Sheet Data:
Working capital	$1,844	$44,836	$17,426	$26,793	$16,110
Total assets	$11,938	$106,694	$87,212	$85,521	$46,994
Long-term debt and capitalized lease obligations, net of current portion	$2,632	$2,758	$6	$197	$19
Stockholders' equity	$4,966	$75,390	$53,096	$49,286	$25,770

(1)
Includes amortization and impairment charges for intangible assets. For years prior to 1997, includes the amortization of intangible assets related to the acquisition of the Company's business in December 1991. Commencing in August 1997, amortization of intangible assets related to the acquisition of EFJohnson began. In 2000, the Company recorded an impairment charge of $2,255 related to the acquired work force, customer base, and trade name. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—General and Administrative."

(2)
Represents a non-recurring, non-cash compensation expense of $5.4 million resulting from the vesting in September 1996 of 716,916 stock options for 10 executive officers and key employees of the Company at a weighted average exercise price of $1.81 per share, and the accrual of a special compensation expense of $210,000 in September 1996.

(3)
Represents a non-recurring, non-cash expense of $9.8 million due to the write-off of purchased in-process research and development costs associated with the acquisition of EFJohnson.

(4)
Represents a charge for a 25% reduction in workforce taken in the third quarter of 1998, a charge for the closing of EFJohnson's Hong Kong office taken in the second quarter of 1999, and a workforce reduction in the fourth quarter of 2000.

(5)
Represents a special provision taken in the fourth quarter of 1998 for potential class action litigation settlement, the reversal of a portion of that reserve in the second quarter of 1999 and the second and fourth quarters of 2000.

(6)
Includes a $12,376 increase in the valuation allowance for Deferred Tax Assets during the fourth quarter of 2000.

(7)
See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute net loss per share.

(8)
Statement of Operations Data reflects the operations of EFJohnson since the date of its acquisition on July 31, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Annual Report on Form 10-K, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may involve risks and uncertainties. The Company's actual results may differ significantly from those discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed under "ITEM 1. BUSINESS—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price." The following discussion should be read together with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

    The Company is a manufacturer of wireless communications products and systems and information security products. Through the EFJohnson subsidiary, the Company designs, develops, manufactures and markets: (1) stationary LMR transmitters/receivers (base stations or repeaters), (2) mobile and portable radios, and (3) communications systems comprising products from (1) and (2) along with other system elements to provide turnkey communication system solutions. The Company sells its LMR products and systems mainly to two broad markets: (1) public safety and other governmental users and (2) commercial users. Through it's Secure Technologies division, the Company designs and manufactures information security products that prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR and telephony security markets.

    In 1998, the Company restated its previously released results for the year ended December 31, 1997, the Company's financial statements for the year ended December 31, 1996 and the financial statements as of and for each of the quarterly periods ended March 31, June 30, September 30 and December 31 during 1997 and 1996. The restatement of the Company's financial statements and other events relating to the restatement, including the class action lawsuits and the SEC investigation which occurred subsequent to March 31, 1998, have had an adverse impact on the Company's business, financial condition, results of operations, liquidity and cash flows. These events have had, to varying degrees, an adverse impact on the Company's relationships with its customers and vendors. The Company continues to evaluate its product lines, and has implemented and is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues. These initiatives included workforce reductions in the third quarter of 1998, the fourth quarter of 2000, and again on March 8, 2001. In addition, during the second quarter of 1999, the Company closed its Hong

Kong office. Implementation of any other plan resulting from these initiatives in the future may result in substantial up front costs and cash expenditures.

    During 1999, the Company replaced a significant portion of its senior management, including its Chairman and Chief Executive Officer, the Chief Financial Officer, and several positions at the Vice President level. During 2000, the Company continued this process by making significant management personnel changes in its operational and sales areas. The new management has continued the process begun in 1998 of evaluating product lines and implementing initiatives to reduce operating expenses, reemphasize processes and procedures, develop new products, identify new markets, refocus the organization on its core competencies, and improve overall profitability. Despite these efforts, the Company has not experienced any significant improvement in its business, financial condition and results of operations, and liquidity and cash flows.

    The independent auditors report relating to the audit of the Company's financial statements for the fiscal year ended December 31, 2000 includes a paragraph expressing substantial doubt over the Company's ability to continue as a going concern. The Company's ability to continue as a going concern has been impacted by the losses the Company has incurred in recent years, the Company's current levels of available cash, and its recent pace of cash usage. Without additional funding sources, the Company estimates that it currently needs approximately $10 million in quarterly revenues to generate the cash necessary to finance its operations. The Company anticipates revenues of approximately $9 million during the first quarter of 2001, and anticipates using up to $1.5 million of cash during the period. However, the Company is managing its cash position through a combination of expense reductions and by, where possible, acceleration of customer receivables. In this regard, the Company announced that it is laying-off 24 employees or 13% of its EFJohnson workforce, effective March 8, 2001. The Company estimates that this layoff and other expense reductions will generate annualized cost savings of approximately $3.0 million. The Company previously announced the elimination of 69 positions on November 6, 2000, representing 26% if it's total employment, and with an estimated annual cost saving of $3 million. Although revenues and margins for the first quarter have met expectations through February of 2001, due to the nature of its business, the Company generally ships a substantial portion of its products at the end of a quarter. As such, the Company can give no assurance that it will achieve $9 million in revenues for first quarter 2001 or will in the future generate adequate cash to support its operations. The Company's failure to achieve its revenue and other financial goals for the remainder of 2001 and beyond will have a significant adverse impact on the liquidity of the Company, and could possibly result in insolvency. Additionally, if the Company is unable to achieve it's forecasted performance, additional impairment losses on long-lived and intangible assets may emerge.

Results of Operations

    The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated.

	Year Ended December 31,
	1998	1999	2000
Revenues	100.0%	100.0%	100.0%
Cost of sales	72.4%	67.4%	80.7%

Gross profit	27.6%	32.6%	19.3%

Operating costs and expenses:
Research and development	14.2%	10.7%	13.7%
Sales and marketing	18.5%	15.5%	16.1%
General and administrative	20.2%	17.9%	24.2%
Restructuring charge	2.0%	1.0%	0.8%
Provision for litigation settlement	16.1%	(4.2)%	(2.2)%

Total operating costs and expenses	71.0%	40.9%	52.6%

Loss from operations	(43.4)%	(8.3)%	(33.4)%
Interest income (expense), net	1.1%	0.7%	0.7%
Other income	0.1%	0.4%	1.8%
Income tax expense (benefit)	(6.3)%	0.0%	29.3%

Net loss	(35.9)%	(7.2)%	(60.2)%

Pro forma net loss	(35.9)%	(7.2)%	(60.2)%

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

    System sales under long-term contracts are accounted for under the percentage of completion method. Under this method, revenues are recognized as work on a contract progresses. The recognized revenue is that percentage of estimated total revenue that incurred costs to date bears to estimated total costs to complete the contract. Revisions in cost and profit estimates are made when conditions requiring such revisions become known. Anticipated losses on contracts are recognized in operations as soon as such losses are determined to be probable and reasonably estimable.

    Deferred revenue includes unearned warranty fees on extended product warranty contracts sold to customers. The Company recognizes the fees based on the expected warranty repairs to be incurred over the life of the contract. Deferred revenue in 1999 also included an advance payment received for products sold to Motorola in 2000. The advance payment was negotiated as part of an agreement to produce certain products during 2000, and was recognized as the revenue was earned.

    Revenues declined by 21% to $42.2 million in 2000 from $53.5 million in 1999. Of total revenues for 2000, the wireless communication segment comprised 85.6%, and the information security segment comprised 14.4%. This decline in revenues is primarily the result of several factors. First, there were delays in the closure of several large systems installation contracts at the Company's EFJohnson subsidiary, which management chose to focus its efforts on completing during 2000. These delays resulted in a reduction in the opportunity to bid on and win contracts for systems expansion and upgrade contracts within the Company's installed base, as well as from sales of LMR products and services into previously installed systems. Now that these issues have been substantially resolved, management anticipates that such opportunities will increase in the future. In addition to these delays, 1999 revenues included sales associated with customers' potential Y2K related issues that did not reoccur in 2000. The cumulative effect of the previously identified issues was a 39% reduction in associated revenues during 2000, as compared to 1999. Second, due to reduced demand for and downward pricing pressure primarily on its low cost wireless communication analog products typically sold to commercial users, the Company chose to reduce the number of products offered and its sales efforts relating to certain product lines. As a result, sales of these products during 2000 declined 30% from 1999 levels. Finally, the Company experienced delays in the receipt of orders in both the wireless communications and information security markets. The Company expects to receive the bulk of these orders in 2001. These revenue reductions were partially offset by increased sales of its LMR products to Federal Government users, as well as sales of the Company's recently introduced SmartNet™/SmartZone® products.

    These issues impacted sales during the fourth quarter of 2000 in particular, when revenues were significantly lower than the quarterly revenues experienced earlier in the year. Revenues from systems installation contracts decreased from levels experienced earlier in the year as contracts were completed. As previously discussed, management chose to focus its efforts on the closure of existing contracts. In addition, there were delays in the receipt of orders during the fourth quarter, the bulk of which the Company expects to receive during 2001.

    Management anticipates that revenues associated with systems installation contracts will increase in the future, as existing projects are finalized and new contracts are awarded. Management also expects that sales of products typically sold to commercial users will continue to decline in both the short and long term. However, management anticipates increasing revenues from sales of its digital and Project 25 products, as well as from the recently introduced SmartNet™/SmartZone® product line.

    Revenues declined by 14% to $53.5 million in 1999 from $62.0 million in 1998. Of total revenues for 1999, the wireless communication segment comprised 85.8%, and the information security segment comprised 14.2%. This decline in revenues is primarily the result of factors associated with the restatement in 1998 of the Company's financial statements for 1997 and 1996. The general disruption of the Company's business caused by the restatements resulted in a decline in revenues on a quarter to quarter basis throughout 1998 and into the first quarter of 1999. Revenues declined from $22.0 million in the first quarter of 1998, which was prior to the restatement, to $9.7 million in the first quarter of 1999. However, the Company experienced an increase in revenues on a quarter to quarter basis throughout the remainder of 1999, ending with $15.8 million in revenues during the fourth quarter of 1999.

    International sales as a percentage of revenues in 2000 were 17%, compared to 23% in 1999 and 37% in 1998. The Company experienced a 39% increase in revenues from the Middle East and Asian regions during 2000 as compared to 1999 primarily from its information security segment. The Company also experienced a 64% decline in revenues from the Central and Latin American region during 2000 as compared to 1999. This decline was primarily due to the termination of a relationship with a distributor focused on the region that exited the LMR market, as well as the completion of a significant system implementation contract in Brazil during 1999. The Company anticipates that revenues derived from the Latin American region will increase as it focuses its sales and marketing efforts on the Americas, and as it seeks out and is awarded systems installation contracts.

Gross Profit

    Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty, and warranty product costs. Gross profit was $8.1 million (19.3% gross margin) in 2000, compared to $17.5 million (32.6% gross margin) in 1999 and $17.1 million (27.6% gross margin) in 1998. Gross margins for the wireless communications segment were 9.5% in 2000, 27.4% in 1999, and 22.1% in 1998. Gross margins for the information security segment were 72.5% in 2000, 64.4% in 1999, and 53.3% in 1998.

    The decline in overall gross margins from 1999 to 2000 is the result of several factors. First, costs to complete certain systems installation contracts were higher than anticipated. These additional costs of approximately $1.5 million are not expected to reoccur in the future. Second, revenues during the year were not sufficient to fully cover fixed and semi-variable costs. Management has taken steps to bring costs in line with anticipated revenues, such as staff reductions and the elimination of certain product lines, and is also exploring outsourcing opportunities to further reduce manufacturing costs. Finally, the Company's EFJohnson subsidiary experienced declining margins, particularly on sales to commercial customers, due to continuing pricing pressures from the Company's competition in that market. Management is continuing to review pricing strategies and product line profitability, has made adjustments when appropriate, and is eliminating unprofitable or marginally profitable products and product lines. Due to the previously mentioned changes, and ongoing efforts to bring the Company's infrastructure in line with anticipated revenues, management expects the Company's gross margins to increase from 2000 levels in the future.

    The increase in overall gross margins from 1998 to 1999 is primarily the result of the realignment of the Company's infrastructure and general cost cutting that occurred as part of the restructuring instituted during 1998. The Company benefited from revenues associated with systems contracts at its EFJohnson subsidiary, which tend to have higher margins. In addition, there were several contracts associated with customers' Y2K issues at EFJohnson, which also tend to have higher margins. Also, the Company incurred approximately $1.0 million in costs during 1998 that was associated with correcting systems contract problems for certain EFJohnson projects that were begun prior to Transcrypt's acquisition of EFJohnson. Costs associated with this issue were not significant during 1999. Finally, the Company benefited from the sale at a reduced value of surplus inventory at its Secure Technologies division that had previously been written down.

Research and Development

    Research and development expenses consist primarily of costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. The Company expenses all research and development costs as they are incurred. Research and development expenses were similar to the previous year, at $5.8 million in 2000 compared to $5.7 million in 1999. As a percentage of sales, research and development expenses were 13.7% of revenues in 2000 compared to 10.7% in 1999 due to the decline in revenues.

    During 2000, the Company's research and development efforts included new product development, resolving issues associated with completing certain systems installation contracts and significant "maintenance of line" work involving the resolution of problems associated with existing products. Since much of this work was completed during 2000, management anticipates that research and development costs as a percentage of revenue will decline in the future.

    Research and development expenses declined during 1999 due to reductions in the overall number of engineers at both the EFJohnson subsidiary and the Secure Technologies division. The Company also implemented a new product development process in 1998 that requires a reduced amount of resources and is intended to speed up the Company's ability to deliver products to market, which also aided in reducing expenses. That implementation continued into 1999, when the Company separated the research and development efforts of the EFJohnson subsidiary and the Secure Technologies division. These efforts are now in line with the market segments that they serve. Previously, one group of engineers served the needs of both entities.

    The information security and wireless communications product markets in which the Company competes are rapidly evolving and can be expected to further evolve in the future as a result of changing technology, industry standards, and customer requirements. The Company's ability to compete effectively will depend upon its ability to anticipate and react to these changes in a timely manner. The Company may not have, either currently or in the future, adequate capital or human resources to respond to these changes.

Sales and Marketing

    Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, public relations and trade show participation. Sales and marketing expenses decreased 17.7% to $6.8 million in 2000, compared to $8.3 million in 1999. These amounts represent 16.1% of sales in 2000 and 15.5% of sales in 1999. The decrease in 2000 was due primarily to the continued restructuring begun in 1998. The Company's sales and marketing infrastructure was also adjusted during 2000 to align it with new opportunities in the Federal and SmartNet™/SmartZone® arenas.

    Sales and marketing expenses decreased 27.8% to $8.3 million in 1999, compared to $11.5 million in 1998. These amounts represent 15.5% of sales in 1999 and 18.5% of sales in 1998. The decrease in 1999 was due primarily to the restructuring instituted during 1998, which began the process of bringing the Company's sales and marketing efforts more in line with the needs of the market.

General and Administrative

    General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions, and amortization of intangible assets. In connection with Transcrypt's purchase of all of the outstanding shares of capital stock of EFJohnson, the Company recorded $18.0 million of goodwill and other intangibles at the closing of this acquisition. The Company is amortizing these amounts on a straight-line basis over periods of 3 to 15 years. This amortization began in August 1997.

    During 2000, management determined that, due to the Company's recent performance, certain facets of the Company's intangible assets associated with the purchase of EFJohnson in 1997 had become impaired. Consequently, impairment charges totaling $2.3 million relating to acquired work force, customer base, and trade name were taken during the fourth quarter of 2000. The impairment loss was measured based upon management's estimate of fair value of the assets and was necessitated by further work force reductions and management's decision to exit certain customer markets, as announced on November 6, 2000, and further deterioration of revenues and profitability in comparison to projections. Specifically, the Company reduced the net book value of the EFJohnson trade name by $0.8 million, the net book value of the EFJohnson customer base by $0.9 million, and the net book value of the EFJohnson workforce by $0.5 million. The Company also reviewed the expected useful lives of these assets. Accordingly, the changed net book value, as well as potential changes to the respective amortization periods, may result in changes in the amount of periodic amortization in the future.

    General and Administrative expenses increased by 6.2% to $10.2 million in 2000 from $9.6 million in 1999. As a percent of revenues, G&A expenses were 24.2% of revenues in 2000 as compared to 17.9% of revenues in 1999. The higher expenses are primarily the result of the $2.3 million in additional goodwill amortization previously mentioned. Excluding the special adjustment to the net book value of intangible assets, G&A expenses would have decreased by 17.3% to $7.9 million. The lower expenses are primarily the result of various restructuring activities occurring between 1998 and 2000. This trend should continue, as a percent of revenue, as the Company continues to bring general and administrative expenses more in line with anticipated revenues.

    General and Administrative expenses declined by 23.4% to $9.6 million in 1999 from $12.5 million in 1998. As a percent of revenues, G&A expenses were 17.9% of revenues in 1999 as compared to 20.2% of revenues in 1998. The lower expenses are primarily the result of the restructuring begun in 1998, which brought the administrative organization more in line with the needs of the Company.

Restructuring Charges

    The Company incurred a restructuring charge in the fourth quarter of 2000 of approximately $0.4 million in connection with a 26% reduction in its workforce. In addition, during the second quarter of 1999, the Company established a reserve of approximately $0.5 million primarily to cover the costs of closing EFJohnson's Hong Kong office, which was completed during 1999. During the third quarter of 1998, the Company incurred a restructuring charge of approximately $1.2 million in connection with the 25% reduction in its workforce.

Provision for Litigation Settlement

    In December 1998, the Company took a special provision of $10.0 million relating to the federal and state class action lawsuits then pending in Nebraska against the Company and certain of its current and former officers. During June 1999, the Company revised its estimated costs related to the settlement of actions against it. The result was a $2.2 million reduction of the special provision to $7.8 million. During 2000, the Company reduced the special provision by $0.4 million due to the settlement of litigation between the Company and PricewaterhouseCoopers, and the adjustment of a reserve associated with the settlement of the Physician's Mutual litigation. In addition, the Company adjusted a reserve for legal fees, further reducing the special provision by $0.5 million.

Net Interest Income or Expense

    Net interest income consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on its term and installment loans and bank lines of credit. Net interest income was $0.3 million in 2000 compared to $0.4 million in 1999. Net interest income was $0.7 million in 1998. The decrease in net interest income in both 2000 and 1999 is due primarily to the decrease in interest income as the Company's cash, cash equivalents and investments declined throughout the year. The Company expects net interest income to continue to decline in 2000 as the cost of the Company's borrowing increases.

Provision for Income Taxes

    The Company's (expense) benefit for income taxes was ($12.4 million) in 2000, zero in 1999, and $3.9 million in 1998. As of December 31, 2000, the Company has $24.2 million in deferred tax assets, of which 80% has at least 12 years remaining before expiration. However, current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization. As the Company has a recent history of losses, which is a significant piece of negative evidence, until that trend is reversed, the Company has reduced their deferred tax assets. One of the primary factors in the conclusion to increase the valuation allowance was the operating loss in the fourth quarter of 2000. The fourth quarter results created further uncertainty about the recoverability of the deferred tax assets. Consequently, during the fourth quarter of 2000, the Company reduced the net book value of its deferred income tax assets from $12.4 million to zero by adjusting the valuation allowance. Management anticipates that if the Company develops a trend of profitability, all or some portion of the asset may be restored.

    The Company did not recognize a tax benefit associated with its loss during 1999 because the amount of the deferred tax assets shown on the Consolidated Balance Sheet at that time was management's estimate of the amount that was more likely than not to be realized.

Net Loss

    The Company had a net loss of $25.4 million during 2000. This amount includes a $2.3 million adjustment of intangible assets, as well as a $12.4 million reduction of its deferred income tax asset. Before these adjustments, the Company incurred a net loss of $10.7 million. The Company had a net loss of $3.8 million during 1999, which included a $0.5 million restructuring expense and $2.2 million of income from a reduction in a litigation reserve set up during the previous year. Without these two items, the net loss would have been approximately $5.5 million. During 1998, the Company had a net loss of $22.2 million, which included $1.2 million of restructuring charges and a $10.0 million provision for litigation settlement. Without these two items, the Company would have had a net loss of approximately $11.4 million (net of tax benefit).

Quarterly Results of Operations

    The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the Company for the eight quarters ended December 31, 2000. In the opinion of the Company's management, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for any subsequent period or for the entire fiscal year.

	Quarter Ended
(in thousands, except per share data)	March 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
Revenues	$9,709	$12,727	$15,323	$15,760	$11,360	$11,915	$11,664	$7,253
Cost of sales	7,735	8,646	9,917	9,762	9,812	9,876	8,098	6,277

Gross profit	1,974	4,081	5,406	5,998	1,548	2,039	3,566	976

Operating costs and expenses:
Research and development	1,714	1,510	1,220	1,279	1,465	1,495	1,417	1,386
Sales and marketing	1,726	2,396	1,885	2,275	1,790	1,743	1,708	1,572
General and administrative(1)	2,634	2,460	2,287	2,220	2,126	2,045	2,009	4,016
Restructuring charge(2)	—	523	—	—	—	—	—	358
Provision for litigation settlement(3)	—	(2,221)	—	—	—	(387)	—	(537)

Total operating costs and expenses	6,074	4,668	5,392	5,774	5,381	4,896	5,134	6,795

Income (loss) from operations	(4,100)	(587)	14	224	(3,833)	(2,857)	(1,568)	(5,819)
Interest (expense) income and other income, net	143	251	135	93	582	263	88	134
Net income (loss) before income taxes	(3,957)	(336)	149	317	(3,251)	(2,594)	(1,480)	(5,684)

Provision (benefit) for income taxes(4)	—	—	—	—	—	—	—	12,376

Net income (loss)	$(3,957)	$(336)	$149	$317	$(3,251)	$(2,594)	$(1,480)	$(18,061)

Net income (loss) per share
Basic	$(0.31)	$(0.03)	$0.01	$0.02	$(0.25)	$(0.20)	$(0.11)	$(1.26)

Diluted	$(0.31)	$(0.03)	$0.01	$0.02	$(0.25)	$(0.20)	$(0.11)	$(1.26)

Weighted average common shares
Basic	12,947	12,947	12,947	12,951	12,957	13,004	13,731	14,342

Diluted	12,947	12,947	13,203	13,250	12,947	13,004	13,731	14,342

As a Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.7	67.9	64.7	61.9	86.4	82.9	69.4	86.5

Gross profit	20.3	32.1	35.3	38.1	13.6	17.1	30.6	13.5
Operating costs and expenses:
Research and development	17.7	11.9	8.0	8.1	12.9	12.5	12.1	19.1
Sales and marketing	17.8	18.8	12.3	14.5	15.7	14.6	14.6	21.7
General and administrative(1)	27.1	19.3	14.9	14.1	18.7	17.2	17.2	55.4
Restructuring charge(2)	0.0	4.1	0.0	0.0	0.0	0.0	0.0	4.9
Provision for litigation settlement(3)	0.0	(17.4)	0.0	0.0	0.0	(3.2)	0.0	(7.4)

Total operating costs and expenses	62.6	36.7	35.2	36.7	47.3	41.1	44.0	93.7

Income (loss) from operations	(42.3)	(4.6)	0.1	1.4	(33.7)	(24.0)	(13.4)	(80.2)
Interest (expense) income and other income, net	1.5	2.0	0.9	0.6	5.1	2.2	0.7	1.9
Provision (benefit) for income taxes	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(170.7)

Net income (loss)	(40.8)%	(2.6)%	1.0%	2.1%	(28.6)%	(21.8)%	12.7%	(249.0)%

(1)
Includes amortization of intangible assets, including a $2,255 impairment charge in the fourth quarter of 2000.

(2)
Represents a $523 charge for the closing of the EFJohnson Hong Kong office during the second quarter of 1999, and a charge for a 26% reduction in workforce taken in the fourth quarter of 2000.

(3)
Represents partial reversals, during the second quarter of 1999 and the second and fourth quarters of 2000, of a special provision taken in the fourth quarter of 1998 for the class action litigation settlement,.

(4)
Represents a $12,376 increase in the valuation allowance for deferred tax assets during the fourth quarter of 2000.

    The Company historically has experienced, and expects to continue experiencing, substantial variability in its results of operations from quarter to quarter. The level of revenues in a particular quarter varies primarily based upon the timing of customer purchase orders, due principally to the seasonal nature of governmental budgeting processes and the needs of competing budgetary concerns of the Company's customers during the year. Other factors that affect the results of operations in a particular quarter include the timing of the introduction of new products, general economic conditions, the timing and mix of product sales and specific economic conditions in the information security and wireless communications industries. The Company believes that quarterly results are likely to vary for the foreseeable future.

Liquidity and Capital Resources

    Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

    The Company's operating activities used $12.3 million of cash in 2000, $0.9 million in 1999, and $12.1 million of cash during 1998. During 2000, cash generated as a result of decreases in accounts receivable, costs in excess of billings on completed contracts, and inventory were offset by operating losses and by decreases in accounts payable, accrued expenses, billings in excess of costs on uncompleted contracts, payments on the restructuring reserve, and deferred revenue. Deferred revenue in 1999 included $3.6 million in advance payments from Motorola for products that were manufactured and shipped during 2000.

    During 2000, $0.1 million in cash was used in investing activities. Approximately $0.5 million used to purchase fixed assets and software was offset by the receipt of approximately $0.4 million from the sale of other fixed assets during the year. Also during 2000, the Company received $2.3 million in financing activities, primarily from borrowings on the Company's line of credit with US Bank.

    During 1999, cash generated by operations and cash used as a result of increases in accounts receivable, costs in excess of billings on completed contracts, payments on a restructuring reserve, and inventory were offset by cash generated from increases in accounts payable and deferred revenue. Deferred revenue includes $3.6 million in advance payments from Motorola for products were shipped during 2000. In addition, investing activities provided $6.6 million in cash. Specifically, $7.9 million was provided by the sales of the Lincoln and Waseca facilities, which was offset by $1.0 million in fixed asset purchases and $0.3 million in other investing activities. Also during 1999, the Company used $4.4 million in financing activities, primarily for payments on long-term debt and the Company's line of credit with US Bank.

    The Company's financing activities during the last three years have consisted primarily of borrowings under and payments on an industrial development revenue bond issue ("IDR"), term and installment notes payable, and bank lines of credit. Such activities provided $2.3 million of cash in 2000, used $4.4 million of cash in 1999, and generated $4.9 million in 1998.

    In the normal course of its business activities, the Company is required under contracts with various governmental authorities to provide letters of credit or bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2001, have a total undrawn balance of $1,942. Bonds, which expire on various dates through 2001, totaled $22.9 million at December 31, 2000. In early 2000, the Company obtained a commitment from a major insurance company that provides for up to $20 million in new bonding arrangements at favorable rates and terms. As a result of the Company's performance in 2000, the bonding insurer has indicated that, until the Company's financial performance improves, future bonding arrangements must be partially supported by collateral, either with a irrevocable letter of credit or cash. The Company's inability to provide such collateral could adversely affect its ability to secure bonding arrangements.

    The Company has a line of credit with US Bank. It is a secured line of credit not to exceed $10.0 million. Interest was 7.77% at December 31, 2000 and is at a variable rate of 1.25% over the interest rate earned on the $10.0 million on certificates of deposits pledged as security on the bank line of credit. Originally due June 1, 2000, the line of credit has been renewed through June 1, 2001, and is collateralized by substantially all the Company's assets, including $10.0 million in certificates of deposit with the bank. The Company anticipates that it will be able to either renew the existing agreement or negotiate a replacement facility.

    At December 31, 2000, the Company had $8.3 million outstanding on the revolving line of credit. Average borrowings under the Company's line of credit and the weighted average interest rate during 2000 were $7.3 million and 7.53%. The total available credit as of December 31, 2000 was $1.4 million under the above line.

    The Company currently does not anticipate paying cash dividends in the foreseeable future.

    The Company's decline in revenues and substantial losses has put additional strain on the Company's liquidity and cash position. As of December 31, 2000, the Company had unrestricted cash of $1.4 million and approximately $1.4 million available under its line of credit. Without additional funding sources, the Company estimates that it currently needs approximately $10 million in quarterly revenues to generate the cash necessary to finance its operations. The Company anticipates revenues of approximately $9 million during the first quarter of 2001, and anticipates using up to $1.5 million during the period. However, the Company is managing its cash position through a combination of expense reductions and by, where possible, acceleration of customer receivables. Although revenues and margins for the first quarter have met expectations through February of 2001, due to the nature of its business, the Company generally ships a substantial portion of its products at the end of a quarter. As such, the Company can give no assurance that it will achieve $9 million in revenues for first quarter 2001 or will in the future generate adequate cash to support its operations. The Company's failure to achieve its revenue and other financial goals for the remainder of 2001 and beyond will have a significant adverse impact on the liquidity of the Company. Additionally, if the Company is unable to achieve it's forecasted performance, additional impairment losses on long-lived and intangible assets may emerge.

Pending Claims

    The Company has entered into a contract with a governmental entity of Clay County, Florida ("Clay County") for installation of the Company's Multi-Net radio system. The contract provision entitles Clay County to liquidated damages if the project is not completed by the project completion deadline. Clay County states that the project completion deadline is January 17, 2001. In accordance with the contract, the liquidated damages are in the amount of $25,000 per calendar month or any part thereof, and $1,000 per day beyond the project completion deadline. Transcrypt anticipates the completion of the project during the second quarter of 2001. The Company has considered these liquidated damages as part of its accounting for this open contract.

    In December 2000, the Company received a demand letter written from Electronic Engineering Company ("EEC") in conjunction with a transaction for the installation of an EF Johnson 900-megahertz trunked radio system. EEC alleges that the system is not functioning properly. The Company vigorously contests this allegation. However, it is unable to predict the likelihood of the outcome or range or amount of potential liability that may arise from any formal legal action, or the potential impact on the Company's cash position.

    The Departments of Commerce is currently conducting an investigation into Transcrypt's compliance with export regulations. The Company does not anticipate that this investigation will have a material impact on either its operations or financial position. Nevertheless, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with the U.S. government or our sales outside the United States. The Department of Commerce has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties and restricting or removing Transcrypt's ability to export certain products, among other things. Our international sales would be adversely affected if the Department of Commerce imposed sanctions against the Company.

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at their fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign currency denominated forecasted transaction. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 will not be significant to its financial reporting.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's international sales are subject to a number of risks not found in domestic sales. These risks include: (1) unexpected changes in regulatory requirements, (2) tariffs and other trade barriers, (3) political and economic instability in foreign markets, (4) difficulties in establishing foreign distribution channels, (5) longer payment cycles, (6) uncertainty in the collection of accounts receivable, (7) increased costs associated with maintaining international marketing efforts, and (8) difficulties in protecting intellectual property. In particular, the purchase of Company products by international customers presents increased risks of, among other things, delayed or reduced collection of revenues. Because most of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may also affect the price, competitiveness and profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for the Company.

    Some of the Company's information security products are subject to export controls under U.S. law, which in most cases requires the approval of the Department of Commerce in order to ship internationally. The Company cannot assure that such approvals will be available to it or its products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. The Company's inability to obtain required export approvals would adversely affect the Company's international sales, which would have a material adverse effect on the Company. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international information security market. The Company cannot predict the impact of these factors on the international market for its products. See "—Government Regulation and Export Controls."

    The Company has a line of credit with a regional bank, which carries a variable interest rate that changes based on changes in certain certificates of deposits issued by the lender and also serve as collateral for the loan. Therefore, the Company's exposure to interest rate change risk is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statement, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

    Incorporated by reference in Items 10 to 13 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board—Proposal 1: Elect Two Directors," "Information About Directors and Executive Officers" and "Information About Transcrypt Common Stock Ownership—Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 2000?" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About Transcrypt Common Stock Ownership—Compensation Committee Interlocks and Insider Participation" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled "Information About Transcrypt Common Stock Ownership" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled "Information About Directors and Executive Officers—Certain Relationships and Related Transactions" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are included in this report at the page numbers indicated.

Page No.
1.	Financial Statements and Schedules
	Independent Auditors' Report	F-1
	Consolidated Balance Sheets as of December 31, 2000 and 1999	F-2
	Consolidated Statements of Operation for the Years ended December 31, 2000, 1999 and 1998	F-3
	Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2000, 1999 and 1998	F-4
	Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998	F-5
	Notes to Consolidated Financial Statements	F-6 to F-21
2.	Supplemental Financial Statement Schedules
	Independent Auditor's Report	S-1
	Schedule II—Valuation and Qualifying Accounts and Reserves	S-2

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

3.  Exhibits

(1) Executive Compensation Plans and Arrangements:

    The following is a summary of the Company's executive compensation plans and arrangements, which are required to be filed as exhibits to this Annual Report on Form 10-K:

1.
Transcrypt International, Inc. 1999 Non Employee Director Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-21681 (hereinafter known as the "1999 Form 10-K").

2.
Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.2 to the 1999 Form 10-K.

3.
Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-48880 (hereinafter known as the "S-8 Registration Statement").

4.
Form of Indemnification Agreement between the Company and each executive officer and director of the Company. Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 333-14351.

5.
Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999. Incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10K for the year ended December 31, 1998. File No. 0-21681 (hereinafter known as the "1998 Form 10-K").

6.
Employment Agreement between the Company and Michael E. Jalbert dated March 1, 1999. Incorporated herein by reference to Exhibit 10.42 to the 1998 Form 10-K.

7.
Employment Agreement between the Company and George R. Spiczak dated April 1, 1999. Incorporated herein by reference to Exhibit 10.44 to the 2Q 1999 Form 10-Q.

8.
Employment Agreement between the Company and Massoud Safavi dated October 19, 1999. Incorporated by reference to Exhibit 10.4 to the 1999 Form 10-K.

9.
Chief Executive Officer Nonqualified Stock Option Agreement dated October 19, 1999 between Transcrypt International, Inc. and Michael E. Jalbert Incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K.

10.
Promissory Note dated January 7, 2000 between Transcrypt International, Inc. and Michael E. Jalbert. Incorporated by reference to Exhibit 10.47 to the 1999 Form 10-K.

(2) Exhibit Index:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999, File No. O-21681 (hereinafter the "2Q 1999 Form 10-Q")
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, No. 333-14351, declared effective on January 22, 1997 (hereinafter the "January 1997 Registration Statement")).
4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the January 1997 Registration Statement).
4.2	Registration Rights Agreement, dated as of July 31, 1997, by and among NorAm Energy Corp., Intek Diversified Corporation and the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 0-21681, filed with the SEC on August 14, 1997).
10.1	Transcrypt International, Inc. 1999 Non Employee Director Stock Plan. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-21681 (hereinafter known as the "1998 Form 10-K").
10.2	Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to 1999 Form 10-K).
10.3	RESERVED

10.4		Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 99.1 to the Company's S-8 Registration Statement.
10.5		Form of Indemnification Agreement between the Company and each executive officer and director of the Company (incorporated herein by reference to Exhibit 10.5 to the January 1997 Registration Statement).
10.6		License Agreement for APCO 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.6 to the January 1997 Registration Statement).
10.7	*	Amendment, dated as of June 28, 1996, to License Agreement for APCO Project 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.7 to the January 1997 Registration Statement).
10.8		OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.8 to the January 1997 Registration Statement).
10.9	*	Amendment, dated as of July 15, 1996, to OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.9 to the January 1997 Registration Statement).
10.10		RESERVED
10.11		RESERVED
10.12		License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of August 14, 1995 (incorporated herein by reference to Exhibit 10.12 to the January 1997 Registration Statement).
10.13		Consigned Inventory Agreement between Arrow/Schweber Electronics Group and the Company, dated as of June 22, 1994 (incorporated herein by reference to Exhibit 10.13 to the January 1997 Registration Statement).
10.14	-	RESERVED
10.23
10.24		Form of Adoption Agreement for Nonstandardized 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.24 to the January 1997 Registration Statement).
10.25		Defined Contribution Master Plan and Trust Agreement of Norwest Bank Nebraska, NA., Master Plan Sponsor (incorporated herein by reference to Exhibit 10.25 to the January 1997 Registration Statement).
10.26	-	RESERVED
10.35
10.36		License Agreement, dated as of January 15, 1997, between E.F. Johnson Company and Johnson Data Telemetry Corporation (incorporated herein by reference to Exhibit 10.36 to the October 1997 Registration Statement).
10.37	-	RESERVED
10.40
10.41		Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999 (incorporated herein by reference to Exhibit 10.41 to the 1998 Form 10-K).

10.42	Employment Agreement between the Company and Michael E. Jalbert dated March 1, 1999 (incorporated herein by reference to Exhibit 10.42 to the 1998 Form 10-K).
10.43	RESERVED
10.44	Employment Agreement between the Company and George Spiczak dated April 1, 1999 (incorporated herein by reference to Exhibit 10.44 to the 2Q 1999 Form 10-Q).
10.45	Employment Agreement between the Company and Massoud Safavi dated October 19, 1999 (incorporated herein by reference to Exhibit 10.45 to the 1999 Form 10-K).
10.46	Chief Executive Officer Nonqualified Stock Option Agreement dated October 19, 1999 between the Company and Michael E. Jalbert (incorporated herein by reference to Exhibit 10.46 to the 1999 Form 10-K).
10.47	Promissory Note dated January 7, 2000 between the Company and Michael E. Jalbert (incorporated herein by reference to Exhibit 10.47 to the 1999 Form 10-K).
10.48	RESERVED
10.49	Lease Agreement between the Company and Waseca Properties, LLC dated December 30, 1999 (incorporated herein by reference to Exhibit 10.49 to the 1999 Form 10-K).
10.50	Promissory Note by and between U.S. Bank National Association and the Company dated September 30, 2000.
11.1	Statement re: Computation of Per Share Earnings.
21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the 1997 Form 10-K).
23.1	Consent of KPMG LLP.

* Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

  (b)
  Reports on Form 8-K

  The Company filed a report on Form 8-K on November 6, 2000 under Item 5. "Other Events" to report a press release announcing the Company's Third Quarter 2000 Financial Results, and under Item 7, "Regulation FD Disclosure" to report a press release announcing an open letter to shareholders signed by Michael E. Jalbert, Transcrypt's Chairman and Chief Executive Officer.

  (c)
  Exhibits Required by Item 601 of Regulation S-K

  See Item 14(a)(3) above.

  (d)
  Additional Financial Statements

  See page S-2 to this Annual Report on Form 10-K for Schedule II—Valuation and Qualifying Accounts and Reserves.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCRYPT INTERNATIONAL, INC.
BY:	/S/ MICHAEL E. JALBERT Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) Dated: March 27, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL E. JALBERT Michael E. Jalbert	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2001
/s/ MASSOUD SAFAVI Massoud Safavi	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2001
/s/ EDWARD H. BERSOFF Edward H. Bersoff	Director	March 27, 2001
/s/ WINSTON J. WADE Winston J. Wade	Director	March 27, 2001
/s/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 27, 2001
/s/ MICHAEL Z. KAY Michael Z. Kay	Director	March 27, 2001

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors

Transcrypt International, Inc.

    We have audited the accompanying consolidated balance sheets of Transcrypt International, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcrypt International, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      /s/ KPMG LLP

Omaha, Nebraska
February 16, 2001
Except as to the second
paragraph of Note 2,
which is March 8, 2001

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 1999
(in thousands, except share data)

ASSETS

	2000	1999
Current assets:
Cash and cash equivalents	$11,409	$21,571
Accounts receivable, net of allowance for returns and doubtful accounts of $823 and $1,570 in 2000 and 1999 respectively	3,837	12,675
Receivables—other	366	316
Cost in excess of billings on uncompleted contracts	1,700	2,298
Inventory, net of reserve of $3,156, and $3,719	15,125	16,447
Prepaid expenses	337	500
Deferred income taxes	—	2,395

Total current assets	32,774	56,202
Property, plant and equipment, net	2,294	3,766
Deferred income taxes	—	9,981
Intangible assets, net of accumulated amortization	11,387	15,011
Other assets	539	561

	14,220	29,319

	$46,994	$85,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$8,280	$5,809
Current portion of capitalized lease obligations	42	116
Accounts payable	4,144	8,514
Billings in excess of cost on uncompleted contracts	1,378	5,116
Deferred revenue	847	4,090
Accrued expenses	1,973	5,764

Total current liabilities	16,664	29,409
Provision for litigation settlement	4,197	5,996
Capitalized lease obligations, net of current portion	19	197
Deferred revenue	344	633

	21,224	36,235

Stockholders' equity:
Preferred stock ($.01 par value; 3,000,000 shares authorized; none issued).	—	—
Common stock ($.01 par value; 25,000,000 voting shares authorized, 14,124,581 issued and outstanding as of December 31, 2000 and 12,736,582 issued and outstanding as of December 31, 1999; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	143	130
Additional paid-in capital	92,188	90,331
Accumulated deficit	(66,561)	(41,175)

	25,770	49,286

	$46,994	$85,521

See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2000, 1999, and 1998
(in thousands, except share and per share data)

	2000	1999	1998
Revenues	$42,192	$53,520	$62,041
Cost of sales	34,063	36,059	44,905

Gross profit	8,129	17,461	17,136

Operating expenses:
Research and development	5,763	5,724	8,812
Sales and marketing	6,813	8,282	11,476
General and administrative	10,196	9,601	12,529
Restructuring charge	358	523	1,230
Provision for litigation settlement	(924)	(2,221)	10,000

Total operating expenses	22,206	21,909	44,047

Operating loss	(14,077)	(4,448)	(26,911)
Other income	775	235	46
Interest income	840	920	1,304
Interest expense	(548)	(534)	(649)

Loss before income taxes	(13,010)	(3,827)	(26,210)
Income tax expense (benefit)	12,376	—	(3,916)

Net loss	$(25,386)	$(3,827)	$(22,294)

Net loss per share—basic and diluted	$(1.88)	$(0.30)	$(1.72)

Weighted average common shares—basic and diluted	13,511,489	12,947,795	12,946,624

See accompanying notes to the consolidated financial statements

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2000, 1999 and 1998
(in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 1997	12,946,624	129	90,315	(15,054)	75,390
Net loss	—	—	—	(22,294)	(22,294)

Balance, December 31, 1998	12,946,624	$129	$90,315	$(37,348)	$53,096

Exercise of stock options	7,500	1	16	—	17
Net loss	—	—	—	(3,827)	(3,827)

Balance, December 31, 1999	12,954,124	$130	$90,331	$(41,175)	$49,286

Exercise of stock options	50,000	1	71	—	72
Issuance of common stock for litigation settlement	1,337,999	13	1,785	—	1,798
Net loss	—	—	—	(25,386)	(25,386)

Balance, December 31, 2000	14,342,123	$143	$92,188	$(66,561)	$25,770

See accompanying notes to the consolidated financial statements

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2000, 1999, and 1998
(in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net loss	$(25,386)	$(3,827)	$(22,294)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for litigation settlement	(924)	(2,221)	10,000
Depreciation and amortization	3,210	4,260	4,596
Impairment charge on intangible assets	2,255	—	—
Gain on sale of fixed assets	(225)	(803)	(102)
Provisions for inventory reserves	776	958	978
Provisions for bad debts	(564)	247	922
Deferred income taxes	12,376	—	(4,349)
Changes in assets and liabilities:
Accounts receivable	9,402	(3,635)	5,979
Cost in excess of billings on uncompleted contracts	598	(1,082)	(274)
Inventory	546	(3,498)	3,478
Income taxes recoverable	—	—	1,065
Prepaid expenses and other assets	113	341	(74)
Accounts payable	(4,370)	5,894	(6,685)
Billings in excess of cost on uncompleted contracts	(3,738)	575	(2,155)
Accrued expenses	(2,162)	498	(1,138)
Payments on restructuring reserve	(705)	(1,618)	(1,084)
Deferred revenue	(3,532)	3,033	(987)

Total adjustments	13,056	2,949	10,170

Net cash used in operating activities	(12,330)	(878)	(12,124)

Cash flows from investing activities:
Sale of investments	—	—	15,900
Proceeds from sale of fixed assets	392	7,889	111
Purchase of fixed assets	(271)	(1,046)	(3,504)
Increase in intangible assets	(265)	(141)	(407)
Decrease (increase) in other assets	22	(150)	41

Net cash provided by (used in) investing activities	(122)	6,552	12,141

Cash flows from financing activities:
(Payments) proceeds on revolving lines of credit, net	2,471	(1,617)	7,426
Payments on long term debt	—	(2,710)	(2,540)
Principal payments on capitalized leases	(253)	(55)	(25)
Proceeds from the exercise of employee stock options	72	17	—
Net cash provided by (used in) financing activities	2,290	(4,365)	4,861
Net (decrease) increase in cash and cash equivalents	(10,162)	1,309	4,878
Cash and cash equivalents, beginning of year	21,571	20,262	15,384

Cash and cash equivalents, end of year	$11,409	$21,571	$20,262

See accompanying notes to the consolidated financial statements

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Significant Accounting Policies:

    The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Organization

    Transcrypt International, Inc. (the "Company") is a Delaware corporation which is engaged in the design, manufacture and marketing of information security products for the land mobile radio and telephony markets. Through its E.F. Johnson subsidiary (EFJ), the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers and mobile and portable radios. The Company markets its products to customers worldwide in two broad markets: business and industrial users and public safety and other governmental users. Management considers its operations to comprise two industry segments. One segment consists of business conducted in the information security industry (Transcrypt Secure Technologies) and the second business segment competes in the wireless communication industry (EFJ).

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities less than 90 days as cash equivalents. The Company places its temporary cash investments with high credit qualified financial institutions. Such investments are carried at cost, which approximates fair value. At December 31, 2000, cash and cash equivalents of $10 million were pledged as security for the Company's revolving line of credit and are unavailable for general operating purposes.

Inventory

    Inventory is recorded at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

    Property, plant and equipment are recorded at cost. The Company's policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: land improvements—15 years; buildings and improvements—15 to 30 years; equipment and furniture and fixtures—3 to 7 years. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results.

Intangible Assets

    Goodwill, which represents the excess of purchase price over fair value of assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, which is 15 years. Other intangible assets are also carried at cost less applicable amortization. Provision for amortization of other intangible assets is based upon the estimated useful lives of the related assets and is computed using the straight-line method. Intangible assets are being amortized over periods from 3 to 15 years. The Company assesses the recoverability of goodwill and other intangible assets by determining whether the amortization of the balances over its remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved.

Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

    Deferred revenue includes unearned warranty fees on extended product warranty contracts sold to customers. The Company recognizes the fees based on the expected warranty repairs to be incurred over the life of the contract. Deferred revenue for 1999 also includes an advance payment for products sold to Motorola during 2000. The advance payment was recognized during 2000 as the revenue was earned. Deferred revenue also includes the deferred gain discussed in Note 8.

Warranty Costs

    The Company provides for warranty costs based on estimated future expenditures that will be incurred under product guarantees and warranties presently in force.

Loss Per Share

    Basic loss per share is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation does not reflect the potential dilution from stock options, as the effect of doing so would be anti-dilutive to the loss per share.

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

Stock Option Plan

    The Company applies the intrinsic value-based method of accounting. When both the number of shares that an individual employee is entitled to receive and the option price are known at the grant date, total compensation cost for the Company's grants of stock options is measured at the grant date ("fixed plan awards"). However, when either or both of these factors are not known at the grant date, the Company estimates total compensation cost each accounting period from the date of grant based on the estimated fair value of the Company's common stock at the end of each period ("variable plan awards"). Changes, either increases or decreases, in the estimated fair value of the shares between the date of grant and the final exercise or expiration of the options result in a change in the measure of compensation cost for variable plan awards. Compensation cost is recognized as expense over the periods in which the employee performs the related services, which is generally presumed to be the vesting period.

Reclassifications:

    Certain amounts in 1999 and 1998 have been reclassified to conform to current year presentation.

2. Financial Condition and Liquidity:

    The Company has incurred net losses of $25.4 million, $3.8 million, and $22.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. The Company has also used cash in operations of $12.3 million, $0.9 million, and $12.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, the Company had approximately $1.4 million available under its existing line of credit and had unrestricted cash of approximately $1.4 million.

    The Company's long-term viability, as well as its ability to meet its existing operating requirements and future capital needs, depends on its ability to achieve and maintain profitable operations.

Consequently, the Company has implemented certain initiatives to improve its fiscal performance in both the short and long term. These initiatives include a workforce reduction of 69 employees announced on November 6, 2000, a lay-off of 24 employees announced on March 8, 2001, and further headcount reductions through normal attrition. In addition, the Company continues to evaluate its products and product lines, and has adjusted prices and eliminated products and product lines in order to maximize overall profitability. These and other infrastructure changes have enabled the organization to, in the opinion of management, more readily respond to and take advantage of the opportunities available to the Company. The result of these initiatives is a reduction in the minimum level of revenues necessary to support the organization from approximately $15 million per quarter in the fourth quarter of 1999 to approximately $10 million per quarter in the first quarter of 2001. The amount of revenues required to provide adequate cash flow to support the Company depends in part upon the mix of products and services sold by the Company. The extent to which the Company successfully implements its plan to exit low margin products and markets and expand sales in higher margin products and markets will have a significant impact on the Company's operating cash flows. Management anticipates that the Company will be able to achieve a sufficient level of revenues to continue operations. Nevertheless, the Company's failure to achieve its revenue and profitability goals, and other things beyond its control, could result in losses, liquidity problems, additional asset impairment charges, and possible insolvency.

3. Billings in Excess of Costs on Uncompleted Contracts:

    Amounts included in the consolidated financial statements that relate to billings on uncompleted contracts in excess of incurred costs as of December 31, 2000 and 1999 were as follows:

	2000	1999
Costs on uncompleted contracts	$18,036	$34,497
Profits in uncompleted contracts	8,697	13,252

	26,733	47,749
Less billings	26,411	50,567

	$322	$(2,818)

Included in the consolidated balance sheet:
Cost in excess of billings on uncompleted contracts	$1,700	$2,298
Billings in excess of cost on uncompleted contracts	(1,378)	(5,116)

	$322	$(2,818)

    Cost in excess of billings on uncompleted contracts includes direct costs of manufacturing, installation, project management, engineering, and allocable manufacturing overhead costs and accrued profits in excess of amounts billed. Billings in excess of costs on uncompleted contracts includes amounts billed and accrued anticipated losses (anticipated losses were $756 and $3,442 at December 31, 2000 and 1999, respectively) on open contracts in excess of costs and accrued profits.

4. Inventory:

    The following is a summary of inventory at December 31, 2000 and 1999, net of reserves for obsolescence of $3,156 and $3,719, respectively

	2000	1999
Raw materials and supplies	$7,761	$9,027
Work in process	1,558	1,816
Finished goods	5,806	5,604

	$15,125	$16,447

5. Property, Plant and Equipment:

    Property, plant and equipment consists of the following at December 31, 2000 and 1999:

	2000	1999
Land and land improvements	$58	$58
Buildings and improvements	117	262
Equipment	9,434	8,870
Furniture and fixtures	1,199	1,265
Construction in progress	101	441

	10,909	10,896
Less accumulated depreciation and amortization	8,615	7,130

	$2,294	$3,766

6. Intangible Assets:

    Intangible assets consist of the following at December 31, 2000 and 1999:

	2000	1999
Goodwill	$10,880	$10,880
Proprietary technology and licensing agreements	400	400
Acquired work force, customer base, trade name	3,979	6,234
Other	1,853	1,587

	17,112	19,101
Less accumulated amortization	5,725	4,090

	$11,387	$15,011

    In the fourth quarter of 2000, the Company recognized an impairment charge of $2,255 related to acquired work force, customer base, and trade name. The impairment loss was measured based upon management's estimate of fair value of the assets and was necessitated by further work force reductions, management's decision to exit certain customer markets, and further deterioration of revenues and profitability in comparison to projections.

    The recoverability of the Company's intangible assets is dependent upon its ability to meet its revenue and profitability forecasts by successfully implementing it plans and initiatives. To the extent that the Company is unable to meet its forecasts, additional impairment losses of intangible assets may emerge.

7. Revolving Line of Credit:

    The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10,000. Interest was 7.77% as of December 31, 2000, and is at a variable rate of 1.25% over the interest rate earned on the $10,000 cash collateral used as security on the bank line of credit. Originally due June 1, 2000, the line of credit has been renewed through June 1, 2001, and is collateralized by substantially all the Company's assets, including $10,000 in certificates of deposit with the bank.

    At December 31, 2000 and 1999, the Company had $8,280 and $5,809, respectively, outstanding on the revolving line of credit. Average borrowings under the Company's line of credit and the weighted average interest rate during 2000 were $7,303 and 7.53% and during 1999 were $6,995 and 6.35%. The total available credit as of December 31, 2000 was $1,439 under the above line.

    The revolving line of credit requires, among other things, that the Company maintain certain levels of net worth. At December 31, 2000, the Company was in compliance with these debt covenants or had obtained the appropriate waivers.

8. Leases and Capitalized Lease Obligations:

    Effective May 19, 1999 and December 30, 1999, the Company entered into sale-leaseback transactions involving the facilities in Lincoln, Nebraska and Waseca, Minnesota, respectively. Under the terms of the Lincoln agreement, the Company leases a minor portion of the facility under a five-year operating lease. Under SFAS No. 98, "Accounting for Leases", the gain on the sale of the building of $330 was realized in current year income in 1999, and is included in other income in the statement of operations.

    Under the terms of the Waseca agreement, the Company leases less than substantially all but more than a minor portion of the facilities under a five year operating lease. Under SFAS No. 98, the gain on the sale of the building was deferred and will be realized on a straight-line basis over the life of the lease. The deferred gain of $373 is included in deferred revenue at December 31, 2000.

    The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates during the next three years. At December 31, 2000 and 1999, the gross amount of plant and equipment and related accumulated depreciation recorded under capital leases were as follows:

	2000	1999
Machinery and equipment	$348	$543
Accumulated depreciation	(283)	(235)

	$65	$308

    The Company also leases various equipment, automobiles and buildings under operating leases. Rent expense was $1,776, $792, and $706 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum rental payments under non-cancelable operating lease agreements and future minimum capital lease payments as of December 31, 2000 are as follows:

Year Ending December 31	Operating Leases	Capital Leases
2001	$1,556	$43
2002	1,402	21
2003	1,350	—
2004	1,181	—
2005	29	—
Thereafter	—	—

	5,518	64
Less amounts representing interest	—	(3)

Total	5,518	61

Less current portion of capitalized lease obligations		(42)

Capitalized lease obligations, net of current portion		19

    The Company anticipates in the normal course of business that leases will be renewed or replaced as they expire.

9. Income Taxes:

    The components of the expense (benefit) for income taxes for the years ending December 31, 2000, 1999 and 1998 are as follows:

	2000	1999	1998
Current:
Federal	$—	$—	$433
State	—	—	—

	—	—	433

Deferred:
Federal	12,376	—	(4,349)
State	—	—	—

	—	—	(4,349)

	$12,376	$—	$(3,916)

    The Company's effective tax rate on pretax loss differs from U.S. federal statutory tax rate as follows:

	2000	Percent	1999	Percent	1998	Percent
U.S. federal tax at statutory tax rate	$(4,423)	(34.0)	$(1,301)	34.0	$(8,911)	34.0
Increase in valuation allowance	15,212	116.9	1,021	26.7	5,013	19.1
Non deductible amortization and impairment charge	1,018	7.8	251	6.6	251	0.1
Other	569	4.4	29	(0.7)	(269)	(0.1)

	$12,376	95.1%	$—	0%	$(3,916)	(14.9)%

    Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 2000 and 1999 relate to the following.

	2000	1999
Deferred tax assets and liabilities:
Special compensation expense	$880	$1,403
Allowance for bad debts	195	457
Reserve for inventory obsolescence	1,073	1,264
Net operating loss carryforwards	18,408	14,343
Provision for litigation settlement	1,427	2,038
Difference between tax and book amortization	1,536	1,500
Difference between tax and book depreciation	121	21
Difference between tax and book liability accruals	606	384

Gross deferred tax assets	24,246	21,410
Less valuation allowance	24,246	9,034

	—	12,376

    There was no valuation allowance for deferred tax assets as of January 1, 1997. A valuation allowance of $3,000 was established at the time of the purchase of EFJ. An additional $15,212, $1,021, and $5,013 was added to the valuation allowance during 2000, 1999 and 1998, respectively. Any subsequently recognized tax benefits relating to $3,000 of the original valuation allowance as of December 31, 2000 will be allocated to goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of at least $71.3 million prior to expiration of the net operating loss carryforwards. Taxable losses for the years ended December 31, 2000, 1999 and 1998 were approximately $9,879, $3,003, and $16,950, respectively. One of the primary factors in the conclusion to increase the valuation allowance was the operating loss in the fourth quarter of 2000. The fourth quarter results created further uncertainty about the recoverability of the deferred tax assets. Consequently, during the fourth quarter of 2000, the Company reduced the net book value of its deferred income tax assets from $12.4 million to zero by adjusting the valuation allowance.

    Net operating loss carryforwards, which originated in 1996 through 2000, will begin to expire in 2011. The Company has approximately $8,600 in Federal and state net operating loss carryforwards attributable to EFJ, which expire in 2012. Tax regulations limit the amount that may be utilized on these acquired net operating losses on an annual basis to approximately $588.

10. Accrued Expenses:

    Accrued expenses consist of the following:

	2000	1999
Payroll, bonuses and employee benefits	$1,007	$1,464
Warranty reserve	505	503
Commissions	111	362
Restructuring reserve	—	705
Other expenses	350	2,731

	$1,973	$5,764

    In June 1999, the Company incurred a restructuring charge of approximately $523 primarily due to the closure of the EFJ sales office in Hong Kong. As of December 31, 2000, all of these costs have been expended. In connection with the acquisition of EFJ, a portion of the purchase price was allocated to a restructuring reserve in 1997 to cover costs associated with the purchase, such as severance, relocation costs and contractual obligations. A reserve of $4,961 was recorded, and as of December 31, 2000, all of these costs have been expended.

11. Commitments and Contingencies:

    As previously disclosed, the Company was named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed, and that adjustments would be made to the Company's previously announced financial results. The Company has settled the stockholder class action suits against the Company and certain of its current or former officers. The Honorable Warren K. Urbom of the United States District Court for the District of Nebraska approved the settlement, which also resulted in a dismissal of the stockholder class action suit pending in the District Court for Scotts Bluff County, Nebraska. In accordance with the settlement, the Company issued 1,337,999 shares of common stock of the Company in the third quarter of 2000. The remaining 3,122,001 shares, which the Company is obligated to issue under the settlement, are anticipated to be issued by June 30, 2001. In addition, the Company expects to distribute 75,000 shares resulting from the settlement of litigation with Physician's Mutual by that date.

    The Company has entered into a contract with a governmental entity of Clay County, Florida ("Clay County") for installation of the Company's Multi-Net radio system. The contract provision entitles Clay County to liquidated damages if the project is not completed by the project completion deadline. Clay County states that the project completion deadline is January 17, 2001. In accordance with the contract, the liquidated damages are in the amount of $25,000 per calendar month or any part thereof, and $1,000 per day beyond the project completion deadline. Transcrypt anticipates the completion of the project during the second quarter of 2001. The Company has considered these liquidated damages in its accounting for this open contract.

    In December 2000, the Company received a demand letter written from Electronic Engineering Company ("EEC") in conjunction with a transaction for the installation of an EF Johnson 900-megahertz trunked radio system. EEC alleges that the system is not functioning properly. The Company vigorously contests this allegation. However, it is unable to predict the likelihood of the outcome or range or amount of potential liability that may arise from any formal legal action.

    The Company is evaluating all of its product lines and business segments, and has implemented and is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues, including workforce reductions, elimination of certain products and product lines, and exit from certain markets. As a result of these initiatives, the Company reduced its workforce by 69 employees (26%) on November 6, 2000. Accordingly, a $0.4 million reserve was established during the fourth quarter of 2000 to cover the severance costs and other expenses associated with this workforce reduction, of which less than $0.1 million remained on the balance sheet at December 31, 2000. Implementation of any additional plan resulting from these initiatives in the future may result in substantial up front costs and cash expenditures. The Company can provide no assurance that its liquidity and cash flows will be adequate to implement the necessary initiatives. In addition, the Company cannot guarantee that any executed initiative to reduce operating expenses will not have a material adverse effect on the Company's long-term business and financial condition.

    The Departments of Commerce is currently conducting an investigation into Transcrypt's compliance with export regulations. The Company does not anticipate that this investigation will have a material impact on either its operations or financial position. Nevertheless, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with the U.S. government or our sales outside the United States. The Department of Commerce has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties and restricting or removing Transcrypt's ability to export certain products, among other things. Our international sales would be adversely affected if the Department of Commerce imposed sanctions against the Company.

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2001, have a total undrawn balance of $2.2 million.

    Bonds, which expire on various dates, totaled $22.9 million on December 31, 2000. As of that date, no bonds have been drawn upon. The Company's inability to secure bonding arrangements when needed could adversely affect the award of new systems installation contracts, which could adversely affect its revenues.

    The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

12. Option Plans:

    Effective as of September 6, 1996, the Company established the 1996 Stock Incentive Plan (the "Plan"). Any employee, including any director of the Company and any non-employee director or independent contractor of the Company, is eligible to be considered for the issuance of shares of common stock, $0.01 par value per share, of the Company or of any other class of security or right of the Company which is convertible into common stock. There are 912,287 remaining shares available to be issued under this Plan. The Plan provides that, unless otherwise provided by the Plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year.

    During the fourth quarter of 2000, the Company cancelled and reissued 366,000 stock options to lower the exercise price of those options to the prevailing market value of the Company's common stock (the "repricing"). The board of directors approved a repricing under similar terms for an additional 286,250 stock options to lower the exercise price. Repricing on these options is expected to be completed during the first quarter of 2001. The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of those options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. Because the quoted value of the Company's common stock has been at or below the exercise price of the options through December 31, 2000, no compensation expense has been recognized in 2000 for the effect of the repricing. However, additional compensation charges may emerge for the repriced stock options to the extent that the market value of the Company's common stock appreciates over the new exercise price of $0.656 per share.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in

2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma loss per share would have been as follows:

	2000	1999	1998
Net loss—as reported	$(25,386)	$(3,827)	$(22,294)
Pro forma net loss—as adjusted under SFAS No. 123	(26,230)	(5,123)	(23,010)
Net loss per share—as reported:
Basic and Diluted	(1.88)	(0.30)	(1.72)
Pro forma net loss per share—as adjusted under SFAS No. 123:
Basic and Diluted	(1.94)	(0.40)	(1.78)

    The weighted average fair value per option at date of grant during 2000, 1999 and 1998 was $1.39, $2.23 and $11.33, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2000	1999	1998
Expected option life	10 years	10 years	10 years
Expected annual volatility	144%	138%	110%
Risk-free interest rate	5.94%	6.80%	4.65%
Dividend yield	0%	0%	0%

    The status of stock options under the Plan are summarized as follows:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Options Exercisable
Balance at December 31, 1997	883,533	4.90	553,933
Granted	215,000	7.72
Forfeited	(135,600)	5.12

Balance at December 31, 1998	962,933	4.94	627,933
Granted	920,000	2.39
Exercised	(7,500)	2.25	—
Forfeited	(273,272)	5.26

Balance at December 31, 1999	1,602,161	3.44	874,927
Granted (1)	789,250	1.57
Exercised	(50,000)	1.44	—
Forfeited (1)	(857,798)	3.97

Balance at December 31, 2000	1,483,613	$1.95	775,370

(1)
Includes 366,000 options cancelled and reissued during 2000 in connection with the repricing.

Range of Exercise Price	Number Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2000	Exercisable Weighted Average Exercise Price
$0.656—0.656	469,500	9.38	$0.656	96,332	$0.656
0.760—0.760	294,257	4.67	0.760	294,257	0.760
1.438—1.438	50,000	8.49	1.438	30,000	1.438
2.250—2.250	100,000	8.25	2.250	60,000	2.250
2.688—2.688	5,000	9.38	2.688	—	—
2.984—2.984	400,000	8.16	2.984	200,000	2.984
3.050—3.050	13,106	4.91	3.050	13,106	3.050
3.156—3.156	113,750	9.07	3.156	56,875	3.156
8.000—8.000	28,000	6.06	8.000	18,800	8.000
23.938—23.938	10,000	7.08	23.938	6,000	23.938

0.656—23.938	1,483,613	7.87	$1.953	775,370	$2.032

13. Benefit Plans:

    The Company has a profit sharing plan, which covers substantially all employees. Contribution levels are determined annually by the Board of Directors. There were no profit sharing expenses in any of the three years ended December 31, 2000, 1999 and 1998.

    The Company also has a 401(k) plan, which covers substantially all employees. Participants may contribute up to 15% of their annual compensation and the Company makes matching contributions of 40% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Company contributions approximated $201, $236 and $372 for the years ended December 31, 2000, 1999 and 1998, respectively.

14. Concentrations:

    Sales to Motorola accounted for 17% of all sales in 2000. No customer accounted for 10% or more of total sales in 1999 or 1998.

    In addition, a substantial portion of the Company's revenue is from customers in the governmental sector, both domestic and foreign. The Company's policy does not require significant collateral or other security to support such receivables. However, the Company typically requests collateral on certain foreign sales that carry higher than normal risk characteristics, and also carries insurance on certain of its accounts receivable.

    In addition to being a customer, Motorola is also a key manufacturer of electronic components used by the Company. Purchases by the Company from Motorola totaled approximately $1,062, $808, and $1,244 in 2000, 1999, and 1998, respectively.

15. Fair Value of Financial Instruments:

    The carrying amount of cash and cash equivalents, accounts receivable, receivables-other, cost in excess of billings on uncompleted contracts, prepaid expenses, accounts payable, billings in excess of cost on uncompleted contracts and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt and the revolving line of credit approximate fair value as calculated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

16. Supplemental Disclosure of Cash Flow Information:

    Interest paid by the Company during the years ended December 31, 2000, 1999 and 1998 amounted to $536, $559 and $514, respectively. There were no income taxes paid during the years ended December 31, 2000, 1999, and 1998.

    During 1999, the Company made non-cash additions to property, plant and equipment of $340. During 2000, the Company issued 1,337,999 shares of common stock for the non-cash settlement of a portion of the litigation settlement previously described in Note 11.

17. Segment and Related Information:

    The Company's reporting segments are strategic business units that offer different products and services. Management considers its operations to comprise two industry segments. One segment consists of business conducted in the information security industry (Transcrypt Secure Technologies), which comprises the design, manufacture and sale of devices that prevent the unauthorized interception on sensitive voice and data communication. The second business segment competes in the wireless communication industry (EFJ) where the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers, mobile and portable radios and complete radio communication systems. The Company evaluates segment results based on gross margin.

    The following table is a summary of annual results for the years ended December 31, 2000, 1999 and 1998.

	Year Ended
In thousands	December 31, 2000	December 31, 1999	December 31, 1998
Sales
Information Security	$6,092	$7,575	$10,925
Wireless Communication	36,100	45,945	51,116

Total sales	42,192	53,520	62,041

Cost of goods sold
Information Security	1,677	2,699	5,105
Wireless Communication	32,386	33,360	39,800

Total cost of goods sold	34,063	36,059	44,905

Gross margin
Information Security	4,415	4,876	5,820
Wireless Communication	3,714	12,585	11,317

Total gross margin	$8,129	$17,461	$17,136

Gross margin percentage
Information Security	72.5%	64.4%	53.3%
Wireless Communication	9.5%	27.4%	22.1%

Total gross margin percentage	19.3%	32.6%	27.6%

Export Sales

    A significant portion of the Company's sales are made to customers outside of the United States. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic area were as follows:

	2000	1999	1998
Europe	$797	$1,918	$1,902
Middle East and Asia	3,723	2,684	3,953
Central and Latin America	2,698	7,516	16,859

	$7,218	$12,118	$22,714

20. Unaudited Quarterly Financial Data:

    The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2000. This information has been prepared on the same basis as the financial statements appearing elsewhere in this report. The Company's operating results for any one quarter are not indicative of results for any future period.

    Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly may not equal the earnings per share for the year because of (i) transactions affecting the weighted average number of common shares outstanding in each quarter and (ii) the uneven distribution of earnings during the year.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec.31,
	(in thousands, except per share data)
2000
Revenues	$11,360	$11,915	$11,664	$7,253
Loss from operations	(3,833)	(2,857)	(1,568)	(5,819)
Interest and other income (expense), net	582	263	88	136

Loss before income taxes	(3,251)	(2,594)	(1,480)	(5,685)
Provision (benefit) for income taxes	—	—	—	12,376

Net loss	$(3,251)	$(2,594)	$(1,480)	$(18,061)

Net loss per share
Basic and diluted	$(0.25)	$(0.20)	$(0.11)	$(1.26)

1999
Revenues	$9,709	$12,727	$15,323	$15,760
Income (loss) from operations	(4,100)	(587)	14	224
Interest (expense) income and other income, net	143	251	135	93

Income (loss) before income taxes	(3,957)	(336)	149	317
Provision (benefit) for income taxes	—	—	—	—

Net income (loss)	$(3,957)	$(336)	$149	$317

Net income (loss) per share
Basic and diluted	$(0.31)	$(0.03)	$0.01	$0.02

    In 1998, a special provision of $10.0 million was made for the potential settlement of pending class action litigation. In the second quarter of 1999, the Company signed a memorandum of understanding to settle the class action litigation for which the $10.0 million special provision was made. The Company reduced the special provision by $2.2 million in the second quarter of 1999 to reflect a lower than anticipated settlement. During the second and fourth quarters of 2000, the Company further reduced the special provision by $0.4 million and $0.5 million, respectively, to reflect favorable settlements of certain litigation and other issues. During the fourth quarter of 2000, the Company recognized an impairment charge of $2,255 on intangible assets and $12,376 of income tax expense for an increase in the valuation allowance for deferred tax assets as further described in Notes 6 and 9, respectively.

Independent Auditors' Report

The Board of Directors and Stockholders

Transcrypt International, Inc.:

    Under date of February 16, 2001, except as to the second paragraph of Note 2, which is March 8, 2001, we reported on the consolidated balance sheets of Transcrypt International, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    The audit report on the consolidated financial statements of Transcrypt International, Inc. and Subsidiaries referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule included herein does include any adjustments that might result from the outcome of this uncertainty.

                      (signed) KPMG LLP

Omaha, Nebraska
February 16, 2001

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of period	Charged to expenses (Provisions)	Charged to other accounts	Deductions (Write-offs)	Balance at End of period
Allowance for Doubtful Accounts for the:
Year Ended December 31, 1998	2,416,502	921,684	—	1,341,395	1,996,791
Year Ended December 31, 1999	1,996,791	246,698	—	673,877	1,569,612
Year Ended December 31, 2000	1,569,612	(564,070)	—	182,556	822,986
Inventory Obsolescence Reserve for the:
Year Ended December 31, 1998	4,114,430	977,688	—	1,946,186	3,145,932
Year Ended December 31, 1999	3,145,932	957,841	—	385,059	3,718,714
Year Ended December 31, 2000	3,718,714	776,312	—	1,339,143	3,155,883
Allowance for Restructuring Reserve for the:
Year Ended December 31, 1998	2,581,076	1,230,000	—	2,010,412	1,800,664
Year Ended December 31, 1999	1,800,664	523,485	—	1,618,952	705,197
Year Ended December 31, 2000	705,197	—	—	705,197	—
Allowance for Warranty Reserve for the:
Year Ended December 31, 1998	806,489	264,539	—	540,881	530,147
Year Ended December 31, 1999	530,147	450,260	—	477,601	502,806
Year Ended December 31, 2000	502,806	638,128	—	636,038	504,896

S-2

Index of Attached Exhibits

    The following documents are included in this report.

Exhibit Number	Description
10.50	Promissory Note by and between U.S. Bank National Association and the Company dated September 30, 2000.
11.1	Statement re: Computation of Per Share Earnings.
23.1	Consent of KPMG LLP.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Index of Attached Exhibits