Form 10-K/A
period 2000-12-31
TRANSCRYPT INTERNATIONAL INC
filed 2001-04-30
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

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
 Common Stock, par value $0.01 per share
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on March 16, 2001, as reported in the Over the Counter Bulletin Board market was approximately $2,579,278. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding of the Registrant's Common Stock, as of March 16, 2001: 14,342,123.

    Transcrypt International ("Transcrypt") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") filed with the SEC on March 30, 2001 for the purpose of including Part III, Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions).

Part III

Item 10—Directors and Executive Officers of the Registrant

Directors

    Class I Directors.  The following are our current Class I directors. Their terms expire in 2003:

Name and Age	Principal Occupation and Business Experience
Edward H. Bersoff (58)	Mr. Bersoff has served as a director of Transcrypt since June 1999. Mr. Bersoff has served as President, Chief Executive Officer, and Chairman of the Board of Directors of BTG, Inc. since founding the company in 1982. BTG, Inc. is a publicly traded information systems and technical services company that assists public and private organizations with computer-based solutions to complex information technology issues. Dr. Bersoff serves as a director of Phillips Publishing International, Inc.
Winston J. Wade (62)
Mr. Wade has served as a director of Transcrypt since July 1996. Effective February 1999, Mr. Wade retired as Chief Executive Officer and Chief Operating Officer of Binariang-Malaysia, a joint venture of U.S. West International for which he served since January of 1997. From February to December 1996, he served as managing director of BPL U.S. West Cellular in India. From 1963 to 1996, he held various positions with Northwestern Bell, AT&T and U.S. West Communications. Mr. Wade also serves as a director of the University of Nebraska Foundation, Ameritas Variable life Insurance Company and Binariang-Malaysia.

    Class II Directors.  The following are our current Class II directors. Their terms expire in 2001:

Name and Age	Principal Occupation and Business Experience
Thomas R. Thomsen (65)	Mr. Thomsen has served as a director of Transcrypt since July 1995. Between August 1995 and November 1999, he served as Chairman of the Board of Directors and Chief Executive Officer of Lithium Technology Corporation ("LTC"), a public company that manufactures rechargeable batteries. Mr. Thomsen had served as a director of LTC since February 1995. In January 1990, Mr. Thomsen retired as President of AT&T Technologies, after holding numerous senior management positions including director of Sandia Labs, Lucent Technologies, AT&T Credit Corp. and Oliveti Inc. Mr. Thomsen also serves as a director of the University of Nebraska Technology Park. Mr. Thomsen is currently retired.
Michael Z. Kay (61)
Mr. Kay has served as a director of Transcrypt since May 2000. Since 1991, he served as President and Chief Executive Officer of LSG/Sky Chefs, a corporation that provides airline catering to major airlines. Mr. Kay also serves as a director for Magnatrax and Sky Chefs.

    Class III Directors.  The following are our current Class III directors. Their terms expire in 2002.

Name and Age	Principal Occupation and Business Experience
Michael E. Jalbert (56)	Mr. Jalbert was appointed to serve as a director upon his hiring as President and Chief Executive Officer of Transcrypt on March 1, 1999. Mr. Jalbert was elected Chairman of the Board of Directors on March 25, 1999. Prior to joining Transcrypt, Mr. Jalbert served as President and Chief Executive Officer of Microdyne Corp., a Nasdaq listed company, from March 1997 to February 1999. From 1995 to 1997, Mr. Jalbert served as President and Chief Executive Officer of IDB Communications. From 1992 to 1995, Mr. Jalbert was President of the CSD division of Diversey Corporation. Mr. Jalbert joined the Diversey Corporation from West Chemical Corporation, where he was President and Chief Operating Officer from 1987 to 1992.
Massoud Safavi (48)
Mr. Safavi was appointed to serve as a director upon his hiring as Senior Vice President and Chief Financial Officer of Transcrypt in October 1999. Prior to joining Transcrypt, Mr. Safavi served as Vice President and Chief Financial Officer of Xerox Engineering Systems Inc. beginning in May 1999. In addition, Mr. Safavi served as the Chief Financial Officer for Microdyne Corp. from June 1997 to March 1999. Prior to joining Microdyne Corp., Mr. Safavi spent nine years with UNC, Inc. where he served as Assistant Treasurer, division Chief Financial Officer, as well as the Director of Audit. Mr. Safavi is a C.P.A. and C.M.A.

Executive Officers

    The following are the biographies of our current executive officers, except for Mr. Jalbert, our President and CEO, and Mr. Massoud Safavi, our Senior Vice President and Chief Financial Officer, whose biographies are included above under "Directors."

Name and Age	Principal Occupation and Business Experience
Scott W. Avery (40)	Mr. Avery joined Transcrypt as Corporate Controller in December 1999. In January 2000, the Board of Directors appointed Mr. Avery to the position of Corporate Treasurer. Prior to joining Transcrypt, Mr. Avery was Corporate Controller for Microdyne Corp.; formerly a Nasdaq listed Company. Mr. Avery is a C.P.A.
David L. Hattey (41)
Mr. Hattey joined Transcrypt as Senior Vice President and General Manager in April 2000. Prior to joining the Company, Mr. Hattey was Vice President of Operations for RACOM Corporation, a provider of digital wireless networking solutions. From 1996 to 1997, Mr. Hattey was a Vice President with Ericsson, Inc.
R. Andrew Massey (31)
Mr. Massey, an attorney, joined Transcrypt in December 1997 and has served as Corporate Secretary since June 1998. From November 1995 to July 1997, he served as a legal assistant to the Nebraska Public Service Commission.

Compliance With Section 16(a) Beneficial Ownership Reporting in 2000

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers, and greater-than-10% stockholders to file reports with the SEC reflecting changes in their beneficial ownership of Transcrypt common stock and to provide us with copies of the reports. Based on our review of these reports and certifications furnished by each of the reporting persons, we believe that all of these reporting persons complied with their filing requirements for 2000 one failure to file a timely Form 3 for David L. Hattey and one failure to file a timely Form 5 for a grant of options to Mr. Hattey.

Item 11—Executive Compensation

Board of Directors—Compensation

    Meeting Fees.  In 2000, we paid our non-employee directors a fee of:

  •
  $5,000 quarterly retainer;
  •
  $1,000 for attendance at each Board meeting;
  •
  $500 for attendance at each telephonic Board meeting; and
  •
  $500 for attendance at each committee meeting

    The aggregate amount in fees we paid to our non-employee directors in 2000 was $73,000. In addition, our directors are eligible to participate in the 1996 Stock Incentive Plan. We granted options to one non-employee director to purchase an aggregate of 5,000 shares in 2000 at an exercise price of $2.688 per share. Between November 2000 and January 2001, the Company repriced the options previously granted to directors of the Company by granting replacement options to such persons to acquire a total of 43,106 of the Company's common stock at an exercise price of $.656 per share, which was above the then market value. The repriced options started a new five (5) year vesting schedule.

    Expenses and Benefits.  We reimburse all directors for out-of-pocket and travel expenses incurred in attending Board meetings.

Executive Officers—Compensation

    The following table shows the compensation paid during the last three years (or for such shorter period that we employed the individual) of our chief executive officer and the five other most highly compensated officers who earned salary and bonus compensation in excess of $100,000 during 2000 (the "Named Executive Officers").

Summary Compensation Table

	Annual Compensation							Long-Term Compensation Awards Options
Name and Principal Position										All Other Compensation(1)
	Year	Salary	Bonus			Other
Michael E. Jalbert President, Chairman and Chief Executive Officer(2)	2000 1999 1998	$294,996 243,939 N/A		$100,000 275,000	(3) (5)	$13,969 215,595	(4) (6)	— 600,000	(7)	$16,651
Massoud Safavi Chief Financial Officer(8)	2000 1999 1998	$200,000 39,231 N/A		$80,000 75,000	(9) (12)	$10,634 2,122	(10) (13)	200,000 200,000	(11) (11)	—
George R. Spiczak Senior Vice President and General Manager of Transcrypt Secure Technologies(14)	2000 1999 1998	$175,000 129,231 N/A		$67,374 57,000	(15) (17)	$1,500 118,833	(16) (18)	8,750 150,000		$1,176 —
David L. Hattey Vice President of Sales(19)	2000 1998 1997	$124,523 N/A N/A		$34,441	(20)	$66,731	(21)	200,000	(22)	—
Craig F. Szczutkowski Senior Vice President(23)	2000 1999 1998	$148,161 174,520 51,654	$	— 22,850	(25)	$4,675 3,735 14,795	(24) (26) (26)	50,000 50,000 50,000		$3,052 433
James Ridgell(27) Senior Vice President	2000	$158,846				6,050	(28)	100,000

(1)
All amounts shown represent the 401K plan matching contributions, except for Mr. Jalbert's 1999 listed amount, which represents a life insurance policy expense of $16,651.

(2)
Mr. Jalbert joined the Company in March 1999.

(3)
Represents a bonus of $100,000.

(4)
Mr. Jalbert was paid $13,969 for a car allowance.

(5)
Includes a $150,000 signing bonus and a $125,000 service bonus.

(6)
Represents amounts paid for a moving allowance of $209,874 and a car allowance of $5,721.

(7)
Of the 600,000 options granted to Mr. Jalbert, 200,000 options were granted pursuant to an agreement outside the 1996 Stock Incentive Plan and 400,000 were granted pursuant to the 1996 Stock Incentive Plan on March 1, 1999 at an exercise price of $2.984 per share. The 1996 Stock Incentive Plan options were cancelled in connection with the regrant of options to acquire 400,000 shares of common stock at an exercise price of $0.656 per share on January 24, 2001.

(8)
Mr. Safavi joined the Company in October 1999.

(9)
Includes a $75,000 signing bonus and a $5,000 service bonus.

(10)
Represents a car allowance of $10,634.

(11)
Mr. Safavi was originally granted options to acquire 200,000 shares of common stock at an exercise price of $2.25 per share on October 19, 1999. These options were cancelled in connection with the regrant of options to acquire 200,000 shares of common stock at an exercise price of $0.656 per share on December 20, 2000.

(12)
Represents a $75,000 signing bonus.

(13)
Represents a car allowance of $2,122.

(14)
Mr. Spiczak joined the Company in April 1999. Mr. Spiczak ceased to be an executive officer of the Company on March 7, 2001.

(15)
Represents amounts paid for a service bonus of $42,374 and a $25,000 signing bonus.

(16)
Represents a travel service payment of $1,500.

(17)
Represents amounts paid for a service bonus of $32,000 and a $25,000 signing bonus.

(18)
Represents amounts paid for moving allowance of $111,019 and a car allowance of $7,814.

(19)
Mr. Hattey joined the Company in July 2000.

(20)
Represents amounts paid for a service award of $9,441 and a $25,000 signing bonus.

(21)
Represents a moving allowance of $61,781 and a car allowance of $4,950.

(22)
Mr. Hattey was originally granted options to acquire 100,000 shares of common stock at an exercise price of $2.563 per share on July 25, 2000. These options were cancelled in connection with the regrant of options to acquire 100,000 shares of common stock at an exercise price of $0.656 per share on November 21, 2000.

(23)
The Company employed Mr. Szczutkowski from March 1998 to October 2000.

(24)
Mr. Szczutkowski was paid $4,675 as a car allowance.

(25)
Represents a 1999 service bonus of $22,850.

(26)
Represents amounts paid for moving allowances.

(27)
Mr. Ridgell joined the Company in January 2000 and was employed by the Company through December 2000.

(28)
Mr. Ridgell was paid $6,050 as an auto allowance.

    The following table sets forth information concerning stock options granted to the Named Executive Officers during 2000.

Option Grants in Last Fiscal Year

	Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in 2000
					Exercise Price	Expiration Date
Name								5%	10%
Michael E. Jalbert	—		—		—	—		—	—
Massoud Safavi	200,000	(2)	25.3%		$.656	12/20/10		$0	$6,613
George R. Spiczak	8,750	(3)	1.1%		3.156	1/25/10		17,367	44,011
David L. Hattey	100,000 100,000	(4) (5)	12.7 12.7	% %	2.563 .656	7/25/10 11/21/10	(4)	161,186 13,239	408,476 59,937
Craig F. Szczutkowski	50,000	(6)	4.5%		3.156	1/25/10	(6)	45,218	114,590
James Ridgell	100,000	(7)	12.7%		3.156	1/25/10	(7)	198,479	502,985

(1)
The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the common stock, compounded annually over a ten-year period and assuming that the closing price was the market value of the common stock on the date of grant. The actual value (if any) that an executive officer receives from a stock option will depend upon the amount by which the market price of our common stock exceeds the exercise price of the option on the date of exercise. We cannot assure that the common stock will appreciate at any particular rate or at all in future years.

(2)
These options are exercisable when vested and vest as follows: 46% of such options vested on the date the option was granted (October 19, 1999) and 13.4% shall vest on each October 19 thereafter until fully vested. These options were granted pursuant to the 1996 Stock Incentive Plan. On December 20, 2000, Mr. Safavi cancelled 200,000 options that were granted on October 19, 1999.

(3)
These options are exercisable when vested and vest as follows: 33% of such options vested on the date the option was granted (January 25, 2000) and 13.4% shall vest on each anniversary thereof until fully vested. These options were granted pursuant to the 1996 Stock Incentive Plan.

(4)
These options were granted on July 25, 2000 and cancelled on November 21, 2000.

(5)
These options are exercisable when vested and vest as follows: 20% of such options shall vest on the first anniversary of the date the option was granted (November 21, 2000), and an additional 20% shall vest on each anniversary thereof until fully vested. These options were granted pursuant to the 1996 Stock Incentive Plan.

(6)
These options were granted on and have since expired unexercised on November 14, 2000.

(7)
These options are exercisable when vested and vest as follows: 50% of such options vested on the date the option was granted (December 25, 2000) and 10% of such options shall vest shall vest on each anniversary thereof until fully vested. These options were granted pursuant to the 1996 Stock Incentive Plan and have since expired unexercised on March 31, 2001.

    The following table sets forth the number and value of stock options held by the Named Executive Officers and at December 31, 2000.

Fiscal Year-End Option Value Table

			Number of Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End(1)
	Shares Acquired On Exercise
		Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael E. Jalbert	—	—	400,000	200,000	$0	$0
Massoud Safavi	—	—	93,332	106,668	$0	$0
George R. Spiczak	—	—	94,375	64,375	$0	$0
David L. Hattey	—	—	0	100,000	$0	$0
Craig Szczutkowski	—	—	—	—	$0	$0
James Ridgell	—	—	50,000	50,000	$0	$0

(1)
Solely for purposes of this table, the fair market value per share of common stock is assumed to be $0.234, the closing price of the common stock as reported on the OTC Bulletin Market on December 31, 2000.

Employment Agreements, Termination of Employment and Change of Control Provisions

    On March 1, 1999, we entered into an employment agreement with Michael E. Jalbert, our Chairman, President and CEO for a term beginning on March 1, 1999 and ending March 1, 2001. The employment agreement was automatically renewed for an additional two-year period. The agreement sets forth a base salary of $295,000 per year and provides for an annual bonus in an amount targeted at 50% of base salary, if Transcrypt meets or exceeds certain performance objectives set by the Board of Directors. The agreement provides for certain benefits to Mr. Jalbert, including paid vacations, car allowance, participation in our qualified profit sharing plans, and employee group and disability insurance. Additionally, Mr. Jalbert was paid a signing bonus of $150,000 and received an additional bonus of $100,000 on the first anniversary of his employment date. The agreement provides for the grant to Mr. Jalbert of 400,000 stock options of which 25% vest immediately and 25% vest on each subsequent anniversary of his employment over the next 3 years. In the event of termination of the employment agreement after a change in control, as defined in the agreement, (1) all of Mr. Jalbert's unvested options shall vest immediately, (2) Transcrypt shall pay Mr. Jalbert a lump sum severance payment equal to three years of base salary and will consider providing a transaction bonus, and (3) Mr. Jalbert will continue to receive all benefits for one year after termination. A change in control is defined in the agreement as a change in the ownership of Transcrypt or a sale, assignment or transfer of all or substantially all of its assets which results in a forced change in the majority of the Board of Directors. The agreement provided for Mr. Jalbert to enter concurrently into a separate confidentiality and Non-compete Agreement, effective during the term of the agreement.

    On September 10, 1999, we entered into an employment agreement with Massoud Safavi, our Senior Vice President and Chief Financial Officer for a term beginning on October 15, 1999 and ending October 15, 2001. The employment agreement will automatically renew for a one-year period at the expiration of its original term, unless Transcrypt or Mr. Safavi gives the other notice that they do not intend to renew the agreement by sixty days preceding October 15, 2001. The agreement sets forth a base salary of $200,000 per year and provides for an annual bonus, at the discretion of the Board of Directors, if Transcrypt meets or exceeds certain performance objectives set by the Board of Directors. Additionally, Mr. Safavi was paid a signing bonus of $75,000 and received an additional bonus of $75,000 on the first anniversary of his employment date. The agreement provides for certain benefits to Mr. Safavi, including paid vacations, car allowance, participation in our qualified profit sharing plans, and employee group and disability insurance. The agreement provides for the grant to Mr. Safavi of

200,000 stock options of which 33% vest immediately and 13.4% vest on each subsequent anniversary of his employment over the next 5 years. In the event of termination of the employment agreement after a change in control, as defined in the agreement, (1) all of Mr. Safavi's unvested options shall vest immediately, (2) Transcrypt shall pay Mr. Safavi a lump sum severance payment equal to two years of base salary and will consider providing a transaction bonus, and (3) Mr. Safavi will continue to receive all benefits for one year after termination. A change in control is defined in the agreement as a change in the ownership of Transcrypt or a sale, assignment or transfer of all or substantially all of its assets which results in a forced change in the majority of the Board of Directors. The agreement provided for Mr. Safavi to enter concurrently into a separate confidentiality and Non-compete Agreement, effective during the term of the agreement.

    On November 21, 2000, the Company amended its standard option agreement, as permitted by the 1996 Stock Incentive Plan, to provided for acceleration of all options within fifteen days of the occurrence of a change of control event, as defined in the agreement.

Item 12—Security Ownership of Certain Beneficial Owners and Management

    The following table shows, as of April 17, 2001, all persons we know to be "beneficial owners" of more than five percent of Transcrypt's outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class(2)
John T. Connor 4800 NW First Street Lincoln, Nebraska 68521	1,228,354	(3)	8.4%
Janice K. Connor 4800 NW First Street Lincoln, Nebraska 68521	994,097	(4)	6.8%

(1)
"Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you "beneficially" own Transcrypt common stock not only if you hold it directly, but also if you directly or indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have or share the power to vote the stock, to invest it, to sell it or you currently have the right to acquire it or the right to acquire it within 60 days of April 17, 2001.

(2)
Shares of Transcrypt common stock issuable upon exercise of stock options currently exercisable, or exercisable within 60 days of April 17, 2001, are considered outstanding for purposes of computing the percentage of the person or entity holding those options but are not considered outstanding for computing the percentage of any other person or entity. We consider the 217,542 shares of our non-voting common stock held by First Commerce Bancshares, Inc. outstanding for computing the percentage each person or entity owns.

(3)
Includes 294,257 shares, which are issuable upon the exercise of stock options that are currently exercisable. Mr. Connor disclaims beneficial ownership of 362,008 shares held by Janice Connor and 531,314 shares held by or in trust for other members of the Connor family. The information about John Connor is based on a Schedule 13G report filed with the SEC on February 12, 2001. If you wish, you may obtain this report from the SEC.

(4)
Mrs. Connor shares voting and investment power of these with her husband, John T. Connor. Mrs. Connor disclaims beneficial ownership of 462,783 shares held by Mr. Connor and 632,089 shares held by or in trust for other members of the Connor family. The information about Janice Connor is based on a Schedule 13G report filed with the SEC on February 12, 2001. If you wish, you may obtain this report from the SEC.

    The following table shows, as of April 17, 2001, the Transcrypt common stock beneficially owned by our current directors and Named Executive Officers who are still employed with the Company, and those shares of common stock owned by all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class(2)
Michael E. Jalbert	410,000	(3)	2.8%
George R. Spiczak	105,250	(4)	*
Massoud Safavi	93,332	(5)	*
Thomas R. Thomsen	1,000		*
Edward H. Bersoff	0		*
Michael Z. Kay	0		*
Winston J. Wade	0		*
All current executive officers and directors as a group (9 persons)	609,582	(6)	4.2%

*
Less than 1%

(1)
"Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you "beneficially" own Transcrypt common stock not only if you hold it directly, but also if you directly or indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have or share the power to vote the stock, to invest it, to sell it or you currently have the right to acquire it or the right to acquire it within 60 days of April 17, 2001.

(2)
Shares of Transcrypt common stock issuable upon exercise of stock options currently exercisable, or exercisable within 60 days of April 17, 2001, are considered outstanding for computing the percentage of the person holding those options but are not considered outstanding for computing the percentage of any other person. We consider the 217,542 shares of our non-voting common stock held by First Commerce Bancshares, Inc. outstanding for computing the percentage each person owns. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power, if any, with respect to all shares of common stock each beneficially owns.

(3)
Includes 400,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 17, 2001.

(4)
Consist solely of shares issuable upon the exercise of stock options that are exercisable within 60 days of April 17, 2001.

(5)
Consist solely of shares issuable upon the exercise of stock options that are exercisable within 60 days of April 17, 2001.

(6)
Includes 598,582 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 17, 2001.

Item 13—Certain Relationships and Related Transactions

    On March 7, 2001, the Company's Compensation Committee established financial guidelines for the possible bonus award to the Company's Chief Executive Officer, Michael E. Jalbert of $65,000. The bonus will only be awarded if the Company meets certain second quarter 2001 financial goals.

    On January 7, 2000, the Company extended an interest fee loan to the Company's Chief Executive Officer, Michael E. Jalbert, in the principal amount of $175,000. All tax obligations associated with the loan are sole responsibility of Mr. Jalbert. In March 2001, the Company forgave repayment of Mr. Jalbert's loan.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCRYPT INTERNATIONAL, INC.
By:	/s/ MICHAEL E. JALBERT Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) Dated: April 30, 2001
By:	/s/ MASSOUD SAFAVI Massoud Safavi Chief Financial Officer (Principal Financial Officer) Dated: April 30, 2001

QuickLinks

Part III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
SIGNATURES