Form 10-Q
period 2001-03-31
TRANSCRYPT INTERNATIONAL INC
filed 2001-05-15
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    As of April 30, 2001, 17,577,315 shares of the Registrant's Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2001 and December 31, 2000
(in thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,488	$11,409
Accounts receivable, net of allowance for returns and doubtful accounts of $763 and $823 respectively	5,052	3,837
Receivables—other	161	366
Cost in excess of billings on uncompleted contracts	2,528	1,700
Inventory, net of reserve of $3,119 and $3,156 respectively	12,977	15,125
Prepaid expenses	368	337

Total current assets	32,574	32,774
Property, plant and equipment, net	2,034	2,294
Intangible assets, net of accumulated amortization	11,081	11,387
Other assets	299	539

	$45,988	$46,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$8,600	$8,280
Current portion of capitalized lease obligations	43	42
Accounts payable	4,213	4,144
Billings in excess of cost on uncompleted contracts	686	1,378
Deferred revenue	1,108	847
Accrued expenses	1,844	1,973

Total current liabilities	16,494	16,664
Provision for litigation settlement	4,197	4,197
Capitalized lease obligations, net of current portion	7	19
Deferred revenue	318	344

	21,016	21,224

Stockholders' equity:
Common stock	143	143
Additional paid-in capital	92,188	92,188
Accumulated deficit	(67,359)	(66,561)

	24,972	25,770

	$45,988	$46,994

See accompanying notes to the condensed consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2001 and 2000
(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2001	2000
Revenues	$9,551	$11,360
Cost of sales	5,966	9,812

Gross profit	3,585	1,548

Operating expenses:
Research and development	1,136	1,465
Sales and marketing	1,318	1,790
General and administrative	2,003	2,126

Total operating expenses	4,457	5,381

Loss from operations	(872)	(3,833)
Other income	67	472
Interest income	136	242
Interest expense	(129)	(132)

Loss before income taxes	(798)	(3,251)
Income tax provision	—	—

Net Loss	$(798)	$(3,251)

Net loss per share—Basic and Diluted	$(0.06)	$(0.25)

Weighted average common shares—Basic and Diluted	14,423,913	12,956,871

See accompanying notes to the condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2001 and 2000
(in thousands)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(798)	$(3,251)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664	897
Gain on sale of fixed assets	(22)	(63)
Provisions for inventory reserves	60	(183)
Provisions for bad debts	—	(297)
Changes in assets and liabilities:
Accounts receivable	(1,215)	4,719
Cost in excess of billings on uncompleted contracts	(828)	(872)
Inventory	2,088	(136)
Prepaid expenses and other assets	174	(542)
Accounts payable	69	(4,856)
Billings in excess of cost on uncompleted contracts	(692)	274
Accrued expenses	(129)	(30)
Payments on restructuring reserve	—	(705)
Deferred revenue	235	(250)

Total adjustments	404	(2,044)

Net cash used in operating activities	(394)	(5,295)

Cash flows from investing activities:
Proceeds from sale of fixed assets	22	63
Purchase of fixed assets	(68)	(223)
Purchase of software	(30)	(203)
Decrease (increase) in other assets	240	(4)

Net cash provided by (used in) investing activities	164	(367)

Cash flows from financing activities:
Proceeds on revolving lines of credit, net	320	1,913
Principal payments on capitalized leases	(11)	(17)
Proceeds from the exercise of employee stock options	—	71

Net cash provided by financing activities	309	1,967

Net increase (decrease) in cash and cash equivalents	79	(3,695)
Cash and cash equivalents, beginning of period	11,409	21,571

Cash and cash equivalents, end of period	$11,488	$17,876

See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(in thousands, except share and per share data)

1.  GENERAL

    The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 2000 has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2001. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation to conform to the current presentation.

2.  ORGANIZATION AND CONSOLIDATION

    The Company is a manufacturer of wireless communications products and systems, and information security products. Through its EFJohnson subsidiary, the Company designs, develops, manufactures and markets (1) trunked and conventional radio systems, (2) stationary land mobile radio transmitters/receivers, and (3) mobile and portable radios. The Company sells its land mobile radio products and systems mainly to two broad customer groups: (1) public safety and other governmental users and (2) commercial users. In addition, the Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the land mobile radio and telephony security markets.

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

3.  LOSS PER SHARE

    Basic earnings per share (EPS) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three months ended March 31, 2001 and 2000 net losses were incurred, and the impact of outstanding stock options on diluted EPS were anti-dilutive.

4.  INVENTORY

    The following is a summary of inventory at March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000
Raw materials and supplies	$7,188	$7,761
Work in progress	1,312	1,558
Finished goods	4,477	5,806

	$12,977	$15,125

5.  REVOLVING LINES OF CREDIT

    The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10 million. The variable interest rate is 1.25% over the interest rate earned on the $10 million cash collateral used as security on the bank line of credit, which is due on June 1, 2001. The Company is currently in the process of either renewing the current line of credit or securing a replacement facility. The working capital line is collateralized by substantially all the Company's assets, including $10 million in certificates of deposit with the bank.

    At March 31, 2001, the Company had $8.6 million outstanding on the revolving line of credit. At December 31, 2000, the Company had $8.3 million outstanding on the line of credit.

6.  COMMITMENTS AND CONTINGENCIES

    The Company's decline in revenues and substantial losses has put additional strain on the Company's liquidity and cash position. As of March 31, 2001, the Company had unrestricted cash of $1.5 million and approximately $1.4 million available under its line of credit. Without additional funding sources, the Company estimates that it currently needs approximately $10 million in quarterly revenues to generate the cash necessary to finance its operations. However, the Company is managing its cash position through a combination of expense reductions and by, where possible, acceleration of customer receivables. Although revenues, gross margins, and overall cash management during the first quarter have met or exceeded expectations, the Company can give no assurance that it will in the future generate adequate cash to support its operations. The failure of the Company to achieve its revenue and other financial goals for the remainder of 2001 and beyond will have a significant adverse impact on the liquidity of the Company. Additionally, if the Company is unable to achieve it's forecasted performance, additional impairment losses on long-lived and intangible assets may emerge.

    As previously disclosed, the Company was named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed, and that adjustments would be made to the Company's previously announced financial results. The Company has settled the stockholder class action suits against the Company and certain of its current or former officers. The Honorable Warren K. Urbom of the United States District Court for the District of Nebraska approved the settlement, which also resulted in a dismissal of the stockholder class action suit pending in the District Court for Scotts Bluff County, Nebraska. In accordance with the settlement, the Company issued 1,337,999 shares of common stock of the Company in the third quarter of 2000. The remaining 3,122,001 shares were issued during April of 2001. In addition, the Company expects to distribute 75,000 shares resulting from the settlement of litigation with Physician's Mutual by June 30, 2001.

    The Company has entered into a contract with a governmental entity of Clay County, Florida ("Clay County") for installation of the Company's Multi-Net radio system. The contract provision entitles Clay County to liquidated damages if the project is not completed by the project completion deadline. Clay County states that the project completion deadline was January 17, 2001. In accordance with the contract, the liquidated damages are in the amount of $25,000 per calendar month or any part thereof, and $1,000 per day beyond the project completion deadline. Transcrypt anticipates the completion of the project during the second quarter of 2001. The Company has considered these liquidated damages in its accounting for this open contract.

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

    The Company is evaluating all of its product lines and business segments, and has implemented and is continuing to look at various initiatives to reduce operating expenses in order to keep them in line with revenues, including workforce reductions, elimination of certain products and product lines, and exit from certain markets. As a result of these initiatives, the Company reduced its workforce by 69 employees (26%) on November 6, 2000. Accordingly, a $0.4 million reserve was established during the fourth quarter of 2000 to cover the severance costs and other expenses associated with this workforce reduction, all of which was paid by March 31, 2001. In addition, the Company further reduced its staff by 24 employees on March 8, 2001. The Company may be required to pay severance if these employees are not reinstated within six months. Implementation of any additional plan resulting from these initiatives in the future may result in substantial up front costs and cash expenditures. The Company can provide no assurance that its liquidity and cash flows will be adequate to implement the necessary initiatives. In addition, the Company cannot guarantee that any executed initiative to reduce operating expenses will not have a material adverse effect on the Company's long-term business and financial condition.

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

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2001, have a total undrawn balance of $2.0 million as of March 31, 2001. Bonds, which expire on various dates, totaled $20.5 million on March 31, 2001. As of that date, no bonds have been drawn upon. The Company's inability to secure bonding arrangements when needed could adversely affect the award of new systems installation contracts, which could adversely affect its revenues.

    In April 2001, C.S. International Electronic Company ("CSI") filed a complaint against the Company for a disputed payment. CSI alleges that the Company owes approximately $57,000 for installation services associated with the Communication Authority of Thailand radio system. The Company vigorously contests this allegation. However, it is unable to predict the likelihood of the outcome that may arise from the legal action.

    The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

7.  SEGMENT AND RELATED INFORMATION

    The Company's reporting segments are strategic business units that offer different products and services. Management considers its operations to comprise two industry segments. One segment, represented by the Company's EFJohnson subsidiary, competes in the wireless communication industry where the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers, mobile and portable radios and trunked and conventional radio communication systems. The second business segment, represented by the Company's Transcrypt Secure Technologies division, consists of business conducted in the information security industry, which comprises the design, manufacture, and sale of devices that prevent the unauthorized interception of sensitive voice and data communication.

    The following table is a summary of unaudited quarterly results for the three months ended March 31, 2001 and 2000.

	Quarter Ended
	March 31, 2001	March 31, 2000
	In thousands
Revenues
Wireless Communication	$8,229	$9,703
Information Security	1,322	1,657

	9,551	11,360

Gross Margins
Wireless Communication	2,749	383
Information Security	836	1,165

	$3,585	$1,548

Operating Profit (Loss)
Wireless Communication	(202)	(3,372)
Information Security	297	294
Corporate	(967)	(755)

	$(872)	$(3,833)

Other Income	74	582

Loss before Taxes	$(798)	$(3,251)

Depreciation & Amortization
Wireless Communication	584	805
Information Security	78	89
Corporate	2	3

	$664	$897

Assets
Wireless Communication	31,877	50,212
Information Security	2,393	9,508
Corporate	11,718	18,755

	$45,988	$78,475

8.  RELATED PARTY TRANSACTION

    On January 7, 2000, the Company extended an interest fee loan to the Company's Chief Executive Officer, Michael E. Jalbert, in the principal amount of $175,000. All tax obligations associated with the loan are the sole responsibility of Mr. Jalbert. In March 2001, the Company forgave repayment of Mr. Jalbert's loan. Accordingly, general and administrative expense for the first quarter of 2001 includes this charge.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth certain Consolidated Statements of Operations (in thousands) information as a percentage of revenues during the periods indicated:

	Three Months Ended March 31,
	2001		2000
Revenues	$9,551	100.0%	$11,360	100.0%
Cost of sales	5,966	62.5%	9,812	86.4%

Gross profit	3,585	37.5%	1,548	13.6%
Operating expenses:
Research and development	1,136	11.9%	1,465	12.9%
Sales and marketing	1,318	13.8%	1,790	15.7%
General and administrative	2,003	21.0%	2,126	18.7%

Total operating expenses	4,457	46.6%	5,381	47.3%

Income (loss) from operations	(872)	(9.1)%	(3,833)	(33.7)%
Other income	67	0.7%	472	4.2%
Interest income	136	1.4%	242	2.1%
Interest expense	(129)	(1.4)%	(132)	(1.2)%

Income (loss) before income taxes	(798)	(8.4)%	(3,251)	(28.6)%
Provision for income taxes	—	0.0%	—	0.0%

Net income (loss)	$(798)	(8.4)%	$(3,251)	(28.6)%

    Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the results of the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products and its products under development, and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements and other risks detailed in "ITEM 1. BUSINESS—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    Revenues declined by 16% to $9.6 million in the first quarter of 2001, as compared to $11.4 million during the same period in 2000. Of total revenues in the first quarter, the wireless communication segment comprised $8.3 million, which represents a 15% decline over segment revenues of $9.7 million during the year-ago period. Information security segment revenues of $1.3 million represent a 20% decline as compared to revenues of $1.7 million during 2000.

    The decrease in revenues of the wireless communication segment was primarily due to reduced sales of equipment manufactured under contract at EF Johnson's Waseca, Minnesota facility. Revenues associated with this effort declined approximately 70% to $0.7 million during the first quarter of 2001 from $2.3 million during the year-ago quarter. This reduction was the result of management's previously announced decision to de-emphasize its contract manufacturing efforts in favor of more profitable revenue opportunities. Management anticipates that contract manufacturing revenues will continue to decline in the future.

    The decrease in revenues of the information security segment during the first quarter was primarily the result of timing issues associated with finalizing certain sales agreements. The Company believes that the majority of the delayed agreements will be finalized later in the fiscal year.

    Total revenues from international sales increased to $2.3 million for the three months ended March 31, 2001, compared to $1.8 million for the same period in 2000. The increase is primarily due to an increase in sales in Central and Latin America, as well as in the Middle East and Asia. The Company's revenue during the first quarter of 2001 for Central and Latin America increased approximately 33% as compared to the first quarter of 2000. In addition, Middle East and Asian revenues for the first three months of 2001 increased approximately 57% compared to the year-ago period. For the remainder of the fiscal year, the Company expects international sales volumes to be similar to the levels experienced during the first quarter of 2001.

Gross Profit

    Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs. Consolidated gross profit was $3.6 million (38% gross margin) for the first quarter of 2001, compared to $1.5 million (14% gross margin) for the same period in 2000. Gross margin for the wireless communication segment was 33% in the first quarter of 2001 and was 4% for the same period in 2000. Gross margin for the information security segment was 63% in the first quarter of 2001, and was 70% for the same period in 2000.

    In the wireless communication segment, the significant increase in the gross margin percentage from 2000 to 2001 was due to: (1) lower sales of marginally profitable products and product lines; (2) lower revenue from relatively low margin contract manufacturing; and (3) lower manufacturing overhead. These factors are primarily the result of the Company's efforts to increase overall profitability by eliminating marginally profitable products and product lines, and from its efforts to bring its infrastructure more in line with revenues.

    Gross margins were lower in the information security segment during the first quarter of 2001, as compared to the year-ago period, primarily because of product mix issues and lower revenues caused by delays in the receipt of orders. Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues for the respective period.

Research and Development

    Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. Research and development expenses decreased to $1.1 million in the first quarter of 2001 (12% of revenues) from $1.5 million in the first quarter of 2000 (13% of revenues). This decrease, both in cost and as a percent of revenues, was primarily due to a reduced engineering staff. The lower staffing is primarily the result of the completion of a significant effort to correct product and system design problems with legacy systems installation contracts, as well the outsourcing of certain functions previously done in-house. Management expects its research and development costs to increase slightly in the future, as the Company continues to focus its engineering efforts on new product development.

Sales and Marketing

    Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation. Sales and marketing expenses decreased to $1.3 million in the first quarter of 2001 from $1.8 million in the first quarter of 2000. This was primarily due to reduced staffing levels as the Company improves its sales and marketing focus, and reduces its sales efforts to customer groups that provide only marginal profitability. Sales and marketing expenses decreased as a percentage of sales to 14% for the first three months of 2001 from 16% in the first three months of 2000 despite the decrease in revenues. The Company anticipates that sales and marketing expenses will continue to decrease as a percentage of revenues as it continues to focus and enhance its efforts in this area.

General and Administrative

    General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, administration, and the amortization of intangible assets. General and administrative expenses decreased to $2.0 million in the first quarter of 2001 from $2.1 million in the first quarter of 2000. As a percentage of revenue, general and administrative expense increased to 21% of revenues in the first quarter of 2001 from 19% of revenues in the first quarter of 2000. The lower expenses are primarily due to the reduction in periodic amortization resulting from a $2.3 million impairment charge on intangible assets recorded during the quarter ended December 31, 2000. In addition, general and administrative expense for the first quarter of 2001 includes $0.2 million associated with the forgiveness of a loan to an officer of the Company. Excluding the cost of the loan forgiveness, general and administrative expense for the 2001 quarter would have been $1.8 million or 19% of revenues. The Company anticipates future general and administrative expenses to be lower than the level experienced during the first quarter of 2001.

    In the fourth quarter of 2000, the Company recognized an impairment charge of $2.3 million related to acquired work force, customer base, and trade name. The impairment loss was measured based upon management's estimate of fair value of the assets and was necessitated by the Company's recent fiscal performance. During the first quarter of 2001, the Company conducted a review of the remaining useful lives of its intangible assets, which range from three to ten years. As a result of this review, management concluded that the remaining useful lives of its intangible assets are appropriate, and no adjustments are necessary. Consequently, the Company's annual expense for amortization of intangible assets has declined to approximately $1.2 million in 2001 from approximately $1.5 million in 2000. Management will continue to monitor the valuation and useful lives of the intangible assets as conditions warrant.

Net Interest Income

    Net interest income consists of interest income earned on cash and investable funds, net of interest expense related to amounts payable on the Company's loans and bank lines of credit. Net interest income was $7,000 in the first quarter of 2001, as compared to $110,000 in the first quarter of 2000. Interest income and expense varies based on the relative interest rates earned or paid, and the relative cash and loan balances. The Company expects net interest income to continue to decline in 2001 as the cost of the Company's borrowings continues to increase.

Other Income, net

    Other income for the first quarter of 2001 was primarily related to funds received for the cancellation of a licensing agreement between the Company and Nextel. Other income for the first quarter of 2000 was primarily related to funds received in settlement of arbitration proceedings by Transcrypt against EFJ Partners, the previous owners of EFJohnson, which the Company acquired in July 1997.

Benefit for Income Taxes

    The Company did not record a tax benefit in either the first quarter of 2001 or in the first quarter of 2000. During the fourth quarter of 2000, the Company reduced the net book value of its deferred income tax assets from $12.4 million to zero by increasing the valuation allowance. Management anticipates that if the Company develops a trend of profitability, all or some portion of the asset may be restored.

Liquidity and Capital Resources

    Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997.

    The Company's operating activities used cash of $0.4 million in the first three months of 2001 compared to $5.3 million in the first three months of 2000. Cash used in operating activities in the first three months of 2001 consisted primarily of a net loss plus a decrease in billings in excess of costs on uncompleted contracts, and increases in accounts receivable and costs in excess of billings on uncompleted contracts. These uses of cash are primarily the result of increased product shipments during the quarter, as well as increased activity with respect to systems installation contracts, and were offset in part by a significant decrease in inventory.

    Cash generated by investing activities was $0.2 million for the first three months of 2001 as compared to a use of $0.4 million in the first three months of 2000. Capital expenditures of $0.1 million for the first quarter of 2001, as compared to $0.2 million for the first quarter of 2000, consisted primarily of computer and test equipment.

    Financing activities generated cash of $0.3 million in the first quarter of 2001, which primarily consisted of advances on the Company's line of credit with US Bank.

    As of March 31, 2001, the Company had $8.6 million in outstanding indebtedness under its line of credit with US Bank. It is a secured line of credit not to exceed $10.0 million. Interest is at a variable rate of 1.25% over the interest rate earned on the $10.0 million on certificates of deposit pledged as security on the bank line of credit. This line of credit is due on June 1, 2001 and is collateralized by substantially all the Company's assets, including $10.0 million in certificates of deposit with the bank. The Company is currently in the process of either extending or renewing the line of credit.

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the

Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2001, have a total undrawn balance of $2.0 million as of March 31, 2001. Bonds, which expire on various dates, totaled $20.5 million on March 31, 2001. As of that date, no bonds have been drawn upon. The Company's inability to secure bonding arrangements when needed could adversely affect the award of new systems installation contracts, which could adversely affect its revenues.

    The Company does not anticipate paying cash dividends in the foreseeable future.

    The Company's decline in revenues and substantial losses has put additional strain on the Company's liquidity and cash position. As of March 31, 2001, the Company had unrestricted cash of $1.5 million and approximately $1.4 million available under its line of credit. Without additional funding sources, the Company estimates that it currently needs approximately $10 million in quarterly revenues to generate the cash necessary to finance its operations. However, the Company is managing its cash position through a combination of expense reductions and by, where possible, acceleration of customer receivables. Although revenues, gross margins, and overall cash management during the first quarter have met or exceeded expectations, the Company can give no assurance that it will in the future generate adequate cash to support its operations. The failure of the Company to achieve its revenue and other financial goals for the remainder of 2001 and beyond will have a significant adverse impact on the liquidity of the Company. Additionally, if the Company is unable to achieve it's forecasted performance, additional impairment losses on long-lived and intangible assets may emerge.

    The independent auditors report relating to the audit of the Company's financial statements for the fiscal year ended December 31, 2000 included a paragraph expressing substantial doubt over the Company's ability to continue as a going concern. The Company's ability to continue as a going concern has been impacted by the losses the Company has incurred in recent years, the Company's current levels of available cash, and its recent pace of cash usage. This paragraph may have, to varying degrees, an adverse impact on the Company's relationships with its vendors, customers and potential partners, and could have an adverse impact on its cash position.

    For a description of pending litigation that may affect the business, results of operations, and liquidity of the Company, see NOTE 6. COMMITMENTS AND CONTINGENCIES above.

Recently Issued Accounting Standards

    In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. The Company adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, did not impact the Company's consolidated financial statements.

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

ITEMS 1 - 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    The following exhibits are being filed herewith:

Exhibit No.	Description
11.1	Computation of per share losses.
10.51	Loan Agreement dated September 30, 2000 by and between U.S. Bank National Association and the Company, together with related documents.
  (b)
  Reports on Form 8-K

    There were no reports on Form 8-K filed during the first quarter of 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCRYPT INTERNATIONAL, INC.
Date: May 14, 2001	By:	/s/ MASSOUD SAFAVI Massoud Safavi Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE