Form 10-Q
period 2001-06-30
TRANSCRYPT INTERNATIONAL INC
filed 2001-08-08
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

As of July 16, 2001, 17,577,315 shares of the Registrant's Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000
(in thousands)

	JUNE 30, 2001	DECEMBER 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,729	$11,409
Accounts receivable, net of allowance for returns and doubtful accounts of $802 and $823 respectively	7,108	3,837
Receivables—other	139	366
Cost in excess of billings on uncompleted contracts	499	1,700
Inventory, net of reserve of $2,467 and $3,156 respectively	11,680	15,125
Prepaid expenses	406	337

Total current assets	31,561	32,774
Property, plant and equipment, net	1,784	2,294
Intangible assets, net of accumulated amortization	10,833	11,387
Other assets	299	539

TOTAL ASSETS	$44,477	$46,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$8,334	$8,280
Current portion of capitalized lease obligations	40	42
Accounts payable	3,602	4,144
Billings in excess of cost on uncompleted contracts	460	1,378
Deferred revenue	575	847
Accrued expenses	2,115	1,973

Total current liabilities	15,126	16,664
Provision for litigation settlement	—	4,197
Capitalized lease obligations, net of current portion	—	19
Deferred revenue	359	344

TOTAL LIABILITIES	15,485	21,224

Stockholders' equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 25,000,000 voting shares authorized, 17,359,773 and 14,124,581 issued and outstanding as of June 30, 2001 and December 31, 2000, respectively; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	143
Additional paid-in capital	96,435	92,188
Accumulated deficit	(67,619)	(66,561)

TOTAL STOCKHOLDERS' EQUITY	28,992	25,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,477	$46,994

See accompanying notes to the condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2001 and 2000
(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000
Revenues	$10,564	$11,915	$20,115	$23,275
Cost of sales	6,573	9,876	12,539	19,688

Gross profit	3,991	2,039	7,576	3,587

Operating expenses:
Research and development	1,297	1,495	2,433	2,960
Sales and marketing	1,138	1,743	2,456	3,533
General and administrative	1,846	2,045	3,849	4,171
Provision for litigation settlement	—	(387)	—	(387)

Total operating expenses	4,281	4,896	8,738	10,277

Loss from operations	(290)	(2,857)	(1,162)	(6,690)
Other income	29	157	96	629
Interest income	97	236	233	478
Interest expense	(96)	(130)	(225)	(262)

Loss before income taxes	(260)	(2,594)	(1,058)	(5,845)
Income tax provision	—	—	—	—

Net loss	$(260)	$(2,594)	$(1,058)	$(5,845)

Net loss per share—Basic and Diluted	$(0.02)	$(0.20)	$(0.07)	$(0.45)

Weighted average common shares—Basic and Diluted	16,891,161	13,004,124	15,627,537	12,980,498

See accompanying notes to the condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(Unaudited and in thousands)

	Six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,058)	$(5,845)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,310	1,655
Gain on sale of fixed assets	(23)	(249)
Changes in assets and liabilities:
Accounts receivable	(3,044)	6,723
Cost in excess of billings on uncompleted contracts	1,201	26
Inventory	3,445	620
Prepaid expenses and other assets	(69)	(64)
Accounts payable	(542)	(3,672)
Billings in excess of cost on uncompleted contracts	(918)	(1,263)
Deferred revenues	(257)	(3,110)
Payments on restructuring reserve	—	(705)
Accrued and other liabilities	225	(991)

Total adjustments	1,328	(1,030)

Net cash provided by (used in) operating activities	270	(6,875)

Cash flows from investing activities:
Proceeds from sale of fixed assets	54	426
Purchase of fixed assets	(139)	(617)
Purchase of software	(138)	(230)
Decrease in other assets	240	3

Net cash provided by (used in) investing activities	17	(418)

Cash flows from financing activities:
Proceeds on revolving lines of credit, net	54	1,850
Principal payments on capitalized leases	(21)	(36)
Proceeds from the exercise of employee stock options	—	71

Net cash provided by financing activities	33	1,885

Net increase (decrease) in cash and cash equivalents	320	(5,408)
Cash and cash equivalents, beginning of period	11,409	21,571

Cash and cash equivalents, end of period	$11,729	$16,163

Summary of non-cash transactions:

    In April 2001, the Company issued 3,122,001 common stock shares as payment of litigation settlement liability recorded on the books for $4,197,000.

    In June 2001, the Company issued 75,000 common stock shares as payment of litigation settlement with Physician's Mutual.

See accompanying notes to the condensed consolidated financial statements

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2001 and 2000
(Unaudited and in thousands)

1. GENERAL

    The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 2000 has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations and cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2001. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation to conform to the current presentation.

2. ORGANIZATION AND CONSOLIDATION

    The Company is a manufacturer of wireless communications products and systems, and information security products. Through its EFJohnson subsidiary, the Company designs, develops, manufactures and markets (1) trunked and conventional radio systems, (2) stationary land mobile radio transmitters/receivers, and (3) mobile and portable radios. The Company sells its land mobile radio products and systems mainly to two broad customer groups: (1) public safety and other governmental users and (2) commercial users. In addition, the Company, through its Transcrypt Secure Technologies division, designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the land mobile radio and telephony security markets.

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

3. LOSS PER SHARE

    Basic loss per share (EPS) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three and six months ended June 30, 2001 and 2000, respectively, net losses were incurred, and the impact of outstanding stock options on diluted EPS were anti-dilutive.

4. INVENTORY

    The following is a summary of inventory at June 30, 2001 and December 31, 2000:

	June 30, 2001	December 31, 2000
Raw materials and supplies	$6,378	$7,761
Work in progress	1,274	1,558
Finished goods	4,028	5,806

	$11,680	$15,125

5. REVOLVING LINES OF CREDIT

    The Company has a line of credit with a regional bank. It is a secured line of credit not to exceed $10 million. The variable interest rate is based upon a formula (LIBOR plus 75 BP). Originally due on June 1, 2001, the bank has extended the line of credit until September 1, 2001. The Company is currently in the process of either renewing the current line of credit or securing a replacement facility. The working capital line is collateralized by substantially all the Company's assets, including $10 million in certificates of deposit with the bank. At June 30, 2001, the Company had $8.3 million outstanding on the revolving line of credit.

6. SEGMENT AND RELATED INFORMATION

    The Company's reporting segments are strategic business units that offer different products and services. Management considers its operations to comprise of two industry segments. One segment, represented by the Company's EFJohnson subsidiary, competes in the wireless communication industry. The second business segment, represented by the Company's Transcrypt Secure Technologies division, consists of business conducted in the information security industry.

    The following table is a summary of unaudited quarterly results for the three and six months ended June 30, 2001 and 2000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	In thousands
Revenues
Wireless Communication	$9,253	$10,739	$17,482	$20,442
Information Security	1,311	1,176	2,633	2,833

	$10,564	$11,915	$20,115	$23,275

Gross Margins
Wireless Communication	$3,089	$1,282	$5,838	$1,666
Information Security	902	757	1,738	1,921

	$3,991	$2,039	$7,576	$3,587

Operating Profit (Loss)
Wireless Communication	$148	$(2,403)	$(46)	$(5,775)
Information Security	431	23	719	317
Corporate	(869)	(477)	(1,835)	(1,232)

Loss from Operations	(290)	(2,857)	(1,162)	(6,690)
Other Income	30	263	104	845

Loss before Taxes	$(260)	$(2,594)	$(1,058)	$(5,845)

Depreciation & Amortization
Wireless Communication	$571	$713	$1,150	$1,453
Information Security	70	106	148	195
Corporate	6	4	12	7

	$647	$823	$1,310	$1,655

Assets
Wireless Communication	$31,058	$40,081
Information Security	3,368	2,680
Corporate	10,051	28,569

	$44,477	$71,330

7. RELATED PARTY TRANSACTION

    On January 7, 2000, the Company extended an interest free loan to the Company's Chief Executive Officer, Michael E. Jalbert, in the principal amount of $175,000, the tax obligations of such loan being the sole responsibility of Mr. Jalbert. In March 2001, the Company forgave repayment of Mr. Jalbert's loan. Accordingly, general and administrative expense for the first quarter of 2001 includes this charge.

8. COMMITMENTS AND CONTINGENCIES

    The Company has entered into a contract with a governmental entity of Clay County, Florida ("Clay County") for installation of the Company's Multi-Net radio system. The contract provision entitles Clay County to liquidated damages if the project is not completed by the project completion deadline of January 17, 2001. The contract was successfully completed in the second quarter of 2001. The Company has considered these liquidated damages in its accounting for this contract.

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

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2001, have a total undrawn balance of $2.0 million as of June 30, 2001. Bonds, which expire on various dates, totaled $11.4 million on June 30, 2001. As of that date, no bonds have been drawn upon. The Company's inability to secure bonding arrangements when needed could adversely affect the award of new systems installation contracts, which could adversely affect its revenues.

    The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table presents certain Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2%	82.9%	62.3%	84.6%

Gross profit	37.8%	17.1%	37.7%	15.4%

Operating expenses:
Research and development	12.3%	12.5%	12.1%	12.7%
Sales and marketing	10.8%	14.6%	12.2%	15.2%
General and administrative	17.5%	17.2%	19.2%	17.9%
Provision for litigation settlement	0.0%	(3.2)%	0.0%	(1.7)%

Total operating expenses	40.6%	41.1%	43.5%	44.1%

Loss from operations	(2.8)%	(24.0)%	(5.8)%	(28.7)%
Other income	0.3%	1.3%	0.5%	2.7%
Interest income	0.9%	2.0%	1.2%	2.0%
Interest expense	(0.9)%	(1.1)%	(1.2)%	(1.1)%

Loss before income taxes	(2.5)%	(21.8)%	(5.3)%	(25.1)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net loss	(2.5)%	(21.8)%	(5.3)%	(25.1)%

    Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These forward-looking statements relate to, among other things, the results of the Company's product development efforts, future sales and expense levels, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products, and the Company's other business plans for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks detailed in "ITEM 1. BUSINESS—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Revenues

    Revenues are recognized when the earnings process is complete, generally when the product is shipped, less an estimate for an allowance for returns, if applicable, if collection is reasonably assured. For shipments where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, such as a reseller of product selling the product to the end user, the Company recognizes revenue when the contingency lapses, generally upon cash collection. On occasion, the Company recognizes revenue prior to shipment when a delayed delivery schedule is requested by the customer as dictated by the customer's business needs, however, only when the following conditions are met: 1) product is complete and ready for shipment; 2) product is physically segregated from the Company's inventory; 3) title and risk of loss has passed to the customer; 4) the customer's purchase commitment is fixed; 5) the Company has no remaining performance obligations; and 6) the delivery schedule is fixed.

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

    Revenues declined by 11% to $10.6 million in the second quarter of 2001, as compared to $11.9 million during the same period in 2000. Of total revenues in the second quarter, the wireless communication segment comprised $9.3 million, which represents a 14% decline over segment revenues of $10.7 million during the same period in 2000. Information security segment revenues of $1.3 million represent an 11% increase as compared to revenues of $1.2 million during the same period in 2000.

    Revenues declined by 14% to $20.1 million during the six months ended June 30, 2001, as compared to $23.3 million in the same period in 2000. Of total revenues in the six months ended June 30, 2001, the wireless communication segment comprised $17.5 million, which represents a 14% decline over segment revenues of $20.4 million during the same period in 2000. Information security segment revenues of $2.6 million during the six months ended June 30, 2001 represent a 7% decrease as compared to revenues of $2.8 million during the same period in 2000.

    The decrease in revenues of the wireless communication segment was primarily due to reduced sales of equipment manufactured under contract at EF Johnson's Waseca, Minnesota facility. This reduction was the result of management's previously announced decision to de-emphasize its contract manufacturing efforts in favor of more profitable revenue opportunities. Management anticipates that this revenue stream from contract manufacturing will continue in its present reduced state in the future. Management anticipates that revenues from its wireless communication segment will increase slightly during the last six months of 2001 as compared to the first six months of 2001.

    The decrease in revenues of the information security segment during the six months ended June 30, 2001 was primarily the result of timing issues associated with finalizing certain sales agreements. The Company believes that the majority of the delayed agreements will be finalized later in the fiscal year.

Gross Profit

    Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs.

    Consolidated gross profit was $4.0 million (38% gross margin) for the second quarter of 2001, compared to $2.0 million (17% gross margin) for the same period in 2000. Gross margin for the wireless communication segment was 33% in the second quarter of 2001 and was 12% for the same period in 2000. Gross margin for the information security segment was 69% in the second quarter of 2001, and was 64% for the same period in 2000.

    Consolidated gross profit was $7.6 million (38% gross margin) for the six months ended June 30, 2001, compared to $3.6 million (15% gross margin) for the same period in 2000. Gross margin for the wireless communication segment was 33% during the six months ended June 30, 2001 and was 8% for the same period in 2000. Gross margin for the information security segment was 66% during the six months ended June 30, 2001, and was 68% for the same period in 2000.

    In the wireless communication segment, the significant increase in the gross margin percentage from 2000 to 2001 was due to: (1) lower sales of marginally profitable products and product lines; (2) lower revenue from relatively low margin contract manufacturing; and (3) lower manufacturing overhead. These factors are primarily the result of the Company's efforts to increase overall profitability by eliminating marginally profitable products and product lines, and, secondarily, from its efforts to bring its infrastructure more in line with revenues. Gross margins were similar in the information security segment during the three months and six months ended June 30, 2001, as compared to the similar periods of the prior year. Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues for the respective period.

Research and Development

    Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities.

    Research and development expenses decreased to $1.3 million in the second quarter of 2001 (12% of revenues) from $1.5 million in the second quarter of 2000 (13% of revenues). Further, research and development expenses decreased to $2.4 million during the six months ended June 30, 2001 (12% of revenues) from $3.0 million in the same period in 2000 (13% of revenues). This decrease was primarily due to a reduced engineering staff. The lower staffing is primarily the result of the completion of a significant effort to correct product and system design problems with legacy systems installation contracts, as well the outsourcing of certain functions previously done in-house.

    Management expects its future research and development costs to be similar to the level experienced during the first two quarters of 2001.

Sales and Marketing

    Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation.

    Sales and marketing expenses decreased to $1.1 million in the second quarter of 2001 from $1.7 million in the second quarter of 2000. Further, sales and marketing expenses decreased to $2.5 million during the six months ended June 30, 2001 from $3.5 million in the same period in 2000. This decrease was primarily due to reduced staffing levels as the Company continues to improve its sales and marketing focus and reduces its sales efforts to customer groups that provide only marginal profitability. Sales and marketing expenses decreased as a percentage of sales to 11% and 12%, respectively, for the three and six months ended June 30, 2001 from 15% in both the three and six months ended June 30, 2000.

    The Company anticipates that sales and marketing expenses will continue to decrease as a percentage of revenues as it continues to focus and enhance its productivity efforts in this area.

General and Administrative

    General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, administration, and the amortization of intangible assets.

    General and administrative expenses decreased to $1.8 million in the second quarter of 2001 from $2.0 million in the second quarter of 2000. Further, general and administrative expenses decreased to $3.8 million for the six months ended June 30, 2001 as compared to $4.2 million in the same period in 2000. As a percentage of revenue, general and administrative expense increased slightly to 18% and 19%, respectively, in the three and six months ended June 30, 2001 as compared to 17% and 18% for the same periods in 2000.

    The lower expenses are primarily due to the reduction in periodic amortization resulting from a $2.3 million impairment charge on intangible assets recorded during the quarter ended December 31, 2000. The impairment charge of $2.3 million, related to acquired work force, customer base, and trade name, was based upon management's estimate of fair value of the assets and was necessitated by the Company's recent fiscal performance. Consequently, the Company's annual expense for amortization of intangible assets has declined to approximately $1.2 million in 2001 from approximately $1.5 million in 2000. During both the first and second quarter of 2001, the Company conducted a review of the remaining useful lives of its intangible assets, which range from three to ten years. As a result of these reviews, management concluded that the remaining useful lives of its intangible assets are appropriate, and no adjustments are necessary. Management will continue to monitor the valuation and useful lives of the intangible assets as conditions warrant.

    The Company anticipates future general and administrative expenses to be similar to the level experienced during the first two quarters of 2001.

Provision for Litigation Settlement

    In the quarter ended December 31, 1998, the Company recorded a special provision of $10.0 million related to actions pending against the Company. An adjustment of $387,000 was recorded during the second quarter of 2000, and is comprised of the settlement of litigation between the Company and PricewaterhouseCoopers and the adjustment of a reserve associated with the settlement of the Physician's Mutual litigation. As payment for the aforementioned litigation settlements, the Company issued, respectively, 3,122,001 and 75,000 common stock shares in the quarter ended June 30, 2001.

Net Interest Income

    Net interest income consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on the Company's loans and bank lines of credit. Net interest income was $1,000 and $8,000, respectively, for the three and six months ended June 30, 2001, as compared to $106,000 and $216,000 in the same periods in 2000. Interest income and expense varies based on the relative interest rates earned or paid, and the relative cash and loan balances. The Company expects net interest income to continue to decline in 2001 as the cost of the Company's borrowings continues to increase.

Other Income, net

    Other income for the six months ended June 30, 2001 related primarily to funds received for the cancellation, in the first quarter, of a licensing agreement between the Company and Nextel. Other income for the same period in 2000 primarily related to funds received in settlement of arbitration proceedings by Transcrypt against EFJ Partners, the previous owners of EFJohnson, which the Company acquired in July 1997.

    Other income for the three months ended June 30, 2001 was only $29,000. Management would expect other income in the future to continue at this insignificant level.

Benefit for Income Taxes

    The Company did not record a tax benefit in either of the first two quarters of 2001 or in the first two quarters of 2000. During the fourth quarter of 2000, the Company reduced the net book value of its deferred income tax assets from $12.4 million to zero by increasing the valuation allowance. Management anticipates that if the Company develops a trend of profitability, all or some portion of the asset may be restored.

Liquidity and Capital Resources

    Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997. However, the Company reached a cash break-even level of operations in the first six months of 2001, evidenced by its minimal increase in advances on its line of credit and its increase in cash for the period.

    The Company's operating activities provided cash of $0.3 million in the first six months of 2001. This compared to a use of cash of $6.9 million in the first six months of 2000. Similarly, the Company's overall net increase in cash for the six months ended June 30, 2001 was $0.3 million. Cash provided by operating activities in the first six months of 2001 consisted primarily of a net loss of $1.1 million plus depreciation and amortization expenses of $1.3 million as the changes in the various components of working capital netted to less than $0.1 million.

    Cash generated by investing activities netted to less than $0.1 million for the first six months of 2001, as compared to a net use of $0.4 million in the first six months of 2000. Capital expenditures of $0.3 million for the first six months of 2001, as compared to $0.8 million for the first six months of 2000, consisted primarily of computer and test equipment.

    Financing activities generated net cash of less than $0.1 million in the first six months of 2001, as compared to providing $1.9 million in the first six months of 2000. The Company's advances on the its line of credit with US Bank were less than $0.1 million in the first six months of 2001 compared with advances of $1.9 million for the same period in 2000. This significant decrease in advances results from the Company's improved operating situation. The Company's line of credit agreement with US Bank terminates on September 1, 2001. The Company anticipates that this agreement will be renewed for an additional three months; however, the Company expects that the borrowing base formula may change, potentially decreasing the Company's overall credit availability. The Company is not certain about its prospects to replace this line of credit. If the Company is not able to renew or replace its current line of credit agreement, it could substantially impact the Company's ability to grow its revenues.

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2001, have a total outstanding balance of $1.9 million as of June 30, 2001. Bonds, which expire on various dates, totaled $11.4 million on June 30, 2001. As of that date, no bonds have been drawn upon. The Company's inability to secure bonding arrangements or adequate letters of credit, due to the Company's past financial performance, could adversely affect the award of new systems installation contracts, which could adversely affect its revenues.

    The Company continues to evaluate all of its product lines and business segments, and has implemented, and is continuing to look at, various initiatives to reduce operating expenses in order to keep them in line with revenues. These initiatives include workforce reductions, elimination of certain products and product lines, and exit from certain markets. As a result of these initiatives, the Company reduced its workforce by 69 employees (26%) on November 6, 2000. Accordingly, a $0.4 million reserve was established during the fourth quarter of 2000 to cover the severance costs and other expenses associated with this workforce reduction, all of which was paid by March 31, 2001. In addition, the Company further reduced its staff by 24 employees on March 8, 2001. The Company may be required to pay severance if these employees are not reinstated within six months. Future implementation of any additional plan resulting from these initiatives may result in substantial up front costs and cash expenditures. The Company can provide no assurance that its liquidity and cash flows will be adequate to implement the necessary initiatives. In addition, the Company cannot guarantee that any executed initiative to reduce operating expenses will not have a material adverse effect on the Company's long-term business and financial condition.

    The Company does not anticipate paying cash dividends in the foreseeable future.

    The Company's decline in revenues and the substantial losses incurred through December 31, 2000 have put additional strain on the Company's liquidity and cash position. As of June 30, 2001, the Company had unrestricted cash of $1.7 million and approximately $1.7 million available under its line of credit. Without additional funding sources, the Company estimates that it currently needs approximately $10 million in quarterly revenues to generate the cash necessary to finance its operations; however, this estimate is contingent upon the Company's ability to maintain current expense levels. This required revenue estimate was evidenced by the Company's operating results for the six months ended June 30, 2001, during which period the Company's operating activities provided $0.3 million on revenues of $20.1 million. The timing and occurrence of unexpected expenses could increase the estimated revenues necessary to finance operations. The Company continues to manage its cash position through a combination of expense reductions and by, where possible, acceleration of customer receivables. Although revenues, expenses, gross margins and overall cash management during the first two quarters of 2001 have met or exceeded expectations, the Company can give no assurance that it will in the future generate adequate cash to support its operations. The failure of the Company to achieve its revenue, expense and other financial goals for the remainder of 2001 and beyond would have a significant adverse impact on the liquidity of the Company. Additionally, if the Company is unable to achieve it's forecasted performance, additional impairment losses on long-lived and intangible assets may emerge.

    The independent auditors report relating to the audit of the Company's financial statements for the fiscal year ended December 31, 2000 included a paragraph expressing substantial doubt over the Company's ability to continue as a going concern. The Company's ability to continue as a going concern has been impacted by the losses the Company has incurred in recent years, the Company's current levels of available cash, and its recent pace of cash usage. This paragraph may have, to varying degrees, an adverse impact on the Company's relationships with its vendors, customers and potential partners.

    For a description of pending litigation that may affect the business, results of operations, and liquidity of the Company, see Part II, Item 1, Legal Proceedings.

Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All

business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001.

    The Company has not yet determined the impact of SFAS 141 and 142 on its consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEMS 1. LEGAL PROCEEDINGS

    In June 2001, the Electronic Engineering Company ("EEC") filed a complaint against the Company in conjunction with a transaction for the installation of an EF Johnson 900-megahertz trunked radio system. EEC alleges that the system is not functioning properly. The Company vigorously contests this allegation. However, it is unable to predict the likelihood of the outcome or range or amount of potential liability that may arise from any formal legal action.

    As previously disclosed, the Company was named as a defendant in stockholder class action lawsuits that were filed against the Company and certain of its current or former officers. These lawsuits were subsequently settled. In accordance with the settlement, the Company issued 1,337,999 shares of common stock of the Company in the third quarter of 2000. The remaining 3,122,001 shares were issued during April of 2001. In addition, the Company distributed 75,000 shares resulting from the settlement of litigation with Physician's Mutual in the second quarter of 2001.

    As previously disclosed, the Department of Commerce is currently conducting an investigation into Transcrypt's compliance with export regulations. The Company does not anticipate that this investigation will have a material impact on either its operations or financial position. Nevertheless, there is no assurance that these matters will not have an unforeseen outcome that could impair the conduct of our business with the U.S. government or our sales outside the United States. The Department of Commerce has the authority to impose a variety of sanctions against the Company and Company-affiliated parties. Such sanctions could include monetary penalties and restricting or removing Transcrypt's ability to export certain products, among other things. Our international sales would be adversely affected if the Department of Commerce imposed sanctions against the Company.

    As previously disclosed, C.S. International Electronic Company ("CSI") filed a complaint against the Company for a disputed payment in April 2001. CSI alleges that the Company owes approximately $57,000 for installation services associated with the Communication Authority of Thailand radio system. The Company vigorously contests this allegation. However, it is unable to predict the likelihood of the outcome that may arise from the legal action.

    The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flow.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In April 2001, the Company issued 3,122,001 shares of common stock in conjunction with the previously court-approved settlement of a class action lawsuit. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933. As a result of the issuance of the shares, the Company reduced the reserves established for the settlement by $4.197 million to a zero balance as of June 30, 2001.

    The Company also issued 75,000 shares of common stock in conjunction with a settlement of the Physician's Mutual litigation, and the Company issued 38,191 shares of common stock in exchange for employment recruiting services. These shares were issued in private placements pursuant to Section 4(2) of the Securities Act of 1933.

ITEMS 3 - 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    No exhibits are filed herewith.

  (b)
  Reports on Form 8-K

    There were no reports on Form 8-K filed during the second quarter of 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCRYPT INTERNATIONAL, INC.
Date: July 25, 2001	By:	/s/ MASSOUD SAFAVI Massoud Safavi Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the six months ended June 30, 2001 and 2000 (Unaudited and in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEMS 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEMS 3 - 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE