Form 10-Q
period 2001-09-30
TRANSCRYPT INTERNATIONAL INC
filed 2001-11-14
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-21681

TRANSCRYPT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	47-0801192 (IRS Employer Identification No.)

4800 N.W. 1st STREET
LINCOLN, NEBRASKA 68521
(402) 474-4800
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive office)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 31, 2001, 17,577,315 shares of the Registrant's Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000
(in thousands, except share data)

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,963	$11,409
Accounts receivable, net of allowance for returns and doubtful accounts of $672 and $823 respectively	5,612	3,837
Receivables—other	273	366
Cost in excess of billings on uncompleted contracts	739	1,700
Inventories, net of reserve of $2,487 and $3,156 respectively	11,212	15,125
Prepaid expenses	611	337

Total current assets	30,410	32,774
Property, plant and equipment, net	1,753	2,294
Intangible assets, net of accumulated amortization	10,502	11,387
Other assets	288	539

TOTAL ASSETS	$42,953	$46,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$6,587	$8,280
Current portion of capitalized lease obligations	29	42
Accounts payable	4,009	4,144
Billings in excess of cost on uncompleted contracts	129	1,378
Deferred revenue	455	847
Accrued expenses	2,275	1,973

Total current liabilities	13,484	16,664
Provision for litigation settlement	—	4,197
Capitalized lease obligations, net of current portion	—	19
Deferred revenue	413	344

TOTAL LIABILITIES	13,897	21,224

Stockholders' equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 25,000,000 voting shares authorized, 17,359,773 and 14,124,581 issued and outstanding as of September 30, 2001 and December 31, 2000, respectively; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	143
Additional paid-in capital	96,435	92,188
Accumulated deficit	(67,555)	(66,561)

TOTAL STOCKHOLDERS' EQUITY	29,056	25,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,953	$46,994

See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2001 and 2000
(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Revenues	$10,234	$11,664	$30,349	$34,939
Cost of sales	6,009	8,098	18,549	27,786

Gross profit	4,225	3,566	11,800	7,153

Operating expenses:
Research and development	1,288	1,417	3,721	4,377
Sales and marketing	1,100	1,708	3,556	5,241
General and administrative	1,785	2,009	5,633	6,180
Provision for litigation settlement	—	—	—	(387)

Total operating expenses	4,173	5,134	12,910	15,411

Income (loss) from operations	52	(1,568)	(1,110)	(8,258)
Interest income	79	210	312	688
Interest expense	(68)	(155)	(293)	(417)
Other income	1	33	97	662

Income (loss) before income taxes	64	(1,480)	(994)	(7,325)
Income tax provision	—	—	—	—

Net income (loss)	$64	$(1,480)	$(994)	$(7,325)

Net income (loss) per share—Basic and Diluted	$0.00	$(0.11)	$(0.06)	$(0.56)

Weighted average common shares—Basic and Diluted	17,577,315	13,731,297	16,280,878	12,997,555

See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2001 and 2000
(Unaudited and in thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(994)	$(7,325)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,914	2,485
Gain on sale of fixed assets	(2)	(218)
Changes in assets and liabilities:
Accounts receivable	(1,682)	5,729
Cost in excess of billings on uncompleted contracts	961	480
Inventories	3,913	694
Prepaid expenses	(274)	(37)
Accounts payable	(135)	(1,919)
Billings in excess of cost on uncompleted contracts	(1,249)	(3,938)
Deferred revenues	(323)	(3,684)
Payments on restructuring reserve	—	(705)
Accrued and other liabilities	385	(1,815)

Total adjustments	3,508	(2,928)

Net cash provided by (used in) operating activities	2,514	(10,253)

Cash flows from investing activities:
Proceeds from sale of fixed assets	57	392
Purchase of fixed assets	(386)	(201)
Purchase of software	(157)	(225)
Other assets	251	15

Net cash used in investing activities	(235)	(19)

Cash flows from financing activities:
Proceeds from (payments on) revolving lines of credit, net	(1,693)	2,141
Principal payments on capitalized leases	(32)	(241)
Proceeds from the exercise of employee stock options	—	71

Net cash provided by (used in) financing activities	(1,725)	1,971

Net increase (decrease) in cash and cash equivalents	554	(8,301)
Cash and cash equivalents, beginning of period	11,409	21,571

Cash and cash equivalents, end of period	$11,963	$13,270

Summary of non-cash transactions:

    In April 2001 and August 2000, respectively, the Company issued 3,122,001 and 1,337,999 common shares as payment of a litigation settlement liability recorded on the books for $4,197,000 and $1,799,000.

    In September 2001, the Company issued 75,000 common shares as payment of a litigation settlement.

See accompanying notes to the condensed consolidated financial statements

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2001 and 2000
(Unaudited and in thousands)

1.  GENERAL

    The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 2000 has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2001. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods' presentation to conform to the current presentation.

2.  ORGANIZATION AND CONSOLIDATION

    The Company is a manufacturer of wireless communications products and systems, and information security products. Through its EFJohnson subsidiary, the Company designs, develops, manufactures and markets (1) trunked and conventional radio systems, (2) stationary land mobile radio transmitters/receivers, and (3) mobile and portable radios. The Company sells its land mobile radio products and systems mainly to two broad customer groups: (1) public safety and other governmental users; and (2) commercial users. In addition, the Company, through its Transcrypt Secure Technologies division, designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the land mobile radio and telephony security markets.

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

3.  NET INCOME (LOSS) PER SHARE

    Basic income (loss) per share ("EPS") is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three and nine months ended September 30, 2001 and 2000, respectively, the impact of outstanding stock options on diluted EPS were anti-dilutive. The exercise prices of outstanding stock options to purchase 1,333,413 shares of common stock were greater than the average market price of the common shares on September 30, 2001 and 2000 and, therefore, were excluded from the computation of the common share equivalents.

4.  INVENTORIES

    The following is a summary of inventory at September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000
Raw materials and supplies	$5,411	$7,761
Work in progress	2,179	1,558
Finished goods	3,622	5,806

	$11,212	$15,125

5.  REVOLVING LINES OF CREDIT

    The Company has a $10 million secured line of credit with a regional bank, bearing interest at a rate of LIBOR plus 75 basis points. The line of credit agreement terminated on September 1, 2001; however, the bank extended the line of credit until December 1, 2001. The renewed line of credit calls for a change in the borrowing base formula such that the overall credit availability is reduced by irrevocable stand-by letters of credit issued by the Company. The Company is currently in the process of either renewing the current line of credit or securing a replacement facility. The working capital line is collateralized by substantially all the Company's assets, including $10 million in certificates of deposit with the bank. At September 30, 2001, the Company had $6.6 million in cash advances and $2.0 million of irrevocable stand-by letters of credit outstanding on the revolving line of credit. At September 30, 2001, the Company had $1.4 million of available credit on the revolving line of credit.

6.  SEGMENT AND RELATED INFORMATION

    The Company's reporting segments are strategic business units that offer different products and services. Management considers its operations to be comprised of two industry segments. One segment, represented by the Company's EFJohnson subsidiary, competes in the wireless communication industry. The second business segment, represented by the Company's Transcrypt Secure Technologies division, consists of business conducted in the information security industry.

    The following table is a summary of unaudited quarterly results for the three and nine months ended September 30, 2001 and 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2001	2000	2001	2000
Revenues:
Wireless Communication	$8,563	$9,583	$26,045	$30,025
Information Security	1,671	2,081	4,304	4,914

	$10,234	$11,664	$30,349	$34,939

Gross Profit:
Wireless Communication	$3,117	$2,065	$8,961	$3,731
Information Security	1,108	1,501	2,839	3,422

	$4,225	$3,566	$11,800	$7,153

Operating Profit (Loss):
Wireless Communication	$338	$(1,593)	$287	$(7,368)
Information Security	565	772	1,289	1,089
Corporate	(851)	(747)	(2,686)	(1,979)

Income (Loss) from Operations	52	(1,568)	(1,110)	(8,258)
Other Income, net	12	88	116	933

Income (Loss) before Taxes	$64	$(1,480)	$(994)	$(7,325)

Depreciation & Amortization:
Wireless Communication	$530	$746	$1,680	$2,199
Information Security	70	78	218	273
Corporate	4	6	16	13

	$604	$830	$1,914	$2,485

Assets:
Wireless Communication	$31,058	$39,604
Information Security	3,368	2,260
Corporate	8,527	26,272

	$42,953	$68,136

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

8.  COMMITMENTS AND CONTINGENCIES

    In December 2000, the Company received a demand letter written from Electronic Engineering Company ("EEC") in conjunction with a transaction for the installation of an EFJohnson 900-megahertz trunked radio system. EEC alleges that the system is not functioning properly, and EEC has subsequently filed a complaint against the Company. The Company vigorously contests this allegation. However, the Company is unable to predict the likelihood of the outcome or range or amount of potential liability that may arise from any formal legal action.

    In July 2001, Arctic Slope Regional Corporation ("ASRC"), an authorized EFJohnson dealer, informed the Company that it considered EFJohnson in default of the parties' Dealership Agreement and the Company's warranty provided in association with the radio product sold to ASRC. ASRC has purchased approximately $520,000 of product from EFJohnson since 1999. Subsequently, ASRC has stated that it will pursue all available remedies against EFJohnson. The Company vigorously contests ASRC's allegations. However, the Company is unable to predict the likelihood of the outcome that may arise from the legal action.

    The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2001, have a total undrawn balance of $2.0 million as of September 30, 2001. Bonds, which expire on various dates, totaled $10.4 million on September 30, 2001. As of that date, no bonds have been drawn upon. The Company's inability to secure bonding arrangements when needed could adversely affect the award of new systems installation contracts, which could adversely affect its revenues.

9.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company does not anticipate any material impact upon its financial statements as a result of implementing SFAS 141.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will continue to amortize goodwill through December 31, 2001 at a rate of approximately $60,000 per month. As of January 1, 2002, the Company will no longer amortize goodwill, in accordance with SFAS 142, at which time the Company will perform a fair value impairment test.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table presents certain Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.7%	69.4%	61.1%	79.5%

Gross profit	41.3%	30.6%	38.9%	20.5%

Operating expenses:
Research and development	12.6%	12.2%	12.2%	12.5%
Sales and marketing	10.8%	14.6%	11.7%	15.0%
General and administrative	17.4%	17.2%	18.6%	17.7%
Provision for litigation settlement	0.0%	0.0%	0.0%	(1.1)%

Total operating expenses	40.8%	44.0%	42.5%	44.1%

Income (loss) from operations	0.5%	(13.4)%	(3.6)%	(23.6)%
Interest income	0.7%	1.8%	1.0%	1.9%
Interest expense	(0.6)%	(1.4)%	(1.0)%	(1.2)%
Other income	0.0%	0.3%	0.3%	1.9%

Income (loss) before income taxes	0.6%	(12.7)%	(3.3)%	(21.0)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	0.6%	(12.7)%	(3.3)%	(21.0)%

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

    Revenues declined by 12% to $10.2 million in the third quarter of 2001, as compared to $11.7 million during the same period in 2000. Of total revenues in the third quarter, the wireless communication segment comprised $8.6 million, which represents an 11% decline over segment revenues of $9.6 million during the same period in 2000. Information security segment revenues of $1.7 million represent a 20% decrease as compared to revenues of $2.1 million during the same period in 2000.

    Revenues declined by 13% to $30.3 million during the nine months ended September 30, 2001, as compared to $34.9 million in the same period in 2000. Of total revenues in the nine months ended September 30, 2001, the wireless communication segment comprised $26.0 million, which represents a 13% decline over segment revenues of $30.0 million during the same period in 2000. Information security segment revenues of $4.3 million during the nine months ended September 30, 2001 represent a 12% decrease as compared to revenues of $4.9 million during the same period in 2000.

    The decrease in revenues of the wireless communication segment was primarily due to two factors: 1) disruption of EFJohnson's supply chain as a result of the September 11th events; and 2) reduced sales of equipment manufactured under contract by EFJohnson. The Company does not anticipate the disruption in the supply chain to have a substantial effect on revenues in the fourth quarter of 2001 or beyond. The reduction in contract manufacturing revenues was the result of management's previously announced decision to de-emphasize its contract manufacturing efforts in favor of more profitable revenue opportunities. Management anticipates that this revenue stream from contract manufacturing will continue in its present reduced state in the future. Management anticipates that revenues from its wireless communication segment will increase during the last three months of 2001 to a level consistent with total revenues experienced in 2000.

    The decrease in revenues of the information security segment during the nine months ended September 30, 2001 was primarily the result of timing issues associated with finalizing certain sales agreements. The Company believes that the majority of the delayed agreements will be finalized later in the year and that sales for the segment during the year ended December 31, 2001 will be similar to the segment's sales in 2000.

Gross Profit

    Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs.

    Consolidated gross profit was $4.2 million (41% gross margin) for the third quarter of 2001, compared to $3.6 million (31% gross margin) for the same period in 2000. Gross margin for the wireless communication segment was 36% in the third quarter of 2001 versus 22% for the same period in 2000. Gross margin for the information security segment was 66% in the third quarter of 2001 and was 72% for the same period in 2000.

    Consolidated gross profit was $11.8 million (39% gross margin) for the nine months ended September 30, 2001, compared to $7.2 million (20% gross margin) for the same period in 2000. Gross margin for the wireless communication segment was 34% during the nine months ended September 30, 2001 versus 12% for the same period in 2000. Gross margin for the information security segment was 66% during the nine months ended September 30, 2001 and was 70% for the same period in 2000.

    In the wireless communication segment, the significant increase in the gross margin percentage from 2000 to 2001 was due to: (1) lower sales of marginally profitable products and product lines; (2) lower revenue from relatively low margin contract manufacturing; and (3) lower manufacturing overhead. These factors are primarily the result of the Company's efforts to increase overall profitability by eliminating marginally profitable products and product lines, and, secondarily, from its efforts to bring its infrastructure more in line with revenues. Gross margins were similar in the information security segment during the three months and nine months ended September 30, 2001, as compared to the similar periods of the prior year. Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues for the respective period.

Research and Development

    Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities.

    Research and development expenses decreased to $1.3 million in the third quarter of 2001 (13% of revenues) from $1.4 million in the third quarter of 2000 (13% of revenues). Further, research and development expenses decreased to $3.7 million during the nine months ended September 30, 2001 (12% of revenues) from $4.4 million in the same period in 2000 (12% of revenues).  This decrease was primarily due to a reduced engineering staff. The lower staffing is primarily the result of the completion of a significant effort to correct product and system design problems with legacy systems installation contracts, as well the efficient outsourcing of certain functions previously done in-house.

    Management expects its future research and development costs to be similar to the level experienced during the first three quarters of 2001.

Sales and Marketing

    Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations and trade show participation.

    Sales and marketing expenses decreased to $1.1 million in the third quarter of 2001 (11% of revenues) from $1.7 million in the third quarter of 2000 (15% of revenues). Further, sales and marketing expenses decreased to $3.6 million during the nine months ended September 30, 2001 (12% of revenues) from $5.2 million in the same period in 2000 (15% of revenues). This decrease was primarily due to reduced staffing levels as the Company continues to improve its sales and marketing focus and reduces its sales efforts to customer groups that provide only marginal profitability.

    The Company anticipates that sales and marketing expenses will continue to slightly decrease as a percentage of revenues as it continues to focus and enhance its productivity efforts in this area.

General and Administrative

    General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, administration, and the amortization of intangible assets.

    General and administrative expenses decreased to $1.8 million in the third quarter of 2001 (17% of revenues) from $2.0 million in the third quarter of 2000 (17% of revenues). Further, general and administrative expenses decreased to $5.6 million for the nine months ended September 30, 2001 (19% of revenues) as compared to $6.2 million in the same period in 2000 (18% of revenues).

    The lower expenses are substantially due to the reduction in periodic amortization resulting from a $2.3 million impairment charge on intangible assets recorded during the quarter ended December 31, 2000. The impairment charge of $2.3 million, related to acquired work force, customer base, and trade name, was based upon management's estimate of fair value of the assets and was necessitated by the Company's recent fiscal performance. Consequently, the Company's annual expense for amortization of intangible assets has declined to approximately $1.2 million in 2001 from approximately $1.5 million in 2000. During each of the first three quarters of 2001, the Company conducted a review of the remaining useful lives of its intangible assets, which range from three to ten years. As a result of these reviews, management concluded that the remaining useful lives of its intangible assets are appropriate, and no adjustments are necessary. Management will continue to monitor the valuation and useful lives of the intangible assets as conditions warrant.

    The Company anticipates future general and administrative expenses to be similar to the level experienced during the first three quarters of 2001.

Provision for Litigation Settlement

    In the quarter ended December 31, 1998, the Company recorded a special provision of $10.0 million related to actions pending against the Company. An adjustment of $387,000 was recorded during the third quarter of 2000, such adjustment comprised of the settlement of litigation between the Company and PricewaterhouseCoopers and the adjustment of a reserve associated with the settlement of the Physician's Mutual litigation. As payment for the aforementioned litigation settlements, the Company issued, respectively, 3,122,001 and 75,000 common shares in the quarter ended June 30, 2001, and 1,337,999 common shares in the quarter ended September 30, 2000.

Other Income, net

    Other income for the nine months ended September 30, 2001 related primarily to funds received for the cancellation, in the first quarter, of a licensing agreement between the Company and Nextel. Other income for the same period in 2000 primarily related to funds received in settlement of arbitration proceedings by Transcrypt against EFJ Partners, the previous owners of EFJohnson.

    Other income for the three months ended September 30, 2001 was only $1,000. Management would expect other income in the future to continue at a similarly insignificant level.

Net Interest Income

    Net interest income consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on the Company's loans and bank lines of credit. Net interest income was $11,000 and $19,000, respectively, for the three and nine months ended September 30, 2001, as compared to $55,000 and $271,000 in the same periods in 2000. Interest income and expense vary based on the relative interest rates earned or paid, and the relative cash and loan balances. The Company expects net interest income to increase from the levels experienced in the first three quarters of 2001 as the Company's cash position, relative to borrowings, continues to improve.

Benefit for Income Taxes

    The Company did not record a tax benefit in any of the first three quarters of 2001 or 2000. During the fourth quarter of 2000, the Company reduced the net book value of its deferred income tax assets from $12.4 million to zero by increasing the valuation allowance. Management anticipates that if the Company develops a trend of profitability, all or some portion of the asset may be restored.

Liquidity and Capital Resources

    Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997. However, the Company reached a cash break-even level of operations in the first nine months of 2001, evidenced by its decrease in its line of credit balance and its increase in its cash balance for the period.

    The Company's operating activities provided cash of $2.5 million in the first nine months of 2001; this compared to a use of cash of $10.3 million in the first nine months of 2000. Similarly, the Company's overall increase in its cash balance during the nine months ended September 30, 2001 was $0.6 million versus a decrease of $8.3 million during the similar period in 2000. Cash provided by operating activities in the first nine months of 2001 consisted primarily of a net loss of $1.0 million plus depreciation and amortization expenses of $1.9 million and a net change in the various components of working capital of $1.6 million.

    Cash used by investing activities netted to $0.2 million for the first nine months of 2001, as compared to a net use less than $0.1 million in the first nine months of 2000. Capital expenditures of $0.5 million for the first nine months of 2001, as compared to $0.4 million for the first nine months of 2000, consisted primarily of tooling, and computer and test equipment.

    Financing activities used net cash of $1.7 million in the first nine months of 2001, as compared to providing $2.0 million in the first nine months of 2000. The Company paid down its line of credit with US Bank by $1.7 million in the first nine months of 2001, as compared with line of credit advances of $2.1 million for the same period in 2000. This significant decrease in advances results from the Company's improved operating situation. The Company's line of credit agreement with US Bank terminated on September 1, 2001; however, the bank extended the line of credit until December 1, 2001. The renewed line of credit calls for a change in the borrowing base formula such that the overall credit availability is reduced by irrevocable stand-by letters of credit issued by the Company. The Company is currently in the process of either renewing the current line of credit or securing a replacement facility. The Company is not certain about its prospects to replace this line of credit. If the Company is not able to renew or replace its current line of credit agreement, it could impact the Company's ability to grow its revenues.

    In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2001, have a total outstanding balance of $2.0 million as of September 30, 2001. Bonds, which expire on various dates, totaled $10.4 million on September 30, 2001. As of that date, no bonds have been drawn upon. The Company's inability to secure bonding arrangements or adequate letters of credit, due to the Company's past financial performance, could adversely affect the award of new systems installation contracts, which could adversely affect its revenues.

    The Company continues to evaluate all of its product lines and business segments, and has implemented, and is continuing to look at, various initiatives to reduce operating expenses in order to keep them in line with revenues. These initiatives include workforce reductions, elimination of certain products and product lines, and exit from certain markets. As a result of these initiatives, the Company reduced its workforce by 69 employees (26%) on November 6, 2000. Accordingly, a $0.4 million reserve was established during the fourth quarter of 2000 to cover the severance costs and other expenses associated with this workforce reduction, all of which was paid by March 31, 2001. In addition, the Company further reduced its staff by 24 employees on March 8, 2001. The Company was required to pay severance if these employees are not reinstated or otherwise employed within six months; this resulting severance liability at September 30, 2001 is approximately $14,000. Future implementation of any additional plan resulting from these initiatives may result in substantial up front costs and cash expenditures. The Company can provide no assurance that its liquidity and cash flows will be adequate to implement the necessary initiatives. In addition, the Company cannot guarantee that any executed initiative to reduce operating expenses will not have a material adverse effect on the Company's long-term business and financial condition.

    During the fourth quarter of 2000, the Company cancelled and reissued 366,000 stock options and, further, repriced, under similar terms, an additional 286,250 stock options to lower the exercise price of the options to the prevailing market value of the Company's common stock. Compensation charges may emerge for these repriced stock options to the extent that the market value of the Company's common stock appreciates over the new exercise price of $0.656 per share. Such compensation charges, to the extent incurred, would have an adverse upon the Company's future profitability, although such charge would not impact the Company's cash position or liquidity.

    The Company does not anticipate paying cash dividends in the foreseeable future.

    The Company's decline in revenues and the substantial losses incurred through December 31, 2000 have put additional strain on the Company's liquidity and cash position. As of September 30, 2001, the Company had unrestricted cash of $2.0 million and approximately $1.4 million available under its line of credit. Without additional funding sources, the Company estimates that it currently needs approximately $10 million in quarterly revenues to generate the cash necessary to finance its operations; however, this estimate is contingent upon the Company's ability to maintain current expense levels. This required revenue estimate was evidenced by the Company's operating results for the nine months ended September 30, 2001, during which period the Company's operating activities provided $2.5 million of cash on revenues of $30.0 million, and during which period the Company's cash balance increased by $0.6 million. The timing and occurrence of unexpected expenses could increase the estimated revenues necessary to finance operations. The Company continues to manage its cash position through a combination of expense reductions and, where possible, by acceleration of customer receivables. Although revenues, expenses, gross margins and overall cash management during the first three quarters of 2001 have met expectations, the Company can give no assurance that it will in the future generate adequate cash to support its operations. The failure of the Company to achieve its revenue, expense and other financial goals for the remainder of 2001 and beyond could have a significant adverse impact on the liquidity of the Company. Additionally, if the Company is unable to achieve it's forecasted performance, additional impairment losses on long-lived and intangible assets may emerge, and such impairment losses could have an adverse impact upon the Company's future profitability.

    The independent auditors' report relating to the audit of the Company's financial statements for the fiscal year ended December 31, 2000 included a paragraph expressing substantial doubt over the Company's ability to continue as a going concern. The Company's ability to continue as a going concern has been impacted by the losses the Company has incurred in recent years, the Company's current levels of available cash, and its recent pace of cash usage. This paragraph may have, to varying degrees, an adverse impact on the Company's relationships with its vendors, customers and potential partners.

    For a description of pending litigation that may affect the business, results of operations, and liquidity of the Company, see Note 8 of the Notes to Condensed Financial Statements.

Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company does not anticipate any material impact upon its financial statements as a result of implementing SFAS 141.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will continue to amortize goodwill through December 31, 2001 at a rate of approximately $60,000 per month. As of January 1, 2002, the Company will no longer amortize goodwill, in accordance with SFAS 142, at which time the Company will perform a fair value impairment test.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company does a significant amount of business in foreign countries. The Company sales in these foreign countries are denominated in United States dollars. Certain sales in foreign countries may be secured with irrevocable letters of credit.

    The Company has a line of credit with a regional bank, which carries a variable interest rate that changes based on fluctuations in certain time certificates of deposits issued by the lender.

PART II. OTHER INFORMATION

ITEMS 1. LEGAL PROCEEDINGS

    In July 2001, Arctic Slope Regional Corporation ("ASRC"), an authorized EFJohnson dealer, informed the Company that it considered EFJohnson in default of the parties' Dealership Agreement and the Company's warranty provided in association with the radio product sold to ASRC. ASRC has purchased approximately $520,000 of product from EFJohnson since 1999. Subsequently, ASRC has stated that it will pursue all available remedies against EFJohnson. The Company vigorously contests ASRC's allegations. However, the Company is unable to predict the likelihood of the outcome that may arise from the legal action.

ITEMS 2 - 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Shareholders on July 26, 2001:

    The director elected at the meeting was Thomas R. Thomsen. Mr. Thomsen received 14,375,437 votes for and 191,194 votes withheld. The other directors, whose terms of office continued after the meeting, were: Michael E. Jalbert; Massoud Safavi; Edward H. Bersoff; and Winston Wade.

    The proposal for ratification of the selection of KPMG LLP as the Company's independent accountant for 2001 was approved with 14,444,535 votes in favor, 91,038 votes against, and 31,058 votes abstaining.

ITEM 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    No exhibits are filed herewith.

  (b)
  Reports on Form 8-K:

    The Company filed a report on Form 8-K on October 18, 2001 concerning a Change in Registrant's Certifying Accountant.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCRYPT INTERNATIONAL, INC.
Date: November 13, 2001	By:	/s/ MASSOUD SAFAVI Massoud Safavi Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEMS 2 - 3.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE