Form 10-K
period 2001-12-31
TRANSCRYPT INTERNATIONAL INC
filed 2002-03-07
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, par value $0.01 per share
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on February 11, 2002, as reported in the Over the Counter Bulletin Board market was approximately $9,142,000. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding of the Registrant's Common Stock, as of February 11, 2002: 17,577,315.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2001 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

        Unless the context otherwise provides, all references in this Annual Report on Form 10-K to the "Company" include Transcrypt International, Inc. ("Transcrypt"), its predecessor entities, and its subsidiaries, including E.F. Johnson Company, on a combined basis, and all references to "EFJohnson" refer to E.F. Johnson Company.

        In addition to the historical information contained herein, certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, the results of the Company's product development efforts, future sales levels and customer confidence, the Company's future financial condition, liquidity and general business prospects, perceived opportunities in the marketplace for the Company's products and its products under development, and the Company's other business plans for the future. The actual outcomes of these matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" below.

General

        The Company is a manufacturer of wireless communications products and systems and information security products. Through EFJohnson, the Company designs, develops, manufactures and markets: (1) stationary land mobile radio ("LMR") transmitters/receivers (base stations or repeaters); and (2) mobile and portable radios. The Company sells its LMR products and systems mainly to two broad markets: (1) public safety and other governmental users and (2) commercial users.

        Through its Transcrypt Secure Technologies division, the Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR markets as an add-on security device for analog radios. At the beginning of 2001 the Company made a decision to exit the telephony security market as the increased deployment of digital or PCS systems by cellular service providers, resulted in a substantially reduced demand for add-on voice security devices for analog telephones.

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

Wireless Communications Industry

Overview

        The mobile wireless communications industry began in the mid-1930s when police departments began using LMR systems to enable immediate communication between headquarters and officers patrolling the community. Three factors contributed to LMR dispatch service expanding beyond its traditional police and fire applications to become an integral communications service for a variety of governmental and commercial enterprises. These factors were: 1) other public safety agencies and commercial enterprises recognized the benefit of immediate communications with their field personnel; (2) technological advances made LMR systems more affordable; and (3) increasing amounts of spectrum were allocated for LMR use. Today, in addition to dispatch-oriented LMR service, many other forms of mobile wireless communication technologies have emerged and are continuing to be developed to meet the varied communication needs of an increasingly mobile society. These include paging, wireless data, cellular telephone, and personal communication services.

Public Safety and Other Government Users Market

        Public safety and other government users include state and local agencies, such as law enforcement, fire and emergency medical personnel, and military and non-military federal governmental agencies. Many of these users operate LMR equipment which complies with specifications established by the Association of Public Safety Communications Officials International Inc. ("APCO"), while the remainder operate mostly conventional and non-APCO trunked LMR's. The most widely used APCO standard is the "APCO 16" recommendations, established in 1979, which includes specifications for 800 MHz transmission, analog voice modulation, and trunking functions for using the frequency spectrum. In 1988, EFJohnson entered the market for APCO 16 products with its Multi-Net® system. The industry recognized problems with the APCO 16 recommendations; the recommendations allowed proprietary systems which eliminated competition once the initial technology decision was made and severely hampered interoperability. As a result, three proprietary APCO 16 technologies evolved from the three major manufacturers (Motorola SmartNet®, General Electric EDACS®, and EFJohnson Multi-Net®), and APCO began efforts on a more comprehensive standard.

        In 1995, the APCO Advisory Board promulgated a new standard known as Project 25. Project 25 specifies features and signaling for narrow band digital voice and data with conventional and trunking modes of operation. The Telecommunications Industries Association (the "TIA") participated in the development of this suite of standards, following an industry-sanctioned process. With TIA's assistance, Project 25 was structured to specify all details of fundamental LMR communications to allow multi-source procurement and interoperability for the life of Project 25 systems. The Company has historically (and still does) provided significant support to both APCO and TIA, including serving as Chair or Vice Chair on many of the section and subsection working committees.

        Although public safety agencies are not currently required by the FCC or APCO to purchase Project 25 compliant LMR systems or otherwise adopt the Project 25 standard, the Company believes that Project 25 compatibility will be one of the key purchasing factors for public safety and other government LMR users. Furthermore, as LMR users upgrade their existing APCO 16 systems to comply with FCC-imposed bandwidth limitations, the Company expects that demand for Project 25 compliant LMR systems will increase, due in part to the fact that Project 25 systems can potentially be configured for compatibility with older APCO 16 mobile and portable radios, allowing early adopters of the Project 25 standard to purchase new equipment without replacing all of their subscriber radios. Additionally, the Company's Project 25 radios can be used on most Motorola APCO 16 systems using the SmartNet® protocol, which EFJohnson licensed from Motorola, as well as the Multi-Net® protocol developed by EFJohnson.

        The Project 25 standard has also been adopted by the U.S. Federal government, which specified a conversion to narrow band with Project 25 as the preferred solution, by the year 2005. Several agencies within Department of Interior, Department of Justice, and Department of Treasury have specified a Project 25 requirement for new LMR Equipment. The Company has positioned itself to participate in this conversion, with established product presence in Bureau of Land Management, Bureau of Indian Affairs, Civil Air Patrol, and with certification of product by Interior and Justice.

        To date the Project 25 market is developing slowly, which the Company believes is primarily due to the higher cost of Project 25 compliant system infrastructure and radios. The Company anticipates that, post September 11, 2001, development and implementation of Project 25 compliant systems will speed up as the nation places a higher emphasis on the need for interoperability between various local, state and federal governmental entities.

Commercial Systems Market

        Commercial users include large industrial and other private enterprises, such as utility, construction and oil companies, railroads and universities that require rapid communications among personnel spread out over relatively large geographic areas. The key considerations for commercial users are: one-to-many communications; wide area coverage; and reliability. Commercial users are customarily divided into three tiers: High, Mid and Low. High Tier users view radio communication as mission critical and are focused on reliability, coverage and features, with reduced emphasis on cost. Mid Tier users will trade off reliability and features for cost benefits. Low Tier users tend to view cost as a primary decision issue, settling for light duty, inexpensive equipment for radio communication needs.

        Many commercial LMR users purchase and operate entire systems for their own private use, procuring LMR systems directly from manufacturers or through local distributors that typically provide installation and maintenance services. Such private networks tend to be employed by Mid and High Tier users, where control of the system is preferred. As such, some Mid and High Tier commercial users have migrated to a virtually private network in which the local service provider creates and operates the system to meet the user's specific needs, then leases access to the system to the end user. Low Tier commercial users typically utilize specialized mobile radio ("SMR") operators such as Nextel Corp. and Centennial Communications to provide their radio communication needs. SMR operators build and lease private LMR systems on a for-profit basis. They sell airtime to end-users whose mobile communication needs can be served by renting or purchasing subscriber units as opposed to purchasing an entire system, or who are unable to obtain a FCC license to operate their own system. Traditionally, end-users of SMR services have included taxi fleets and smaller construction and delivery service companies. Currently, many SMR operators in the larger metropolitan markets, such as Nextel Corp., are also offering more consumer-oriented, cellular-like SMR services. In 2000, the Company decided to de-emphasize the SMR and Low Tier commercial segments, choosing, instead, to focus on the larger private commercial and industrial customers.

        There are two general types of LMR systems serving commercial users: conventional and trunked. Both operate on the specific frequency bands that the FCC has allocated for such types of systems. Conventional LMR systems use a single channel to transmit and receive information. All users have unrestricted access, and the user must monitor the system and wait until the channel is unoccupied. Trunked systems, including the Company's logic trunked radio ("LTR®"), LTR-Net®, and Multi-Net® products, combine multiple channels so that when a user begins transmitting, an unoccupied channel is automatically selected. Conventional LMR systems are relatively inefficient compared to trunked systems.

        The development of trunked LMR systems and the allocation of additional frequency spectrum in the 1970s triggered significant growth in LMR use for commercial applications. In recent years, technological developments by EFJohnson and others have enabled LMR systems to be "networked," involving multiple "sites" linked together through a switch to provide extended geographical coverage. In addition, many trunked subscriber units are capable of functioning as mobile telephones through interconnections to the public switched telephone network. With the creation of LTR-Net® in 1997, the Company has developed a networking system that is backward compatible to the standard LTR® protocol. LTR-Net® allows systems operators to link sites together and provide telephone interconnection, individual and group calling, electronic serial numbers and improved system security in an advanced commercially focused trunking system.

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

        Initially, all electronic communications were transmitted in analog format. Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio "carrier" wave. An analog transmission can be made secure by (1) "scrambling" or manipulating the original signal at the point of transmission and (2) reconstituting the original signal at the receiving end. By the late 1980s, accelerating use of wireless communications devices, such as LMR's and cellular telephones, resulted in increased demand for limited radio spectrum. In response to this demand, and enabled by the low-cost availability of digital signal processors ("DSP's"), electronics manufacturers developed spectrally efficient (i.e., low-bandwidth) digital communications devices. In digital communications, an analog signal is "digitized," or converted into a series of discrete information "bits" in the form of ones and zeroes prior to transmission. Digital transmissions can be made secure by a process known as "encryption," which involves (1) the use of a mathematical algorithm to rearrange the bit-stream prior to transmission and (2) a decoding algorithm to reconstitute the transmitted information back into its original form at the receiving end.

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

Land Mobile Radio Security Market

        One of the earliest applications of information security technology outside of the military was in protecting LMR voice communications. LMR's consist of hand-held and mobile (vehicle mounted) two-way radios. A typical LMR system consists of one or more base control stations networked with each other and with hand-held and/or mobile LMR's. As with all other major forms of wireless communications devices, LMR's transmit information in either analog or digital format, although there is an increasing migration to the digital format.

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

Public Safety and Other Government Users

        The Company serves public safety and other government users primarily with its APCO 16 Multi-Net® analog trunking system and Netelligent™ Project 25 digital product lines. The Company believes that its Multi-Net® system, which links together multiple sites for wide-area coverage using a proprietary architecture, is a high-quality, cost-effective alternative to comparable APCO 16 systems produced by other manufacturers. The Company's system offers many features specifically designed for public safety users, such as: (1) emergency queuing; (2) over 8,000 unique identification codes; (3) automatic subscriber identification; (4) five levels of priority access; (5) simulcast; and (6) a wide area system configuration. The Company provides a broad line of Multi-Net® products, including repeaters, radio network terminals, system management modules, dispatcher consoles, audio and data link and related accessories. EFJohnson Multi-Net® systems are sold both domestically and internationally. The Company's Netelligent™ Project 25 compliant analog/digital radios are compatible and interoperable with older analog radio systems, as well as with Motorola's proprietary analog APCO 16 trunking technology (SmartNet® and SmartZone®) and proprietary digital encryption algorithms. In August 1996, the Company introduced a hand held digital radio complying with the Project 25 "common air interface" standard, also featuring advanced core scrambling and digital encryption technologies. The Company's Project 25 radios contain, as standard features, voice scrambling and/or digital encryption technology. The Company believes that such backward compatibility with most of Motorola's APCO 16 trunking technology will provide early adopters of the Project 25 standard, such as the federal government and many public safety agencies, with the ability to purchase new equipment without replacing entire older systems. During 1999, the Company also introduced new products that operate in the analog mode on existing Motorola SmartNet® and SmartZone® trunking systems. The Company has continued to improve and enhance these products and believes these products, being lower cost than digital Project 25 radios, will continue to provide a competitive alternative for existing SmartNet® and SmartZone® customers.

Commercial Users

        The Company serves its commercial users primarily with its LTR-Net® and analog conventional LMR product lines. Management believes that niche markets continue to exist for analog trunked and conventional LMR products with value added technology, such as signaling protocols and scrambling technology.

        The LTR-Net® product line incorporates the EFJohnson LTR® trunking protocols and includes: (1) sub-audible signaling, which automatically selects a clear or unoccupied channel; (2) open architecture that is compatible with other analog products; and (3) transmission trunking which provides efficient use of the channels. LTR-Net® uses extended LTR® trunking protocol in a wide-area networked configuration, allowing linked communications over a much larger geographic area than a single trunked system while also providing a much needed array of user features and security functions. Since 1999, the Company has delivered a number of LTR-Net® systems, both domestically and internationally.

        Competition for domestic commercial users has been increasing. New 800 MHz frequencies are not available and existing channels are filling up; consolidation has taken place in the SMR marketplaces; and a large number of SMR systems have been converting from analog to digital, which has resulted in the increasing availability of used analog radios and repeaters in the marketplace. These factors have contributed to reduced market demand for new and existing products. Competitors have been reducing their prices and therefore putting pressure on the Company's prices and margins in this market. Due to the increased competition and the resulting profitability pressures, the Company has chosen to focus its efforts in other areas. Consequently, in November 2000 the Company announced the reduction of the number of product groupings offered, from 42 to 20, thereby eliminating many of its offerings to the Company's commercial customers. The Company had total sales to domestic commercial entities of $4.9 million in 2001, as compared to $12.4 million and $12.6 million in 2000 and 1999, respectively. While the Company continues to sell products to these customers, it is likely that there will be further reductions in revenues from this area in the future.

Information Security Products

Overview

        Transcrypt first entered the information security market in 1978 with simple, transistor-based add-on scrambling modules for use in analog LMR's using basic single-inversion scrambling techniques. Transcrypt marketed these products primarily to public safety agencies and international governments. Since that time, the Company has further developed and improved upon its core information security technologies, which have at various times been implemented into the Company's scrambler modules and other products within its major information security product families.

        The core technologies currently available to the Company for incorporation in its products include the following methods, which are listed in increasing order of sophistication of security technique: (1) frequency inversion (inverting or otherwise adjusting the phase of a signal based on a consistent method); (2) rolling code transmission (incrementally stepping codes); (3) hopping code transmission (changing broadcast frequencies multiple times per second based upon an algorithm); and (4) digital encryption (encoding a digital bit-stream based upon a mathematical encryption algorithm).

        As with all of the Company's information security products, the use of scrambling and encryption equipment is required on both the transmitting and receiving sides of communications in order to operate in secure mode. For example, in order to achieve secure LMR communications, it would be necessary for both the transmitting and receiving equipment, including hand-held, mobile devices and base stations, to be equipped with one of the Company's modules. However, all of the Company's products can be used in the clear, non-scrambled mode with equipment that does not contain a security device.

        The Company's current information security products are designed solely for the encryption of analog transmissions. Encryption of digital transmissions is done through software embedded in the radio ("embedded technology") rather than via an add-on module as is the case with analog transmissions. As the industry continues to move from analog to digital systems, the overall market for the Company's analog encryption products will decrease. Due to the much higher cost of digital products, the Company anticipates that the global demand for analog encryption will decrease at a fairly slow pace over the next few years. As such, the Company expects the industry shift to digital to have only a marginal impact upon the Company's information security product sales over the next year.

Land Mobile Radio Security

        The Company offers a variety of add-on LMR scrambling products featuring its core technologies at varying levels of security. Add-on scramblers are available in two packages: (1) a modular package consisting of a circuit board that is designed to be permanently soldered into existing circuitry; and (2) a socket package designed for installation in sockets with standard pin configurations which original equipment manufacturers ("OEM") may install.

        Products sold by the Company are compatible with sockets of OEM manufacturers, including ICOM America, Inc., Motorola, Kenwood, Tait, and Midland. The Company also produces modules that add signaling features to radios, including "man-down" (emergency signal broadcast if radio position becomes horizontal), "stun-kill" (disables lost or stolen radios remotely) and "over-the-air reprogramming" (changes encryption and scrambling codes remotely). In December 1997, the Company introduced an LMR encryption module for use as an add-on or in OEM equipment that uses the U.S. digital encryption standard known as "DES." This module uses the widely recognized DES algorithm for encoding transmissions.

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

Wireless Communications

        The Company continues to develop products in 2002, for expected shipment during the year. These include additions to its line of digital radios, which will continue to comply with the Project 25 standard and add features. The Company has undertaken the development of Project 25 infrastructure equipment, including Project 25 trunking infrastructure. The Company believes Project 25 trunking will be more widely implemented as costs come down and additional competitively priced equipment becomes available. In addition, the Company is analyzing the potential of applying standard Internet Protocol switching techniques for voice and data interconnectivity between wireless sites. To that end, the Company has submitted a Voice over Internet Protocol ("VoIP") fixed station interface for APCO/TIA standards consideration, and the Project 25 compliant infrastructure under development will include this interface. The Company is also in the process of developing an updated portable radio platform that is intended to provide performance, reliability, and an enhanced feature-set at a competitive price, and is anticipated to support Project 25 conventional and trunking, SmartNet® II/SmartZone®, and Multi-Net® protocols.

Information Security

        The LMR security products under development are new versions of the Company's SC20-DES module for deployment in different models of radios, including sockets in certain new model Motorola radios introduced from time to time in different regions of the world. The Company is developing new versions of its current analog product line to work with new DSP's, instead of traditional microprocessors. From time to time, the Company also has under development a number of custom security modules, including those incorporating custom encryption and scrambling algorithms.

        The Company is not presently developing any information security products for encryption of digital signals, although it may choose to do so in the future depending upon market opportunities. The Company also has no telephony security products under development at this time.

Customers

        Purchasers of the Company's wireless communications and information security products include public safety agencies and police forces, federal government agencies, foreign governments, the military, cellular service providers, LMR manufacturers and business and corporate users in finance, manufacturing and media/entertainment, among other industries. The Company's customers use information security products in a variety of situations involving differing security needs. For example, domestic and international police forces typically have a medium to high need for security, while military users, who are often faced with hostile and determined threats, typically have a very high need for security. Customers, in 2001, accounting for more than 10% of the Company's revenues, as a combination of both wireless communications and encryption products, were the State of South Dakota and Chester County of Pennsylvania, which respectively represented approximately 12% and 14% of 2001 sales. In 2000, Motorola represented approximately 17% of the Company's sales. No customer represented more than 10% of the Company's sales in 1999.

Sales and Marketing

Wireless Communications

        The Company's sales and marketing functions for LMR systems focus on the Americas, including the North American and Latin American markets. Distributors, agents, and manufacturer's representatives cover other international markets. For North American sales, the Company uses a direct sales force of account executives and sales managers who sell Company products primarily to: (1) state and local government markets; (2) Federal markets; and (3) larger dealers, distributors, and SMR operators. The Company also uses telemarketing personnel who sell primarily to smaller dealers and SMR operators. The Company's international sales are made through a specialized international direct sales force and by Company authorized dealer/distributors.

        Conventional LMR products are sold in North America primarily to independently owned and operated dealers, some of which are also SMR operators. The dealers typically carry other competitive product lines as well. These products are distributed internationally primarily through dealers and distributors. Many of the dealers also are authorized as service centers and provide installation, maintenance, repair and warranty service. The Company provides comprehensive dealer support, including cooperative advertising programs, advertising materials, sales and service training, and technical support.

        The majority of system sales of LMR products to both commercial and governmental purchasers involve soliciting and responding to requests for proposals ("RFP's"). The RFP process for system sales has a relatively long cycle time. The period from proposal requirements to contract award typically takes at least one year, and, depending on the size of the system, it can take multiple years to complete installation of the project. Public sector end-users issuing RFP's often require suppliers of LMR systems to supply a bond from an approved surety company at the time that the bid is submitted and at the time that the contract is awarded.

        A number of factors can limit the availability of such bonds, including the applicant's financial condition and operating results, the applicant's record for completing similar systems contracts in the past and the extent to which the applicant has bonds in place for other projects. During 1999, 2000 and 2001, the Company focused on the completion of systems contracts for certain EFJohnson projects begun prior to 1999. The Company substantially completed these systems as of December 31, 2001. As of December 31, 2001, no bonds have been drawn upon. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company's bonds could reduce the maximum amount of bond coverage available to the Company, or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. A reduction in the amount of bond coverage available to the Company or any restrictions imposed in connection with the issuance of bonds would adversely affect the Company's ability to bid on new system contracts in the future. During 2000, the Company negotiated an agreement with a bonding insurer that provides for up to $20 million in bonding capability at competitive terms. As a result of the Company's performance in 2000, the bonding insurer indicated that, until the Company's financial performance improves, future bonding arrangements must be partially supported by collateral, either with an irrevocable letter of credit or cash. Presently, the Company is attempting to negotiate a decrease in these collateral requirements. The Company's inability to either negotiate more favorable terms or to provide such collateral could adversely affect its ability to secure bonding arrangements.

        The Company's basic marketing strategy has been to increase market awareness and to convey the technical capabilities of its products. The wireless communication products marketing staff conducts promotions through a mix of print advertising, trade shows, direct mail campaigns, press releases and presentation material, and distribution of demonstration and loaner equipment. In addition, the Company uses similar marketing techniques, as well as a direct sales force, to market its services associated with the installation, upgrade, enhancement, and maintenance of comprehensive LMR systems.

Information Security

        The Company distributes its add-on information security products to both: (1) end-users in the LMR markets; and (2) distributors, such as LMR dealers, that resell these products to end-users. The Company sells its add-on products domestically through its sales managers, primarily to distributors and dealers, OEMs, and self-servicing end-users. The Company conducts international sales through its international sales managers, who focus on specific regions of the world outside of the United States. International sales are primarily made in conjunction with Company-authorized distributors, which typically provide a local contact and arranges for technical training in foreign countries. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—Business, political, regulatory, or economic changes in foreign countries in which the Company markets its products or services could adversely affect the Company's revenues."

        The Company's basic marketing strategy has been to increase market awareness and to convey the technical capabilities of its products. The marketing staff conducts promotions through a mix of print advertising, trade shows, direct mail campaigns, press releases and presentation material, and distribution of demonstration and loaner equipment.

Customer Service

        For the EFJohnson product line, the Company's customer service group provides after-sales service and support, including technical support through a toll-free telephone number, on-site technical personnel for repairs and applications issues, 24-hour turnaround for spare parts, and extensive product training. Product training includes classes and seminars available at both the customer's site and the Company's Waseca, Minnesota facility. Such training provides assistance to the end-user in the use, operation and application of LMR products and systems, and trains other end-users and dealers to perform network programming changes, preventive maintenance, and repair to products and systems. LMR products and systems are generally sold with a one-year warranty, which covers parts and labor in North America and parts internationally. Broader warranty and service coverage is provided in certain instances to private systems customers on a contractual basis, usually for an additional charge.

        For the Transcrypt Secure Technologies division product line, the Company provides toll-free telephone access for customers with technical or other problems. The Company will customize product training for its customers using a classroom approach or seminars at either or both the customer's site and the Company's Lincoln facility. The Company offers a standard warranty on all products, which covers parts and labor for a period of one year from purchase, with an extended warranty service option available at an additional cost. The Company installs, for a fee, all models of scrambler modules into customers' LMR's. Local radio dealers generally install scrambler modules, not installed by the Company. The Company documents installation instructions for its products in OEM devices and has developed these instructions for more than 2,500 OEM products, including almost all commercially available two-way radio models sold worldwide.

Motorola Relationship

        Motorola is a key manufacturer of electronic components used by the Company. These components include microprocessors and components used in most of the Company's scramblers and LMR's.

        The Company has obtained from Motorola a royalty-bearing, irrevocable, non-exclusive, worldwide license (the "IPR License") to manufacture products containing certain proprietary LMR and digital encryption technology. The Company believes this technology will be important to the success of certain of its existing and proposed Project 25 compliant LMR products. The IPR License includes rights to use Motorola's proprietary analog APCO 16 trunking technology (SmartNet®), Project 25 required products and certain Motorola digital encryption algorithms in the Company's LMR products. The digital encryption technology may also be incorporated into certain other information security products. In addition, EFJohnson, prior to its acquisition by the Company, obtained a license to certain proprietary technology from Motorola relating to the development of Project 25 compliant digital LMR's. This license covered infrastructure and other Project 25 technology. Subsequent to the acquisition, Motorola agreed to expand the coverage of Transcrypt's license to SmartNet® to cover EFJohnson's products.

        During 1999, the Company signed a Memorandum of Understanding with Motorola for the exploration of joint development projects and the license of EFJohnson technology. There are currently no significant joint development projects in process. During 2000, the Company signed a licensing agreement allowing Motorola the right to develop and sell mobile and portable radio products incorporating the EFJohnson developed LTR-Net® protocol.

        Besides the IPR License's benefit to the Company's Project 25 development efforts, the Company believes that sales of its Project 25 digital LMR products have been, and will continue in the foreseeable future to be, substantially dependent upon Motorola's dominant position as a market leader in the Project 25 marketplace. Motorola is the largest manufacturer of Project 25 compliant LMR products and has been the principal public supporter of the Project 25 digital transmission standard for the LMR market. Any reduction in such support could lead to reduced demand for Project 25 compliant LMR systems generally. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—Reduction in Motorola's provision of products, components or technology to the Company could harm the Company's business and operations."

Intellectual Property

        Transcrypt presently holds registered copyrights that cover software containing algorithms for frequency hopping, scrambling and signaling technologies for LMR and cellular telephony. Transcrypt has been granted 14 patents relating to high-end scrambling and encryption techniques and methods of integrating after-market devices, such as the Company's modules, into OEM products. Transcrypt also holds three registered trademarks related to the "Transcrypt" name and product names. In addition to the rights held by Transcrypt, EFJohnson currently holds or has been assigned at least 23 U.S. patents. These patents cover a broad range of technologies, including trunking protocols and a high-speed data interface for LMR communications. Furthermore, EFJohnson holds numerous registered trademarks related to the "EFJohnson" name and product names. In addition to copyright and patent laws, the Company relies on trade secret law and employee and third party non-disclosure agreements to protect its proprietary intellectual property rights.

Research and Development

        As of December 31, 2001, the Company had a staff of 55 engineers who work primarily in research and development. The Company organizes research and development efforts along its two main product lines: (1) wireless communications; and (2) information security. While engineering staffs will combine efforts when appropriate, the Company believes that this more focused environment will foster a more efficient approach to new product development.

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

Manufacturing

        The Company's manufacturing operation generally consists of the procurement of commercially available: (1) subassemblies, (2) parts, and (3) components, such as integrated circuits, printed circuit boards and plastic and metal parts, and their assembly into finished products. Vendors manufacture certain components and subassemblies in accordance with the Company's specific design criteria. The Company inspects components and subassemblies for mechanical and electrical compliance to its specifications in order to ensure high yield and quality.

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

Materials and Suppliers

Wireless Communications

        Certain components and subassemblies used in the Company's wireless communications products are presently available only from a single supplier or a limited group of suppliers. To date, the Company has been able to obtain adequate supplies of key components and subassemblies in a timely manner from existing sources. Currently, Motorola is the sole supplier of a number of the semiconductors used in certain of the Company's LMR products. With the exception of a temporary disruption in the aftermath of September 11, 2001, the Company, historically, has not experienced a disruption of Motorola's supply of this product. However, any long-term disruption or termination of Motorola's supply of this product would have a material adverse effect on the Company's operations.

        Many of the Company's newer analog LMR's for commercial users have been manufactured by Icom Japan ("ICOM") under contract by the Company. Products produced by ICOM have included mobile and hand-held portable radios that operate in both conventional and trunked mode. In general, the Company and ICOM have jointly developed new products produced by ICOM for the Company. Although historically the Company has not experienced a disruption in ICOM's ability to supply these products, disruption or termination would have a material adverse effect on the Company's ability to supply certain LMR's to its customers. ICOM generally requires that the Company supply a letter of credit before products are shipped to the Company. In addition to the Company's relationship with ICOM, the Company has developed, or is currently developing, products with Unimo of Korea (formerly Kukjae) and Tokyo Wireless of Japan for products available now or expected to be available for shipment during 2002. Should a long-term relationship continue with either or both of these firms, the Company can expect that relationship to be similar to its relationship with ICOM, particularly with respect to its ability to supply products to its customers.

        With respect to other electronic parts, components and subassemblies, the Company believes that alternative sources could be obtained to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components and subassemblies could impair customer relationships and could have an adverse effect on the Company's operating results. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—The Company's revenues and gross margins are dependent upon the timely and consistent delivery of components by third party suppliers."

Information Security

        The Company obtains most of its electronic parts and components for information security and radio products from one principal distributor, Arrow/Schwebber Electronics Group. The Company believes that concentrating its purchases through one principal distributor lowers procurement costs and enhances the ability to control the quality of these components and subassemblies. The distributor stores several months' supply of basic components, such as microprocessors, flash, and digital signaling processors, on-site at the Company's manufacturing location on a consignment basis, which reduces inventory maintenance costs. Additionally, the Company acquires from other manufacturers certain high-end subassemblies, such as radio frequency boards for use in certain complete LMR units that the Company manufactures. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—The Company's revenues and gross margins are dependent upon the timely and consistent delivery of components by third party suppliers."

Government Regulation and Export Controls

Wireless Communications

        The Company's stand alone wireless products are subject to regulation by the FCC under the Communications Act of 1934, as amended, and the FCC's rules and policies as well as the regulations of the telecommunications regulatory authority in each country where the Company sells its products. These regulations are in the form of general approval to sell products within a given country for operation in a given frequency band, one-time equipment certification, and, at times, local approval for installation. Additionally, the FCC and foreign regulatory authorities regulate the construction, operation, and acquisition of wireless communications systems, as well as certain aspects of the performance of mobile communications products. Many of these governmental regulations are highly technical and subject to change. The Company believes that it and its products are in material compliance with all governmental rules and policies in the jurisdictions where the Company sells its products.

        In the United States, all of the Company's wireless products are subject to FCC Part 15 rules on unlicensed spread spectrum operation. In those countries that have accepted certain worldwide standards, such as the FCC rulings or those from the European Telecommunications Standards Institute, the Company has not experienced significant regulatory issues in bringing its products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance. However, many developing countries, including certain markets in Asia, have not fully developed or have no frequency allocation, equipment certification or telecommunications regulatory standards.

        The majority of the systems operated by EFJohnson's customers must comply with the rules and regulations governing what has traditionally been characterized as "private radio" or private carrier communications systems. Licenses are issued to use frequencies on either a shared or exclusive basis, depending upon the frequency band in which the system operates. Some of the channels designated for exclusive use are employed on a for-profit basis; others are used to satisfy internal communications requirements. Most SMR systems in operation today use 800 MHz channels. Within the top 50 metropolitan markets, 900 MHz frequencies, licensed for exclusive use systems, have been made available to both SMR and non-SMR licensees. Additional channels designated for exclusive use were made available in the 220 MHz band for both commercial and non-commercial systems.

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

        The FCC is considering a number of regulatory changes that could affect the wireless communications industry and the Company's business. Therefore, the regulatory environment is inherently uncertain and changes in the regulatory structure and laws and regulations, both in the United States and internationally, can adversely affect the Company and its customers. Such changes could make existing or planned products of the Company obsolete or unusable in one or more markets, which could have a material adverse effect on the Company.

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

Information Security

        The Company's information security products have been subject to export restrictions administered by the Department of State and the Department of Commerce, which permit the export of encryption products only with the required level of export license. U.S. export laws also prohibit the export of encryption products to a number of specified hostile countries. Although to date the Company has been able to secure most required U.S. export licenses, including licenses for export to approximately 120 countries since 1978, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future or at all. Based on prior experience in securing export approvals, the Company believes that it maintains good relations with federal government agencies with jurisdiction over its products. Additionally, in certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported.

        Management cannot predict whether any new legislation regarding export controls will be enacted, what form such legislation will take or how any such legislation will impact international sales of the Company's products.

Competition

Wireless Communications

        In North America, Motorola, Kenwood, and M/A-Com are the leading providers of LMR equipment. The remainder of the LMR market is divided among a large number of suppliers who focus on particular segments of the market. The Company believes it is the third largest provider of public safety radio systems in North America. However, the Company's share of this market is small in comparison to sales by Motorola and M/A-Com. The Company competes in the wireless communications market on the basis of price, technology and the flexibility, support, and responsiveness provided by the Company and its dealers.

        Certain of the Company's competitors in wireless communications have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. In addition, many of the Company's competitors also possess entrenched market positions, other intellectual property rights and substantial technological capabilities. In the North American SMR market, the Company's competitors include Motorola, M/A-Com, Uniden America Corporation ("Uniden"), Kenwood U.S.A. Corp., ICOM America, Inc., Relm Corporation and Midland International Corp. The Company believes that cellular telephones and personal communication services devices provide, to some extent, the same functionality as SMR's and other LMR's and, as such, may compete with its products; this belief helped drive the Company's decision in 2000 to de-emphasize the Company's participation in Low Tier commercial and SMR markets.

        The Company believes that the international wireless communications market is fragmented, with Motorola, Kenwood, and M/A-Com the dominant competitors in the Americas. Kenwood and M/A-com do not offer Project 25 products.

        The Company believes that Motorola, Thales Communications and itself are the principal suppliers of Project 25 LMR products. Motorola supplies second generation mobiles, portables, and infrastructure on all frequency bands. Thales supplies only a first generation VHF portable. The Company supplies first generation portables and infrastructure, and second generation mobiles on all frequency bands. The Company invested in product development in 2001 to produce second generation portable and infrastructure products, with shipment anticipated in 2002. In December 2001, the Company demonstrated full interoperability of its second generation trunked mobile with Motorola's infrastructure. No other manufacturer has demonstrated this capability to date.

        Companies which have announced or are anticipated to announce future availability of Project 25 compliant products or digital LMR's include Kenwood, Westel, Datron, and Daniels Communications.

        Certain of the Company's competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer-standing relationships with customers than the Company. Competitors with greater financial resources are better able to engage in sustained price reductions in order to gain market share. Any period of sustained price reductions would have a material adverse effect on the Company's financial condition and results of operations. The Company cannot assure that it will be able to compete successfully in the future or that competitive pressures will not materially and adversely affect its financial condition and results of operations.

Information Security

        The markets for information security products are highly competitive. Significant competitive factors in these markets include product quality and performance, including: (1) the effectiveness of security features, (2) the quality of the resulting voice or data signal, (3) the development of new products and features, (4) price, (5) name recognition and (6) the quality and experience of sales, marketing and service personnel. A number of companies currently offer add-on scramblers for LMR's that compete with the Company's add-on information security products, including Selectone Corp., Midian Electronics Inc., and MX-COM Inc. Also, Motorola and M/A-Com offer high-end, proprietary digital encryption for their LMR products.

Backlog

        The Company presently ships a small amount of information security products against backlog, due to the typically short manufacturing cycle of these products. Because of generally longer manufacturing cycle times required for the production of complete wireless communication products, the Company's backlog for wireless communication products has been larger than for its security products. At December 31, 2001, the Company had a total backlog of approximately $7.7 million, substantially related to EFJohnson sales. However, the Company does not believe that its backlog figures are indicative of actual sales of products in future periods.

Employees

        At December 31, 2001, the Company had 215 full-time equivalent employees, including 44 at its Lincoln, Nebraska facility, 160 at its Waseca, Minnesota facility, and 12 field sales people, sales managers or staff located in the sales territories in which they serve. The Company also uses temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of the Company's employees are covered by a collective bargaining agreement.

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

If the Company does not continue to implement its strategic plan, it will adversely affect the Company's operations, cash flows, and financial condition.

        In response to the substantial losses incurred in each of the three years prior to 2001, the Company implemented a plan which included significant transitions in product strategy and reductions in operating expenses. The extent to which the Company continues to successfully implement its plan to exit low margin products and markets and expand sales in higher margin products and markets will significantly impact the Company's future operations and cash flows. The Company's failure to achieve its future revenue and profitability goals, and other factors beyond the Company's control, could result in losses, liquidity problems, additional impairment charges, and possible insolvency.

Without a revolving credit facility, a substantial decline in revenues or gross margins or a material increase in costs or expenses would severely strain the Company's liquidity position.

        Subsequent to December 31, 2001, the Company elected to pay off and terminate its revolving line of credit facility. Management believed that the facility, as structured, did not provide the operational flexibility required to effectively assist the Company in the event of a substantial decline in revenues or other occurrence adversely affecting the Company's operations. Although the Company is presently seeking a new revolving credit facility, there can be no assurance that the Company will be successful in obtaining such a facility or what will be the terms of any such facility. Without such a revolving credit facility, a substantial decline in revenues or gross margins or a material increase in costs or expenses would severely strain the Company's liquidity position.

A reduction in Motorola's provision of products, components, or technology to the Company could harm the Company's business and operations.

        The Company is dependent on continuing access to certain Motorola products, electrical components and proprietary intellectual property. Although the Company believes that its relationship with Motorola is good, the Company cannot assure that Motorola will continue to supply products, electrical components and proprietary intellectual property to the Company on the scale or at the price that it now does. In addition, Motorola's perception of the Company as a competitor could impact Motorola's continued willingness to do business with the Company. Although the Company has certain contractual relationships with Motorola as a customer, most of these agreements are subject to termination in certain circumstances and expire by their terms within one to ten years. Any reduction of the Company's contractual relations with Motorola or a decision by Motorola to reduce or eliminate the provision of products, components and technology to the Company could harm the Company's business and operations.

The Company's inability to borrow funds severely restricts the Company's growth opportunities.

        Without additional funding sources, the Company's ability to grow, either internally or through acquisition, is severely restricted. Presently, the Company's rate of growth is limited to the extent that current operations can generate the cash necessary to finance such growth. Although the Company is presently seeking a new revolving credit facility, there can be no assurance that such efforts will be successful or that any such borrowing availability, combined with operational cash flow, would be sufficient to permit the Company to expand its operations from its present levels.

An unfavorable outcome in pending litigation could adversely affect the Company's cash flow, financial condition and results of operations.

        On or about June 8, 2001, Electronic Engineering Company ("EEC") filed a complaint in the Iowa District Court of Polk County, against EFJohnson. Plaintiff alleges that EFJohnson engaged in wrongful activities in connection with a transaction for the installation of an EFJohnson 900-megahertz trunked radio system. The Plaintiff's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of fitness for a particular purpose, fraud, and misrepresentation. Plaintiff seeks compensatory damages of approximately $2.8 million, attorneys' fees and costs, and punitive damages in an unspecified amount. The case has been removed to United States District Court for the Southern District of Iowa, and the petition has been amended to include Transcrypt as a defendant. The Company vigorously contests these allegations. However, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this legal action.

        On or about February 5, 2001, ASRC Communication ("ASRC") filed a complaint in United States District Circuit Court of Alaska, against EFJohnson. ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC. ASRC purchased approximately $0.5 million of products from EFJohnson since 1999. ASRC's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the racketeer influenced and corrupt organizations act. Plaintiff seeks compensatory damages in excess of $0.5 million, attorneys' fees and costs, and punitive damages in an unspecified amount. The Company vigorously contests ASRC's allegations. However, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this legal action.

The Company's inability to secure satisfactory bonding arrangements would adversely affect revenues.

        In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2002, have a total undrawn balance of $2.1 million as of December 31, 2001. Bonds, which expire on various dates, totaled $10.4 million at December 31, 2001. As of that date, no bonds have been drawn upon. During 2000, the Company negotiated an agreement with a bonding insurer that provides for up to $20 million in bonding capability at competitive terms. As a result of the Company's performance in 2000, the bonding insurer indicated that, until the Company's financial performance improves, future bonding arrangements must be partially supported by collateral, either with an irrevocable letter of credit or cash. Presently, the Company is attempting to negotiate a decrease in these collateral requirements. The Company's inability to either negotiate more favorable terms or to provide such collateral could adversely affect its ability to secure bonding arrangements. The Company's inability to secure bonding arrangements when needed would adversely affect the Company's ability to be awarded new systems installation contracts, which would adversely affect its revenues.

The Company's operating results historically fluctuate from period to period.

        The Company's operating results may fluctuate from period to period due to a number of factors. These factors include the timing of customer orders, the timing of the introduction of new products, the timing and mix of product sales, general economic conditions, and specific economic conditions in the information security and wireless communications industries. These factors make it difficult to utilize the Company's quarterly results as a predictor of future operations. Historically, more than half of each quarter's revenues result from orders booked and shipped during the third month of a quarter, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on expected revenue, a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, transit interruptions, overall economic conditions, or natural disasters.

The Company faces competitive pressures that could adversely affect revenues, gross margins, and profitability.

        The wireless communications and information security equipment industries, and the LMR market segment in particular, are highly competitive. Competition in the sale of stand-alone and digital products is more intense than for add-on and analog products. In addition, other wireless communication technologies, including cellular telephone, paging, SMR, satellite communications and PCS currently compete and are expected to compete in the future with certain of the Company's stand- alone products. Furthermore, other manufacturers have announced or are anticipated to announce the availability of APCO Project 25 compliant products or digital land mobile radios.

        Motorola, Kenwood, and M/A-Com hold dominant positions in the market for wireless communication products, and, in North America, are the leading providers of LMR equipment. While the Company believes that it is the third-largest supplier in the North American specialized LMR equipment market, the Company's share of this market is relatively small in comparison to Motorola and M/A-Com. In addition, these competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company, and have entrenched market positions in certain segments of the North American LMR market. Finally, certain of the Company's competitors, including Motorola and M/A-Com, have established trade names, trademarks, patents and other intellectual property rights and substantial technological capabilities. These advantages allow such competitors to: respond more quickly to new or emerging technologies; manage more extensive research and development programs; undertake more far-reaching marketing campaigns; engage in more aggressive merger and acquisition strategies; and adopt more aggressive pricing policies. Accordingly, the Company cannot assure that: (1) it will be able to continue to compete effectively in its markets; (2) competition will not intensify; or (3) future competition will not have a material adverse effect on the Company's revenues, gross margins, or profitability. In addition, the Company cannot assure that new competitors will not begin to compete in the markets for the Company's products.

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

If the Company does not effectively manage the transition from analog to digital products, its revenues would be adversely affected.

        The LMR and cellular telephone markets are migrating from analog to digital equipment. This migration is primarily due to bandwidth capacity constraints, availability of additional features, and the perception that digital transmissions are more secure than analog transmissions. As a result, the Company is seeking to upgrade many of EFJohnson's LMR products to be compatible with digital LMR communications standards, including APCO Project 25. However, the Company cannot assure that it will be able to effect this transition on a timely basis or that its digital products will compete successfully in the LMR marketplace. The failure of its products to compete successfully in the marketplace would have a material adverse effect on the Company's revenues. Furthermore, the transition from analog to digital communications is resulting in, and in the future is likely to continue to result in, a decrease in demand for the Company's add-on security devices.

The Company's sales to foreign customers are subject to various export regulations; and the inability to obtain, or the delay in obtaining, any required export approvals would harm revenues.

        The Company's sales to foreign customers are subject to export regulations. Sales of many of the Company's encryption products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Company cannot assure that such approvals will be available to it or its products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. The Company's inability to obtain, or a delay in obtaining, required export approvals would harm the Company's international sales. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international market. The Company cannot predict the impact of these factors on the international market for its products.

The Company's future success will depend upon its ability and the resources available to respond to the rapidly evolving technology and customer requirements in the markets in which the Company operates.

        The wireless communications and information security markets, in which the Company competes, are rapidly evolving and can be expected to further evolve in the future as a result of changing technology, industry standards and customer requirements. The Company's ability to compete effectively will depend upon its ability to anticipate and react to these changes in a timely manner. The Company may not have, either currently or in the future, adequate capital or human resources to respond to these changes.

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

Business, political, regulatory, or economic changes in foreign countries in which the Company markets its products or services could adversely affect the Company's revenues.

        In 2001, 2000 and 1999, international sales constituted approximately 22%, 17% and 23% of revenues, respectively. International sales are subject to a number of risks not found in domestic sales. These risks include: (1) unexpected changes in regulatory requirements; (2) tariffs and other trade barriers; (3) political and economic instability in foreign markets; (4) difficulties in establishing foreign distribution channels; (5) longer payment cycles; (6) uncertainty in the collection of accounts receivable;

(7) increased costs associated with maintaining international marketing efforts; and (8) difficulties in protecting intellectual property. While substantially all international sales are supported by letters of credit, the purchase of Company products by international customers presents increased risks of, among other things, delayed or reduced collection of revenues. Although all of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may also affect the price, competitiveness and profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for the Company.

The Company's sales are substantially concentrated in public sector markets that inherently possess additional risks that could harm revenues and gross margins.

        A significant portion of the Company's revenue is derived from sales to the federal, state and local governments, both directly or through system integrators and other resellers. Sales to these governmental entities present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns, changes in governmental personnel, political factors, and the government's reservation of the right to cancel contracts for its convenience. The RFP bidding cycle and contract award stage can take six months to two years before a contract is awarded and the governmental customers funding process for these systems can delay the bidding cycle as well. The Company's wireless communication segment's sales to domestic public safety entities accounted for approximately 53% and 36% of the Company's total sales in 2001 and 2000, respectively. Because an unknown amount of governmental entities purchase the Company's information security products through dealers, the Company cannot definitively determine the percentage of such products that are ultimately sold to governmental agencies; however, management believes domestic and international governments are, clearly, the end-users of most of the Company's security information products. The Company expects that sales to governmental entities will increasingly be subject to competitive bidding requirements; this intensified competition can be expected to result in lower prices, longer sales cycles, and lower margins.

The Company's future success is dependent upon its ability to motivate and maintain key personnel.

        The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly skilled engineering, technical, managerial and marketing personnel. Competition for such personnel is intense, and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. The Company currently has openings for engineers and other personnel, and it cannot assure that it will be successful in attracting, motivating or retaining such personnel.

The Company's revenues and gross margins are dependent upon the timely and consistent delivery of components by third party suppliers.

        Most of the Company's current and proposed products require essential electronic components supplied by outside vendors. Certain components may be available from only one supplier and may occasionally be in short supply. For example, in 1998 and 1999, Motorola and other manufacturers discontinued certain RF semiconductors and RF power modules. Also, in the aftermath of September 11, 2001, the Company experienced a temporary disruption in its vendor supply chain. Any significant delay in the Company's ability to obtain key components could result in lost sales, the need to maintain excessive inventory levels, higher component costs, or the need to redesign certain affected electronic sub-assemblies. In addition, the Company's dependence on limited and sole source suppliers of components involves additional risks of inadequate supply, late deliveries, and poor component quality. Significant lead time and costs may be required to secure secondary sources for key components. Any material disruption in the supply of essential components would increase the cost of producing the Company's products and would have a material adverse effect on the Company's ability to meet the demand for its products.

Unforeseen environmental costs could adversely impact the Company's profitability.

        The Company is subject to various federal, state and local environmental statutes, ordinances and regulations relating to the use, storage, handling and disposal of certain toxic, volatile or otherwise hazardous substances and wastes used or generated in the manufacturing and assembly of the Company's products. Under these laws, the Company may become liable for the costs of removal or remediation of certain hazardous substances or wastes that have been or are being released at the Company's facilities, or have been or are being disposed of offsite as wastes. Such laws may impose liability without regard as to whether the Company knew of, or caused, the release of such hazardous substances or wastes.

        During 1999, the Company completed the sale of its facility in Waseca, Minnesota. As a part of that sale, the Company agreed to pay for the cost of the initial testing for potential contaminants, as well as for subsequent monitoring of the site, if warranted. The Company has set up a reserve of $80,000 to cover the cost of the testing and monitoring. While the Company feels that this amount is adequate to cover any potential liability associated with this issue, there is no guarantee that it will fully cover all costs and liabilities that may arise in the future.

        The Company cannot assure that any environmental assessments the Company has undertaken with respect to its facilities have revealed all potential environmental liabilities, that any prior owner or operator of the Company's properties did not create any material environmental condition not known to the Company, or that an environmental condition that could result in penalties, expenses, or liability to the Company does not otherwise exist in any one or more of the Company's facilities. In addition, the amount of hazardous substances or wastes produced or generated by the Company may increase in the future depending on changes in the Company's operations. Any failure by the Company to comply with present or future environmental laws could subject it to the imposition of substantial fines, suspension of production, alteration of manufacturing processes, or cessation of operations, any of which could have a material adverse effect on the Company. Compliance with such environmental laws could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Furthermore, the presence of hazardous substances on a property or at certain offsite locations could result in the Company incurring substantial liabilities as a result of a claim by a private third-party for personal injury or a claim by an adjacent property owner for property damage. The imposition of any of the foregoing liabilities could materially adversely affect the Company.

The Company's revenues are dependent upon the Company's continued ability to enforce or license intellectual property rights.

        The Company currently holds a number of domestic and international patents and has on file applications for additional patents. Although the Company assesses the advisability of patenting any technological development, in the information security area, the Company has historically relied on copyright and trade secret law, as well as employee and third-party non-disclosure agreements, to protect its proprietary intellectual property and rights. The protection afforded by such means may not be as complete as patent protection. In addition, the laws of some countries do not protect trade secrets. There are limitations on the availability of patent protection as a means to protect the Company's products. Even when patent protection can be obtained, there are often limitations on the enforceability of such patent rights. The Company's inability to preserve all of its proprietary intellectual property and rights could have a material adverse effect on the Company.

        In addition, much of the Company's business and many of its products rely on key technologies developed by third parties, and the Company may not be able to obtain or renew licenses or technologies from these third parties on reasonable terms or at all. Further, third parties may claim that the Company is infringing on their intellectual property rights. Even if the Company does not believe that its products are infringing on third parties' intellectual property rights, the claims can be time consuming and costly to defend and could, thereby, divert management's attention and resources away from the Company's business.

Terrorist acts and acts of war may adversely affect the Company's business, its revenues, costs of operations, or overall financial condition.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to the Company, its employees, suppliers, distributors and resellers, or customers, which could significantly impact the Company's revenues, costs of operations, or financial condition. The terrorist attacks that took place in the United States on September 11, 2001 created many economic and political uncertainties. The long-term effects on the Company of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could adversely affect the business and results of operations of the Company in ways that cannot presently be predicted.

The Company's failure to comply with or changes in governmental regulation could adversely affect the Company's business and operations.

        The Company's wireless communications and encryption products are subject to regulation by domestic and foreign laws and international treaties. In particular, the Company's LMR products are regulated by the Federal Communications Commission. The Company believes itself to be in substantial compliance with all applicable regulations governing its products and operations. However, the regulatory environment is uncertain. Changes in the regulatory structure, laws or regulations could adversely affect the Company and / or its customers. Such changes could make the Company's existing or planned products obsolete or not sellable in one or more markets, which could have a material adverse effect on the Company. Further, the Company's failure to comply in the future with applicable regulations could result in penalties on the Company, such as fines, operational restrictions, or a temporary or permanent closure of the Company's facilities.

ITEM 2. PROPERTIES

        The Company occupies a portion of a 76,500 square foot multi-story administrative and manufacturing facility located at 4800 NW 1st Street, Suite 100, Lincoln, Nebraska, 68521, which is located in the University of Nebraska Technology Park. The Company sold this facility and approximately 10 acres of surrounding land during August 1999 for approximately $5.2 million. In conjunction with the sale, the Company leased approximately 23,000 square feet of the facility for five years, and for which the Company will pay approximately $260,000 during 2002.

        On January 28, 1998, the Company purchased the 250,000 square-foot manufacturing facility located on a 20-acre site in Waseca, Minnesota. During December 1999, the Company sold the Waseca facility for approximately $2.7 million. In conjunction with the sale, the Company leased back 136,000 square feet of the facility for five years, and for which the Company will pay approximately $830,000 during 2002.

        The Company also leases additional sales and service facilities in Miami, Florida, and Washington, D.C.

ITEM 3. LEGAL PROCEEDINGS

        On or about June 8, 2001, Electronic Engineering Company ("EEC") filed a complaint in the Iowa District Court of Polk County, against EFJohnson. Plaintiff alleges that EFJohnson engaged in wrongful activities in connection with a transaction for the installation of an EFJohnson 900-megahertz trunked radio system. The Plaintiff's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of fitness for a particular purpose, fraud, and misrepresentation. Plaintiff seeks compensatory damages of approximately $2.8 million, attorneys' fees and costs, and punitive damages in an unspecified amount. The case has been removed to United States District Court for the Southern District of Iowa and the petition has been amended to include Transcrypt as a defendant. The Company vigorously contests these allegations. However, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this legal action.

        On or about February 5, 2001, ASRC Communication ("ASRC") filed a complaint in United States District Circuit Court of Alaska, against EFJohnson. ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC. ASRC purchased approximately $0.5 million of products from EFJohnson since 1999. ASRC's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the racketeer influenced and corrupt organizations act. Plaintiff seeks compensatory damages in excess of $0.5 million, attorneys' fees and costs, and punitive damages in an unspecified amount. The Company vigorously contests ASRC's allegations. However, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this legal action.

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

        No matters were submitted to the stockholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades on the Over the Counter ("OTC") Bulletin Board under the symbol "TRII." It has traded on the OTC Bulletin Board since August 1998, following the delisting of the Common Stock from the NASDAQ Stock Market in May 1998.

        The following table sets forth, in the periods indicated, the high and low sales prices per share of the Common Stock, as reported by the OTC Bulletin Board for the periods presented. As of December 31, 2001, the Company had approximately 2,200 shareholders of record.

	High	Low
2000
First Quarter	$7.00	$2.88
Second Quarter	$4.00	$1.88
Third Quarter	$2.81	$1.25
Fourth Quarter	$1.44	$0.22
2001
First Quarter	$0.88	$0.16
Second Quarter	$0.39	$0.17
Third Quarter	$0.70	$0.16
Fourth Quarter	$0.72	$0.43

        The last sale price of the Common Stock on December 31, 2001, as reported in the OTC Bulletin Board, was $0.52.

Dividends

        The Company has never paid and has no present intention of paying cash dividends on its Common Stock. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data of the Company is qualified by reference to, and should be read together with the Consolidated Financial Statements, with related notes and the independent auditors' reports thereon, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2001, 2000 and 1999 and the Consolidated Balance Sheet data as of December 31, 2001 and 2000 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 1998 and 1997 and the Consolidated Balance Sheet data as of December 31, 1999, 1998, and 1997 are derived from financial statements not included herein. In 1998, the Company restated its previously released results for the year ended December 31, 1997.

	Year Ended December 31,
	1997(7)	1998	1999	2000	2001
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$40,423	$62,041	$53,520	$42,192	$44,168
Cost of sales	26,106	44,905	36,059	34,063	26,928

Gross profit	14,317	17,136	17,461	8,129	17,240

Operating expenses:
Research and development	4,469	8,812	5,724	5,763	4,972
Sales and marketing	7,031	11,476	8,282	6,813	4,775
General and administrative(1)	4,711	12,529	9,601	10,196	7,332
In-process research and development costs(2)	9,828	—	—	—	1,230
Restructuring charge(3)	—	1,230	523	358	—
Provision for litigation settlement(4)	—	10,000	(2,221)	(924)	—

Total operating expenses	26,039	44,047	21,909	22,206	17,079

Income (loss) from operations	(11,722)	(26,911)	(4,448)	(14,077)	161
Interest income, net of interest expense	231	655	386	292	20
Other income, net of other expenses	18	46	235	775	363
Income tax expense (benefit)(5)	(524)	(3,916)	—	12,376	—

Net income (loss)	$(10,949)	$(22,294)	$(3,827)	$(25,386)	$544

Net income (loss) per share(6)—Basic and Diluted	$(1.09)	$(1.72)	$(0.30)	$(1.88)	$0.03

Weighted average common shares—Basic and Diluted(6)	10,056,690	12,946,624	12,947,795	13,511,489	16,617,426

Consolidated Balance Sheet Data:
Working capital	$44,836	$17,426	$26,793	$16,091	$18,645
Total assets	$106,694	$87,212	$85,521	$46,994	$44,120
Long-term debt and capitalized lease obligations, net of current portion	$2,758	$6	$197	$19	$—
Stockholders' equity	$75,390	$53,096	$49,286	$25,770	$30,594

(1)
Includes amortization and impairment charges for intangible assets. Commencing in August 1997, amortization of intangible assets related to the acquisition of EFJohnson began; in 2000, the Company recorded an impairment charge of $2.3 million related to the acquired work force, customer base, and trade name.
(2)
Represents a non-recurring, non-cash expense of $9.8 million due to the write-off of purchased in-process research and development costs associated with the acquisition of EFJohnson.
(3)
Represents a charge for reductions in workforce taken in the third quarter of 1998, the second quarter of 1999, and the fourth quarter of 2000.
(4)
Represents a special provision taken in the fourth quarter of 1998 for potential class action litigation settlement and the reversals of a portion of that reserve in the second quarter of 1999 and the second and fourth quarters of 2000.
(5)
Includes a $12,376 increase in the valuation allowance for Deferred Tax Assets during the fourth quarter of 2000.
(6)
See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute net income (loss) per share.
(7)
Statement of Operations Data reflects the operations of EFJohnson since the date of its acquisition on July 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may involve risks and uncertainties. The Company's actual results may differ significantly from those discussed herein. Factors that might cause such differences include, but are not limited to, those discussed under "ITEM 1. BUSINESS—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price." The following discussion should be read together with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

        The Company is a manufacturer of wireless communications products and systems and information security products. Through EFJohnson, the Company designs, develops, manufactures, and markets: (1) stationary LMR transmitters/receivers (base stations or repeaters); (2) mobile and portable radios; and (3) LMR communications systems. The Company sells its LMR products and systems mainly to two broad markets: (1) public safety and other governmental users; and (2) commercial users. Through its Transcrypt Secure Technologies division, the Company designs and manufactures information security products that prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR security markets.

        The Company incurred substantial losses in each of the three fiscal years prior to 2001, during which period the Company's operating expenses were out of line with the Company's revenues. The Company's plan to restore growth and profitability included significant transitions in product strategy and reduction in operating expenses. The Company's product strategy has been to exit certain lower margin product lines and to focus EFJohnson's resources on the Multi-Net®, SmartNet®/SmartZone®, APCO 25 and LTR-Net® product lines. This product strategy entailed an exit from the Low Tier commercial market, with an emphasis on the public safety market, thereby allowing the Company to focus its resources on the markets and products which the Company believes have the most potential for sustained profitability. The Company plans to continue this product strategy in 2002. The Company also initiated programs to reduce operating expenses in order to keep costs in line with revenues. These initiatives included workforce reductions in the third quarter of 1998, the fourth quarter of 2000, and the first quarter of 2001. These initiatives resulted in a reduction in the minimum level of revenues necessary to support the organization. The amount of revenues required to provide adequate cash flow to support the Company depends in part upon the mix of products and services sold by the Company. The Company recognized net income of $0.5 million and provided cash from operation of $3.9 million for the year ended December 31, 2001.

        The extent to which the Company continues to successfully implement its plan to exit low margin products and markets and expand sales in higher margin products and markets will have a significant impact on the Company's future operations and cash flows. Although the Company was successful in the formulation and implementation of such plans in 2001, the Company cannot guarantee that these strategies will continue to allow the Company to remain profitable in the future. Management anticipates that the Company will be able to achieve a sufficient level of revenues in the future to continue operations. However, the Company's failure to achieve its future revenue and profitability goals, and other factors beyond the Company's control, could result in losses, liquidity problems, additional impairment charges, and possible insolvency.

Results of Operations

        The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated.

	Year Ended December 31,
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of sales	67.4%	80.7%	61.0%

Gross profit	32.6%	19.3%	39.0%

Operating expenses:
Research and development	10.7%	13.7%	11.3%
Sales and marketing	15.5%	16.1%	10.8%
General and administrative	17.9%	24.2%	16.6%
Restructuring charge	1.0%	0.8%	—
Provision for litigation settlement	(4.2)%	(2.2)%	—

Total operating expenses	40.9%	52.6%	38.7%

Income (loss) from operations	(8.3)%	(33.4)%	0.3%
Interest income (expense), net	0.7%	0.7%	—
Other income	0.4%	1.8%	0.9%
Income tax expense	—	29.3%	—

Net income (loss)	(7.2)%	(60.2)%	1.2%

Revenues

        If collection is reasonably assured, revenues are recognized when product is shipped, less an estimate for an allowance for returns or doubtful accounts, if applicable. For shipments where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, such as a reseller of product selling the product to the end user, the Company recognizes revenue when the contingency lapses, generally upon cash collection.

        System sales under long-term contracts are accounted for using the percentage of completion method. Under this method, revenues are recognized as work on a contract progresses. The recognized revenue is that percentage of estimated total revenue that incurred costs to date bears to estimated total costs to complete the contract. Revisions in cost and profit estimates are made when conditions requiring such revisions become known. Anticipated losses on contracts are recognized as soon as such losses are determined to be probable and can be reasonably estimated.

        Deferred revenue includes unearned warranty fees on extended product warranty contracts sold to customers. The Company recognizes the fees based on the expected warranty repairs to be incurred over the life of the contract, generally on a straight-line basis.

        Revenues increased by 5% in 2001, to $44.2 million, as compared to $42.2 million in 2000. Of the total revenues for 2001, the wireless communication segment revenues comprised $38.4 million, or 87%, and the information security segment revenues comprised $5.8 million, or 13%.

        The increase in wireless communication revenues to $38.4 million in 2001, versus $36.1 million in 2000, was primarily the result of the Company focusing its efforts on the public safety sector and governmental user segment of the market, as well as improvement in its respective LMR products. The Company's SmartNet®/SmartZone® product offerings, in particular, became a more significant part of the Company's revenue mix in the third and fourth quarters of 2001, and the Company's sales to Federal governmental users also significantly increased in the fourth quarter of 2001. These increases offset the substantial decrease in commercial and OEM manufacturing sales, from $12.4 million in 2000 to $4.9 million in 2001. Management expects that sales of products typically sold to commercial users will continue to decline in both the short and long term. However, management anticipates increasing revenues from sales of its digital and Project 25 products, its SmartNet®/SmartZone® product lines, and from system expansion contracts.

        The decrease in information security revenues to $5.8 million in 2001 from $6.1 million in 2000 was a result of decreased market demand for analog encryption products. In 2001, the Company exited from the telephony security market due to the increased deployment of digital cellular services. Revenues derived from the Company's telephony security products were $0.2 million in 2001, as compared to $0.7 million in 2000, and $0.9 million in 1999. As the LMR market continues to move towards digital product, there will also continue to be a decreased demand for analog encryption radio products. The Company intends to offset this trend with an increased marketing effort, especially in those parts of the world where any movement to digital LMR products is expected to be delayed for several years. The Company does not anticipate any material decline in its information security revenues in 2002.

        Revenues declined by 21% to $42.2 million in 2000 from $53.5 million in 1999. Of total revenues for 2000, the wireless communication segment comprised 86%, and the information security segment comprised 14%. This decline in revenues was primarily the result of several factors. First, there were delays in the closure of several large systems installation contracts at EFJohnson upon which management chose to focus its efforts completing during 2000. These delays resulted in a reduction in the opportunity to bid on and win contracts for systems expansion and upgrade contracts within the Company's installed base, as well as from sales of LMR products and services into previously installed systems. In addition to these delays, 1999 revenues included sales associated with customers' potential Y2K related issues that did not reoccur in 2000. The cumulative effect of the previously identified issues was a 39% reduction in associated revenues during 2000, as compared to 1999. Second, due to reduced demand for, and downward pricing pressure primarily on, its low cost wireless communication analog products typically sold to commercial users, the Company chose to reduce the number of products offered and its sales efforts relating to certain product lines. As a result, sales of these products during 2000 declined 30% from 1999 levels. Finally, the Company experienced delays in the receipt of orders in both the wireless communications and information security markets. These revenue reductions were partially offset by increased sales of its LMR products to Federal government users, as well as sales of the Company's SmartNet®/SmartZone® products.

        International sales were $9.7 million, or 22% of revenues, in 2001, as compared to $7.2 million, or 17% of revenues, in 2000, and $12.1 million, or 23% of revenues, in 1999. The Company experienced an 82% increase in revenues from the Central and Latin America regions in 2001 as compared to 2000. During 2000, revenues from this region decreased 35% as compared to 1999. In 1999, sales in the Central and Latin America regions substantially increased as a result of a significant system implementation contract in Brazil completed during the year. International sales from the Middle East and Asian regions were $3.3 million in 2001, as compared to $3.7 million in 2000, and $2.7 million in 1999. The Company anticipates that revenues derived from both the Latin American region and the Middle East and Asian regions will increase in 2002 as the Company focuses its international sales and marketing efforts on these areas, particularly seeking out systems installation contracts. The Company's sales to the European market were $1.5 million in 2001, $0.8 million in 2000, and $1.9 million in 1999.

Gross Profit

        Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty, and warranty product costs. Gross profit was $17.2 million (39% gross margin) in 2001, as compared to $8.1 million (19% gross margin) in 2000, and $17.5 million (33% gross margin) in 1999. Gross margins for the wireless communications segment were 35% in 2001, 10% in 2000, and 27% in 1999. Gross margins for the information security segment were 67% in 2001, 72% in 2000, and 64% in 1999.

        The increase in overall gross margins from 2000 to 2001 is the result of several factors: 1) the reduction of the Company's workforce in the fourth quarter of 2000 and the first quarter of 2001 eliminating approximately 30% of the Company's workforce; 2) the Company's decision in the fourth quarter of 2000 to exit certain low margin commercial products; 3) the Company's efforts to reduce manufacturing costs through outsourcing and other efficiencies; 4) the Company's focus in 2000 on the completion of several large systems installation contracts which, due to delays, had significantly reduced profit margins; and 5) the completion of these delayed system installation contracts allowed the Company in 2001 to focus on new market opportunities, particularly systems expansion and upgrade contracts.

        The decline in overall gross margins from 1999 to 2000 was the result of several factors. First, costs to complete certain systems installation contracts were higher than anticipated. Second, the reduction in revenues in 2000 created a situation where revenues were not sufficient to cover fixed and semi-variable costs. In the fourth quarter of 2000, management took steps to bring costs in line with anticipated revenues, such as reductions of the workforce, elimination of certain less profitable product lines, and exploration of manufacturing outsourcing opportunities. Finally, EFJohnson experienced declining margins in 2000, particularly on sales to commercial customers, due to continuing pricing pressures from the competition in that market.

        Management is continuing to review pricing strategies and product line profitability at both segments. Management intends to make adjustments to its product offerings, where deemed appropriate, to include elimination of marginally profitable products and product lines. Management is also continuing to review its manufacturing procedures in search of further efficiencies. Due to the previously mentioned changes, and ongoing efforts to emphasize the higher margin product lines and markets, management expects the Company's gross margins levels achieved in 2001 to continue at such levels in the future.

Research and Development

        Research and development expenses consist primarily of costs associated with research and development personnel, materials and the depreciation of research and development equipment and facilities. The Company expenses all research and development costs as they are incurred. Research and development expenses were $5.0 million in 2001, as compared to $5.8 million in 2000 and $5.7 million in 1999. As a percentage of sales, research and development expenses were 11% of revenues in 2001, as compared to 14% in 2000 and 11% in 1999.

        During 2001, the Company's research and development costs were substantially focused on new product development. Research and development costs in 2000 and 1999, on the other hand, were significantly impacted by issues associated with completing certain systems installation contracts and significant "maintenance of line" work involving the resolution of problems associated with existing products. Additionally, the Company's research and development workforce was reduced in the fourth quarter of 2000 as a result of the Company's decision to exit certain commercial product lines.

        The information security and wireless communications markets in which the Company competes are rapidly evolving and can be expected to further evolve in the future as a result of changing technology, industry standards, and customer requirements. The Company's ability to effectively compete will depend upon its ability to anticipate and react to these changes in a timely manner. The Company may not have, either currently or in the future, adequate capital or human resources to respond to these changes.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, public relations and trade show participation. Sales and marketing expenses were $4.8 million in 2001, as compared to $6.8 million in 2000 and $8.3 million in 1999. As a percentage of sales, sales and marketing expenses were 11% of revenues in 2001, as compared to 16% in 2000 and 16% in 1999.

        The decrease in 2001 was a result of workforce reductions in the fourth quarter of 2000 and the first quarter of 2001, as well as a result of the Company's decision to substantially exit the commercial market. The decrease in 2000 was due primarily to the continued restructuring begun in 1998. The Company's sales and marketing infrastructure was also adjusted during 2000 to align it with new opportunities in the Federal and SmartNet®/SmartZone® areas.

General and Administrative

        General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions, and amortization of intangible assets. General and administrative expenses were $7.3 million in 2001, as compared to $10.2 million in 2000 and $9.6 million in 1999. As a percent of revenues, general and administrative expenses were 17% of revenues in 2001, as compared to 24% of revenues in 2000, and 18% of revenues in 1999.

        In connection with the Company's purchase of all of the outstanding shares of capital stock of EFJohnson, the Company recorded $18.0 million of goodwill and other intangibles at the closing of this acquisition. The Company has amortized these amounts on a straight-line basis over periods of 3 to 15 years since August 1997. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), under which the Company will no longer amortize certain intangibles, including goodwill, as of January 1, 2002, resulting in decreases in amortization expense of approximately $1.0 million per year.

        During 2000, management determined that, due to the Company's recent performance, certain facets of the Company's intangible assets associated with the purchase of EFJohnson in 1997 had become impaired. Consequently, impairment charges totaling $2.3 million, relating to acquired work force, customer base, and trade name, were taken during the fourth quarter of 2000. The impairment loss was measured based upon management's estimate of the fair value of the assets and was necessitated in the fourth quarter of 2000 by further work force reductions and management's decision to exit certain customer markets and further deterioration of revenues and profitability in comparison to projections. Specifically, the Company reduced the carrying value of the EFJohnson trade name by $0.8 million, the carrying value of the EFJohnson customer base by $0.9 million, and the carrying value of the EFJohnson workforce by $0.5 million. Upon review of its intangible assets as of December 31, 2001, the Company concluded that no further impairment of intangible assets was warranted, primarily as a result of the Company's recent operating performance.

        The lower general and administrative expenses in 2001, as compared to 2000, are primarily the result of $2.3 million in impairment losses on intangible assets in 2000. Excluding the special adjustment to the carrying value of intangible assets, general and administrative expenses would still have decreased in 2001, as compared to 2000, by $0.6 million, or 7%.

        General and administrative expenses in 2000 increased by $0.6 million, or 6%, as compared to 1999. Excluding the $2.3 million special adjustment to the net book value of intangible assets in 2000, general and administrative expenses would have decreased in 2000, as compared to 1999, by $1.7 million, or 18%. This decrease was primarily the result of the restructuring begun in 1998, which brought the administrative organization more in line with the needs of the Company.

Restructuring Charges

        The Company incurred negligible expenses in connection with its workforce reduction in the first quarter of 2001. However, in 2000, in connection with its fourth quarter 26% reduction in workforce, the Company incurred a restructuring charge of approximately $0.4 million. In addition, during the second quarter of 1999, the Company established a reserve of approximately $0.5 million primarily to cover the costs of closing EFJohnson's Hong Kong office, which was completed during 1999.

Provision for Litigation Settlement

        In December 1998, the Company recorded a special provision of $10.0 million relating to the federal and state class action lawsuits then pending in Nebraska against the Company and certain of its current and former officers. During June 1999, the Company revised its estimated costs related to the settlement of actions against it. The result was a $2.2 million reduction of the special provision to $7.8 million. During 2000, the Company further reduced the special provision by $0.9 million due to the settlements of litigation between the Company and PricewaterhouseCoopers and between the Company and Physician's Mutual and adjustment to the reserve for legal fees.

Net Interest Income or Expense

        Net interest income consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on its term and installment loans and bank lines of credit. Net interest income was less than $0.1 million in 2001, compared to $0.3 million in 2000 and $0.4 in 1999. The decrease in net interest income in both 2001 and 2000 is due primarily to the decrease in the average cash balance as compared to the prior years. The Company expects net interest income to increase in 2002 as a result of the Company's decision to pay-off and terminate its line of credit agreement, thereby reducing its anticipated interest expense in 2002.

Provision for Income Taxes

        The Company's benefit (expense) for income taxes was zero in 2001, ($12.4) million in 2000, and zero in 1999. As of December 31, 2001, the Company has $24.2 million in deferred tax assets before valuation allowance, primarily comprised of net operating loss carryforwards, of which 80% have at least 12 years remaining before expiration. Current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization. As the Company has a recent history of losses prior to 2001, the Company has substantially reserved for its deferred tax assets at December 31, 2001.

        In the fourth quarter of 2001, the Company reduced its deferred tax asset valuation allowance to $23.7 million, effectively recognizing a deferred tax asset in 2001 of $0.5 million. This decision was based upon the Company's earnings in the third and fourth quarters of 2001 as well as the Company's expectations of future earnings. The $0.5 million increase in the deferred tax asset was recognized as a decrease in the Company's goodwill, rather than as an income tax benefit, as management concluded that the aforementioned increase related to the original $3.0 million deferred tax valuation allowance established at the time of the Company's acquisition of EFJohnson.

        In 2000, as a result of the fourth quarter's operating loss creating uncertainty about the recoverability of the deferred tax assets, the Company increased its valuation allowance so to reduce its deferred income tax assets from $12.4 million to zero as of December 31, 2000. Management anticipates that if the Company continues its recent trend of profitability, all or some portion of the deferred tax asset may continue to be restored; conversely, if the Company incurs future losses, it may be necessary to write off the $0.5 million deferred tax asset recorded at December 31, 2001.

        The Company did not recognize a tax benefit associated with its loss during 1999 because the amount of the deferred tax assets shown on the Consolidated Balance Sheet at that time, prior to recording any further tax benefit, represented management's estimate of the amount that was more likely to be realized.

Net Income (Loss)

        The Company had a net income of $0.5 million during 2001. This amount does not include any tax benefit or provision; as such, income before taxes in 2001 was $0.5 million.

        The Company had a net loss of $25.4 million during 2000. This amount includes a $2.3 million impairment loss on intangible assets, as well as a $12.4 million reduction of its deferred income tax asset. Before these adjustments, the Company incurred a net loss of $10.7 million.

        The Company had a net loss of $3.8 million during 1999, which included a $0.5 million restructuring expense and $2.2 million of income from a reduction in a litigation reserve set up during the previous year. Without these two items, the net loss would have been approximately $5.5 million.

Quarterly Results of Operations

        The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the Company for the eight quarters ended December 31, 2001. In the opinion of the Company's management, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for subsequent periods or for the entire fiscal year. The difference between basic and diluted earnings per share is not material.

	Quarter Ended
(in thousands, except per share data)	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001(5)	Dec. 31, 2001(5)
Revenues	$11,360	$11,915	$11,664	$7,253	$9,551	$10,564	$10,234	$13,819
Cost of sales	9,812	9,876	8,098	6,277	5,966	6,573	6,009	8,380

Gross profit	1,548	2,039	3,566	976	3,585	3,991	4,225	5,439

Operating expenses:
Research and development	1,465	1,495	1,417	1,386	1,136	1,297	1,288	1,251
Sales and marketing	1,790	1,743	1,708	1,572	1,318	1,138	1,100	1,219
General and administrative(1)	2,126	2,045	2,009	4,016	2,003	1,846	1,785	1,698
Restructuring charge(2)	—	—	—	358	—	—	—	—
Provision for litigation settlement(3)	—	(387)	—	(537)	—	—	—	—

Total operating expenses	5,381	4,896	5,134	6,795	4,457	4,281	4,173	4,168

Income (loss) from operations	(3,833)	(2,857)	(1,568)	(5,819)	(872)	(290)	52	1,271
Interest (expense) income and other income, net	582	263	88	134	74	30	12	267

Net income (loss) before income taxes	(3,251)	(2,594)	(1,480)	(5,685)	(798)	(260)	64	1,538
Provision for income taxes(4)	—	—	—	12,376	—	—	—	—

Net income (loss)	$(3,251)	$(2,594)	$(1,480)	(18,061)	$(798)	$(260)	$64	$1,538

Net income (loss) per share—basic and diluted	$(0.25)	$(0.20)	$(0.11)	$(1.26)	$(0.06)	$(0.02)	$0.00	$0.09

Weighted average common shares—basic and diluted	12,957	13,004	13,731	14,342	14,424	16,891	17,577	17,577

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.4	82.9	69.4	86.5	62.5	62.2	58.7	60.6

Gross profit	13.6	17.1	30.6	13.5	37.5	37.8	41.3	39.4
Operating expenses:
Research and development	12.9	12.5	12.1	19.1	11.9	12.2	12.6	9.1
Sales and marketing	15.7	14.6	14.6	21.7	13.7	10.8	10.8	8.8
General and administrative(1)	18.7	17.2	17.3	55.4	21.0	17.5	17.4	12.3
Restructuring charge(2)	0.0	0.0	0.0	4.9	0.0	0.0	0.0	0.0
Provision for litigation settlement(3)	0.0	(3.2)	0.0	(7.4)	0.0	0.0	0.0	0.0

Total operating expenses	47.3	41.1	44.0	93.7	46.6	40.5	40.8	30.2

Income (loss) from operations	(33.7)	(24.0)	(13.4)	(80.2)	(9.1)	(2.7)	0.5	9.2
Interest (expense) income and other income, net	5.1	2.2	0.7	1.9	0.7	0.2	0.1	1.9
Provision for income taxes(4)	0.0	0.0	0.0	170.7	0.0	0.0	0.0	0.0

Net income (loss)	(28.6)%	(21.8)%	12.7%	(249.0)%	(8.4)%	(2.5)%	0.6%	11.1%

(1)
Includes amortization of intangible assets, including a $2,255 impairment charge in the fourth quarter of 2000.

(2)
Represents a charge for a 26% reduction in workforce taken in the fourth quarter of 2000.

(3)
Represents partial reversals, during the second and fourth quarters of 2000, of a special provision taken in the fourth quarter of 1998 for the class action litigation settlement,.

(4)
Represents a $12,376 increase in the valuation allowance for deferred tax assets during the fourth quarter of 2000.

(5)
As a result of the September 11, 2001 attacks, the Company experienced a temporary disruption in its vendor supply chain, this disruption effectively "moving" approximately $1.7 million of revenues and $0.5 million in income from operations from the third quarter of 2001 to the fourth quarter of 2001.

        The Company historically has experienced, and expects to continue experiencing, substantial variability in its results of operations from quarter to quarter. The level of revenues in a particular quarter varies primarily based upon the timing of customer purchase orders, due principally to the seasonal nature of governmental budgeting processes and the needs of competing budgetary concerns of the Company's customers during the year. Other factors that affect the results of operations in a particular quarter include the timing of the introduction of new products, general economic conditions, the timing and mix of product sales and specific economic conditions in the wireless communications and information security industries. The Company believes that quarterly results are likely to vary for the foreseeable future.

Liquidity and Capital Resources

        Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997. In 2001, the Company's operations provided cash flow sufficient to fund its operational and capital requirements during the year.

        The Company's operating activities provided $3.9 million of cash in 2001, whereas the Company's operating activities used $12.3 million in 2000 and $0.9 million of cash during 1999. During 2001, cash provided from changes in components of working capital was approximately $1.0 million, with the remainder substantially provided by the Company's income before income taxes adjusted for the add-back of depreciation and amortization expense. During 2000, cash generated as a result of decreases in accounts receivable, costs in excess of billings on completed contracts, and inventory were offset by operating losses and by decreases in accounts payable, accrued expenses, billings in excess of costs on uncompleted contracts, payments on the restructuring reserve, and deferred revenue. During 1999, cash used as a result of increases in accounts receivable, costs in excess of billings on completed contracts, payments on a restructuring reserve, and inventory were offset by cash generated from increases in accounts payable and deferred revenue. The change in deferred revenue in 1999 included $3.6 million in advance payments from Motorola for products that were manufactured and shipped during 2000.

        During 2001, the Company used $0.5 million in investing activities, primarily relating to the purchase of fixed assets. During 2000, $0.1 million in cash was used in investing activities. The receipt of approximately $0.4 million from the sale of fixed assets offset approximately $0.5 million used to purchase fixed assets during the year. During 1999, investing activities provided $6.6 million in cash. The sales of the Lincoln and Waseca facilities provided $7.9 million, which was offset by $1.2 million in fixed asset purchases and $0.2 million in other investing activities.

        During 2001, the Company used $3.2 million in financing activities, substantially relating to net payments made on its line of credit. During 2000, borrowings on the Company's line of credit provided $2.3 million. During 1999, the Company used $4.4 million in financing activities, substantially comprised of $2.7 million for payments on long-term debt (primarily an industrial development revenue bond issue associated with facilities sold during 1999) and $1.6 million for net payments on the Company's line of credit with US Bank.

        In the normal course of its business activities, the Company is required under contracts with various governmental authorities to provide letters of credit or bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2002, have a total undrawn balance of $2.1 million on December 31, 2001. Bonds, which expire on various dates through 2002, totaled $10.4 million at December 31, 2001. In early 2000, the Company obtained a commitment from a major insurance company that provides for up to $20 million in new bonding arrangements at favorable rates and terms. As a result of the Company's performance in 2000, the bonding insurer indicated that, until the Company's financial performance improves, future bonding arrangements must be partially supported by collateral, either with an irrevocable letter of credit or cash. Presently, the Company is attempting to negotiate a decrease in these collateral requirements. The Company's inability to either negotiate more favorable terms or to provide such collateral could adversely affect its ability to secure bonding arrangements.

        The Company also leases various equipment and buildings under operating leases. Future minimum rental payments under non-cancelable operating lease agreements are approximately $1.2 million in 2002, $1.1 million in 2003 and $1.0 million in 2004. The Company anticipates that, in the normal course of business, leases will be renewed or replaced as they expire.

        As of December 31, 2001, the Company had a $10.0 million secured line of credit with US Bank. The line of credit, bearing interest at a rate of LIBOR plus 75 basis points, was collateralized by substantially all the Company's assets, including $10.0 million in certificates of deposit with the bank. At December 31, 2001, the Company had $5.1 million outstanding on the revolving line of credit. During 2001, the average borrowing under the Company's line of credit was $6.7 million, and the weighted average interest rate was 6.0%. At December 31, 2001, the Company had unrestricted cash of $1.6 million and approximately $3.0 million of available credit under the above line.

        Subsequent to December 31, 2001, the Company elected to pay off and terminate its revolving line of credit facility. Management believed that the facility, as structured, did not provide the operational flexibility required to effectively assist the Company in the event of a substantial decline in revenues or other occurrence adversely affecting the Company's operations. Although the Company is presently seeking a new revolving credit facility, there can be no assurance that it will be successful in obtaining such a facility or what will be the terms of any such facility. Without such a revolving credit facility, a substantial decline in revenues or gross margins or a material increase in costs or expenses would severely strain the Company's liquidity position.

        Without additional funding sources, the Company's ability to grow, either internally or through acquisition, is severely restricted. Presently, the Company's rate of growth is limited to the extent that current operations can generate the cash necessary to finance such growth. The Company's substantial losses prior to 2001 have put severe strain on the Company's ability to borrow funds. While the Company is seeking a new revolving credit facility, there can be no assurance such efforts will be successful or that any such borrowing availability, combined with operational cash flow, will be sufficient to permit the Company to expand its operations from its present levels.

        The Company currently does not anticipate paying cash dividends in the foreseeable future.

Pending Claims

        The Company's liquidity and results of operations could be adversely affected by unfavorable outcomes of pending litigation, particularly the claims filed against the Company by ASRC and EEC. See PART I. ITEM 3—LEGAL PROCEEDINGS.

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method of accounting. The provisions of this statement apply to all business combinations initiated after June 30,

2001. The Company does not anticipate any material impact upon its financial statements as a result of implementing SFAS 141.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 requires that goodwill will no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. As of January 1, 2002, the Company will no longer amortize goodwill; instead, in accordance with SFAS 142, the Company will perform fair value impairment testing both on an transitional basis and annually. In addition, certain other intangible assets will be reclassified to goodwill, as they do not meet the criteria in SFAS 141 and SFAS 142 to be identified separately.

        In November 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of a tangible long-lived asset resulting from acquisition. The provisions of this statement are required to be applied starting with fiscal years beginning after June 15, 2002. The Company does not anticipate that compliance with SFAS 143 will have a material effect upon the Company's results of operations in 2003.

        In December 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for long-term assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. SFAS 144 requires an entity to recognize an impairment loss to the extent that the carrying value of a long-lived asset or asset group is not recoverable and exceeds its fair value. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate that compliance with SFAS 144 will have a material effect upon the Company's results of operations in 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's international sales are subject to a number of risks not found in domestic sales. These risks include: (1) unexpected changes in regulatory requirements; (2) tariffs and other trade barriers; (3) political and economic instability in foreign markets; (4) difficulties in establishing foreign distribution channels; (5) longer payment cycles; (6) uncertainty in the collection of accounts receivable; (7) increased costs associated with maintaining international marketing efforts; and (8) difficulties in protecting intellectual property. In particular, the purchase of Company products by international customers presents increased risks of, among other things, delayed or reduced collection of revenues. Because most of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may also affect the price, competitiveness and profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statement, and the notes thereto, and the financial statement schedule filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On October 12, 2001, as reported on its Form 8-K filed on October 18, 2001, the Company dismissed its independent accountant, KPMG LLP ("KPMG"), and selected Grant Thornton LLP ("GT") as its independent accountant to audit its financial statements for the year ending December 31, 2001. The decisions to dismiss KPMG and select GT were unanimously recommended by the Company's Audit Committee and unanimously approved by the Company's Board of Directors. There were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

        Incorporated by reference in Items 10 to 13 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board—Proposal 1: Elect Two Directors," "Information About Directors and Executive Officers" and "Information About Transcrypt Common Stock Ownership—Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 2001?" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About Transcrypt Common Stock Ownership—Compensation Committee Interlocks and Insider Participation" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled "Information About Transcrypt Common Stock Ownership" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled "Information About Directors and Executive Officers—Certain Relationships and Related Transactions" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are included in this report at the page numbers indicated.

Page No.
1.	Financial Statements and Schedules
	Reports of Independent Certified Public Accountants	F-1 & F-2
	Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
	Consolidated Statements of Operation for the Years ended December 31, 2001, 2000 and 1999	F-4
	Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2001, 2000 and 1999	F-5
	Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999	F-6
	Notes to Consolidated Financial Statements	F-7 to F-22
2.	Supplemental Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts and Reserves	S-1

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

2.
Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.2 to the 1999 Form 10K.

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

5.
Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999. Incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-21681 (hereinafter known as the "1998 Form 10-K").

6.
Employment Agreement between the Company and Michael E. Jalbert dated March 1, 1999. Incorporated herein by reference to Exhibit 10.42 to the 1998 Form 10-K.

7.
Transcrypt International, Inc. Michael Jalbert 1999 Stock Option Agreement. Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-48836 (hereinafter known as the "Jalbert S-8 Registration Statement").

8.
Promissory Note dated July 27, 2001 between Transcrypt International, Inc. and David L. Hattey (Exhibit 10.10 below).

9.
Letter Agreement dated August 13, 2001 between Transcrypt International, Inc. and Massoud Safavi, regarding employment rights (Exhibit 10.11 below).

10.
Transcrypt Executive Health Program (Exhibit 10.14 below).

(2)
Exhibit Index:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999, File No. O-21681).
3.2
Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1, No. 333-14351, declared effective on January 22, 1997 (hereinafter the "January 1997 Registration Statement")).
4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the January 1997 Registration Statement).
10.1
Transcrypt International, Inc. 1999 Non Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-21681 (hereinafter known as the "1998 Form 10-K").
10.2
Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-21681 (hereinafter known as the "1999 Form 10-K").
10.3	RESERVED
10.4	Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the S-8 Registration Statement).
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
10.10	Promissory Note dated July 27, 2001 between Transcrypt International, Inc. and David L. Hattey.
10.11	Letter Agreement dated August 13, 2001 between Transcrypt International, Inc. and Massoud Safavi, regarding employment rights.
10.12
License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of August 14, 1995 (incorporated herein by reference to Exhibit 10.12 to the January 1997 Registration Statement).
10.13
Consigned Inventory Agreement between Arrow/Schwebber Electronics Group and the Company, dated as of June 22, 1994 (incorporated herein by reference to Exhibit 10.13 to the January 1997 Registration Statement).
10.14	Transcrypt Executive Health Program.
10.15-10.22	RESERVED
10.23
Addendum I to License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of July 12, 2001 (original License Agreement is listed above as Exhibit 10.12).
10.24	Form of Adoption Agreement for Nonstandardized 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.24 to the January 1997 Registration Statement).
10.25	Defined Contribution Master Plan and Trust Agreement of Norwest Bank Nebraska, NA., Master Plan Sponsor (incorporated herein by reference to Exhibit 10.25 to the January 1997 Registration Statement).
10.26-10.35	RESERVED
10.36
License Agreement, dated as of January 15, 1997, between E.F. Johnson Company and Johnson Data Telemetry Corporation (incorporated herein by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1, No. 333-35469, declared effective on October 15, 1997).
10.37-10.40	RESERVED
10.41	Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999 (incorporated herein by reference to Exhibit 10.41 to the 1998 Form 10-K).
10.42	Employment Agreement between the Company and Michael E. Jalbert dated March 1, 1999 (incorporated herein by reference to Exhibit 10.42 to the 1998 Form 10-K).
10.43-10.45	RESERVED
10.46	Transcrypt International, Inc. Michael Jalbert 1999 Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Jalbert S-8 Registration Statement).
10.47-10.48	RESERVED

10.49	Lease Agreement between the Company and Waseca Properties, LLC dated December 30, 1999 (incorporated herein by reference to Exhibit 10.49 to the 1999 Form 10-K).
21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-21681).
23.1	Consent of Grant Thornton LLP.
23.2	Consent of KPMG LLP.

* Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

  (b)
  Reports on Form 8-K

    The Company filed a report on Form 8K on October 18, 2001, under Item 4. "Changes in Registrant's Certifying Accountant to report the dismissal of its independent accountant, KPMG LLP ("KPMG"), and the selection of Grant Thornton LLP ("GT") as its independent accountant to audit its financial statements for the year ending December 31, 2001.

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

TRANSCRYPT INTERNATIONAL, INC.
BY:	/s/ MICHAEL E. JALBERT Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) Dated: February 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL E. JALBERT Michael E. Jalbert	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2002
/s/ MASSOUD SAFAVI Massoud Safavi	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2002
/s/ EDWARD H. BERSOFF Edward H. Bersoff	Director	February 27, 2002
/s/ WINSTON J. WADE Winston J. Wade	Director	February 27, 2002
/s/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	February 27, 2002

INDEPENDENT REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Transcrypt International, Inc.:

        We have audited the accompanying consolidated balance sheet of Transcrypt International, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcrypt International, Inc. and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II of Transcrypt International, Inc. and Subsidiaries for the year ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                      /s/  GRANT THORNTON LLP

Minneapolis, Minnesota
February 8, 2002

INDEPENDENT REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Transcrypt International, Inc.:

        We have audited the accompanying consolidated balance sheets of Transcrypt International, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. In connection with our audit of the consolidated financial statements, we have also audited the information in the financial statement schedule for each of the two years in the period ended December 31, 2000 listed in Item 14(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcrypt International, Inc. and Subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above for the years ended December 31, 2000 and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      /s/ KPMG LLP

Omaha, Nebraska
February 16, 2001

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000
(in thousands, except share data)

ASSETS

	2001	2000
Current assets:
Cash and cash equivalents	$11,582	$11,409
Accounts receivable, net of allowance for returns and doubtful accounts of $284 and $823	6,540	3,837
Receivables—other	493	366
Cost in excess of billings on uncompleted contracts	1,616	1,700
Inventory, net of reserve of $2,160 and $3,156	11,262	15,125
Prepaid expenses	366	337

Total current assets	31,859	32,774
Property, plant and equipment, net	2,116	2,674
Deferred income taxes	500	—
Intangible assets, net of accumulated amortization	9,370	11,007
Other assets	275	539

TOTAL ASSETS	$44,120	$46,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$5,120	$8,280
Accounts payable	4,409	4,144
Billings in excess of cost on uncompleted contracts	147	1,378
Deferred revenue	794	847
Accrued expenses	2,744	2,034

Total current liabilities	13,214	16,683
Provision for litigation settlement	—	4,197
Deferred revenue	312	344

TOTAL LIABILITIES	13,526	21,224

Stockholders' equity:
Preferred stock ($.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 25,000,000 voting shares authorized, 17,359,773 and 14,124,581 issued and outstanding as of December 31, 2001 and 2000, respectively; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	143
Additional paid-in capital	96,435	92,188
Accumulated deficit	(66,017)	(66,561)

TOTAL STOCKHOLDERS' EQUITY	30,594	25,770

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$44,120	$46,994

See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001, 2000, and 1999

(in thousands, except share and per share data)

	2001		2000	1999
Revenues		$44,168	$42,192	$53,520
Cost of sales		26,928	34,063	36,059

Gross profit		17,240	8,129	17,461

Operating expenses:
Research and development		4,972	5,763	5,724
Sales and marketing		4,775	6,813	8,282
General and administrative		7,332	10,196	9,601
Restructuring charge		—	358	523
Provision for litigation settlement		—	(924)	(2,221)

Total operating expenses		17,079	22,206	21,909

Income (loss) from operations		161	(14,077)	(4,448)
Other income		363	775	235
Interest income		372	840	920
Interest expense		(352)	(548)	(534)

Income (loss) before income taxes		544	(13,010)	(3,827)
Income taxes		—	12,376	—

Net income (loss)		$544	$(25,386)	$(3,827)

Net income (loss) per share—basic and diluted	$	..03	$(1.88)	$(0.30)

Weighted average common shares—basic and diluted		16,617,426	13,511,489	12,947,795

See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2001, 2000 and 1999
(in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 1998	12,946,624	$129	$90,315	$(37,348)	$53,096
Exercise of stock options	7,500	1	16		17
Net loss				(3,827)	(3,827)

Balance, December 31, 1999	12,954,124	130	90,331	(41,175)	49,286
Exercise of stock options	50,000	—	72		72
Issuance of common stock for litigation settlement	1,337,999	13	1,785		1,798
Net loss				(25,386)	(25,386)

Balance, December 31, 2000	14,342,123	143	92,188	(66,561)	25,770
Issuance of common stock for litigation settlements	3,197,001	32	4,240		4,272
Other	38,191	1	7		8
Net income				544	544

Balance, December 31, 2001	17,577,315	$176	$96,435	$(66,017)	$30,594

See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000, and 1999

(in thousands, except share data)

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$544	$(25,386)	$(3,827)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for litigation settlement		(924)	(2,221)
Depreciation and amortization	2,460	3,210	4,260
Impairment charge on intangible assets		2,255
Gain on sale of fixed assets	(118)	(225)	(803)
Deferred income taxes		12,376
Changes in assets and liabilities:
Accounts receivable	(2,830)	8,838	(3,388)
Cost in excess of billings on uncompleted contracts	84	598	(1,082)
Inventory	3,863	1,322	(2,540)
Prepaid expenses	(29)	113	341
Accounts payable	265	(4,370)	5,894
Billings in excess of cost on uncompleted contracts	(1,231)	(3,738)	575
Accrued expenses	835	(2,162)	498
Payments on restructuring reserve		(705)	(1,618)
Deferred revenue	8	(3,532)	3,033

Total adjustments	3,307	13,056	2,949

Net cash provided by (used in) operating activities	3,851	(12,330)	(878)

Cash flows from investing activities:
Proceeds from sale of fixed assets	63	392	7,889
Purchase of fixed assets	(803)	(536)	(1,187)
Decrease (increase) in other assets	264	22	(150)

Net cash provided by (used in) investing activities	(476)	(122)	6,552

Cash flows from financing activities:
Proceeds (payments) on revolving lines of credit, net	(3,160)	2,471	(1,617)
Payments on long term debt			(2,710)
Principal payments on capitalized leases	(42)	(253)	(55)
Proceeds from the exercise of employee stock options		72	17

Net cash provided by (used in) financing activities	(3,202)	2,290	(4,365)

Net (decrease) increase in cash and cash equivalents	173	(10,162)	1,309
Cash and cash equivalents, beginning of year	11,409	21,571	20,262

Cash and cash equivalents, end of year	$11,582	$11,409	$21,571

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $383, $536 and $559, during the years 2001, 2000 and 1999, respectively.

The Company paid no income taxes during the years 2001, 2000, and 1999.

The Company made non-cash additions to property, plant and equipment of $340 in 1999.

The Company issued 3,197,001 and 1,337,999 shares of common stock in 2001 and 2000, respectively, as payment of litigation settlements in the amounts of $4,272 and $1,798. The Company also issued 38,191 shares of common stock in 2001 for certain liabilities amounting to $8.

In 2001, the Company decreased its deferred tax valuation allowance, recognizing a net deferred tax asset of $500, which amount was offset against the Company's goodwill.

See accompanying notes to the consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

1. Significant Accounting Policies:

        The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Organization

        Transcrypt International, Inc. (the "Company") is a Delaware corporation which is engaged in the design, manufacture and marketing of wireless communication products and systems and information security products. Through its EFJohnson subsidiary (EFJ), the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers and mobile and portable radios. The Company markets its products to customers worldwide in two broad markets: public safety and other governmental users; and business and industrial users. The Company operates in two industry segments: the wireless communication industry (EFJ), located in Waseca, Minnesota; and the information security industry (Transcrypt Secure Technologies), located in Lincoln, Nebraska.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities less than 90 days as cash equivalents. The Company places its temporary cash investments with high credit qualified financial institutions. Such investments are carried at cost, which approximates fair value. At December 31, 2001, cash and cash equivalents of $10 million were pledged as security for the Company's revolving line of credit and were unavailable for general operating purposes to the extent of borrowings on the line of credit.

Inventory

        Inventory is recorded at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. Management periodically assesses its inventory for potential obsolescence and lower-of-cost-or-market issues and establishes reserves accordingly.

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

Intangible Assets

        Goodwill, which represents the excess of purchase price over fair value of assets acquired, is amortized on a straight-line basis over 15 years. Other intangible assets are carried at cost and amortized on a straight-line basis over periods from 3 to 15 years. The Company assesses the recoverability of goodwill and other intangible assets by determining whether the carrying balances can be recovered through undiscounted future operating cash flows. If impairment has occurred, the asset is written down to its estimated net realizable value.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company periodically evaluates its deferred tax asset and assesses the need for a valuation allowance based upon management's estimate of the recoverability of the future tax benefits associated with the deferred tax asset.

Revenue Recognition

        If collection is reasonably assured, revenues for product sales are recognized when product is shipped, less an estimate for an allowance for returns or doubtful accounts, if applicable. For shipments where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, such as a reseller of product selling the product to the end user, the Company recognizes revenue when the contingency lapses, generally upon cash collection.

        System sales under long-term contracts are accounted for using the percentage-of-completion method. Under this method, revenues are recognized as work on a contract progresses. The recognized revenue is that percentage of estimated total revenues that incurred costs to date bear to estimated total costs to complete the contract. Revisions in cost and profit estimates are made when conditions requiring such revisions become known. Anticipated losses on contracts are recognized as soon as such losses are determined to be probable and reasonably estimable.

        Deferred revenue includes unearned warranty fees on extended product warranty and maintenance contracts sold to customers. The Company recognizes the fees based on the expected warranty repairs to be incurred over the life of the contract, generally on a straight-line basis. Deferred revenue also includes the deferred gain discussed in Note 7.

        The Company periodically reviews its revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletin 101.

Warranty Costs

        The Company provides for warranty costs based on estimated future expenditures that will be incurred under product guarantees and warranties presently in force.

Income (Loss) Per Share

        Basic net income (loss) per share is calculated based upon the weighted average number of common shares outstanding during the period. The diluted loss per share calculations for 2000 and 1999 do not reflect the potential dilution from stock options, as the effect of doing so would be anti-dilutive. In 2001, the potential dilution from stock options is not material as substantially all of the outstanding stock options at December 31, 2001 have exercise prices above the common stock's market value. As such, options to purchase 1,313,413, 1,483,613 and 1,602,161 shares of common stock with weighted average exercise prices of $0.667, $1.953 and $3.435, respectively, were outstanding at December 31, 2001, 2000 and 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

Management Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect carrying amounts of assets and liabilities and disclosures of contingent assets and liabilities as of financial statement dates, as well as the reported revenues and expenses for the years then ended. Actual results may differ from management's estimates.

Stock Option Plan

        The Company applies the intrinsic value-based method of accounting for stock options issued to employees. When both the number of shares that an individual employee is entitled to receive and the option price are known at the grant date, total compensation cost for the Company's grants of stock options is measured at the grant date ("fixed plan awards"). However, when either or both of these factors are not known at the grant date, the Company estimates total compensation cost each accounting period from the date of grant based on the estimated fair value of the Company's common stock at the end of each period ("variable plan awards"). Changes, either increases or decreases, in the estimated fair value of the shares between the date of grant and the final exercise or expiration of the options result in a change in the measure of compensation cost for variable plan awards. Compensation cost is recognized as expense over the periods in which the employee performs the related services, which is generally presumed to be the vesting period.

Reclassifications:

        Certain amounts in 2000 and 1999 have been reclassified to conform to current year presentation. The reclassifications did not affect net loss or stockholders' equity as previously reported.

2. Contracts in Progress:

        Costs incurred to date, estimated earning and the related progress billings to date on contracts in progress are as follows as of December 31, 2001 and 2000:

	2001	2000
Costs on uncompleted contracts	$5,795	$18,036
Profits in uncompleted contracts	5,121	8,697

	10,916	26,733
Less billings	9,447	26,411

	$1,469	$322

The above is included in the consolidated balance sheet as follows:
Cost in excess of billings on uncompleted contracts	$1,616	$1,700
Billings in excess of cost on uncompleted contracts	(147)	(1,378)

	$1,469	$322

        Cost in excess of billings on uncompleted contracts includes direct costs of manufacturing, installation, project management, engineering, and allocable manufacturing overhead costs and accrued profits in excess of amounts billed. Billings in excess of costs on uncompleted contracts include amounts billed and accrued anticipated on open contracts in excess of costs and accrued profits.

3. Inventory:

        The following is a summary of inventory at December 31, 2001 and 2000:

	2001	2000
Raw materials and supplies	$6,965	$9,182
Work in process	2,205	1,832
Finished goods	4,252	7,267

	13,422	18,281
Less: reserve for obsolescence	2,160	3,156

	$11,262	$15,125

4. Property, Plant and Equipment:

        Property, plant and equipment consists of the following at December 31, 2001 and 2000:

	2001	2000
Land and land improvements	$58	$58
Buildings and improvements	177	117
Equipment	9,509	9,434
Furniture and fixtures	1,178	1,199
Software	969	829
Construction in progress	476	101

	12,367	11,738
Less accumulated depreciation and amortization	10,251	9,064

	$2,116	$2,674

        In November 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for long-term assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. SFAS 144 requires an entity to recognize an impairment loss to the extent that the carrying value of a long-lived asset or asset group is not recoverable and exceeds its fair value. The Company is required to implement this accounting standard as of January 1, 2002. The Company does not anticipate that compliance with SFAS 144 will have a material effect upon the Company's results of operations in 2002.

5. Intangible Assets:

        Intangible assets consist of the following at December 31, 2001 and 2000:

	2001	2000
Goodwill	$10,380	$10,880
Proprietary technology and licensing agreements	400	400
Acquired work force, customer base, trade name	3,979	3,979
Other	1,024	1,024

	15,783	16,283
Less accumulated amortization	6,413	5,276

	$9,370	$11,007

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. In accordance with SFAS 142, certain of the Company's other intangible assets, presently identified as acquired workforce, customer base and trade name, would also not be amortized in the future, but instead either be reclassified to goodwill or remain classified as a recognized intangible asset and be reviewed for impairment. The Company is required to implement this accounting standard as of January 1, 2002. The Company amortized $1,137 of goodwill and certain other intangible assets in each of 2001, 2000 and 1999, which amount, in accordance with SFAS 142, will not be amortized in 2002 and thereafter.

        In the fourth quarter of 2000, the Company recognized an impairment charge of $2,255 related to acquired work force, customer base, and trade name. The impairment loss was measured based upon management's estimate of fair value of the assets and was necessitated by work force reductions and management's decision to exit certain customer markets. The Company also evaluated the fair value of its intangible assets at various dates in 2001, including year-end, and determined that fair value exceeded the carrying value; therefore, no further impairment charge was deemed necessary.

        In the fourth quarter of 2001, the Company decreased its deferred tax asset valuation allowance, thereby recognizing a deferred tax asset of $500. This amount was offset against goodwill as it was determined that the adjusted deferred tax asset valuation allowance related to the $3,000 allowance established at the time of the purchase of EFJ.

6. Revolving Line of Credit:

        At December 31, 2001, the Company had a $10.0 million secured line of credit with a regional bank. The line of credit, bearing interest at a rate of LIBOR plus 75 basis points, was collateralized by substantially all the Company's assets, including $10.0 million in certificates of deposit with the bank. The Company voluntarily chose to pay off and terminate such line of credit as of February 1, 2002 as management no longer assessed any operational need for the line of credit. Subsequent to such termination, the Company's unencumbered cash balance on February 1, 2002 was $6.1 million.

        At December 31, 2001 and 2000, respectively, the Company had $5,120 and $8,280 outstanding on its line of credit. Average borrowings under the Company's line of credit and the weighted average interest rate were, respectively, $6,700 and 6.0% during 2001 and were $7,303 and 7.5% during 2000. The total available credit under the line of credit was $2,951 as of December 31, 2001.

7. Leases and Capitalized Lease Obligations:

        Effective May 19, 1999 and December 30, 1999, the Company entered into sale-leaseback transactions involving the facilities in Lincoln, Nebraska and Waseca, Minnesota, respectively. Under the terms of the Lincoln agreement, the Company leases a minor portion of the facility under a five-year operating lease. The gain on the sale of the building of $330 was realized as current year income in 1999, and is included in other income in the statement of operations. Under the terms of the Waseca agreement, the Company leases less than substantially all but more than a minor portion of the facilities under a five-year operating lease. The gain on the sale of the building was deferred and will be realized on a straight-line basis over the life of the lease. The deferred gain of $274 is included in deferred revenue at December 31, 2001.

        The Company also leases various equipment and buildings under operating leases. Rent expense was $1,500, $1,776 and $792 for the years 2001, 2000 and 1999, respectively. The Company anticipates, in the normal course of business, that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating lease agreements as of December 31, 2001 are as follows:

Year Ending December 31	Operating Leases
2002	$1,196
2003	1,131
2004	973
2005	29

$3,329

8. Income Taxes:

        The components of the expense (benefit) for income taxes for the years ending December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	—	12,376	—
State	—	—	—

	—	—	—

	$—	$12,376	$—

        A reconciliation of the Company's effective tax rate to the U.S. federal statutory rate is as follows:

	2001	Percent	2000	Percent	1999	Percent
U.S. federal tax at statutory tax rate	$185	34.0	$(4,423)	(34.0)	$(1,301)	(34.0)
Increase (decrease) in valuation allowance	—	—	15,212	116.9	1,021	26.7
Use of net operating loss carryforwards	(435)	(80.0)	—	—	—	—
Non deductible amortization and impairment charge	250	46.0	1,018	7.8	251	6.6
Other	—	—	569	4.4	29	0.7

	$—	0.0%	$12,376	95.1%	$—	0.0%

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 2001 and 2000 relate to the following:

	2001	2000
Special compensation expense	$880	$880
Allowance for bad debts	120	195
Reserve for inventory obsolescence	750	1,073
Net operating loss carryforwards	20,100	18,408
Provision for litigation settlement	—	1,427
Difference between tax and book amortization	1,650	1,536
Difference between tax and book depreciation	150	121
Difference between tax and book liability accruals	550	606

Gross deferred tax assets	24,200	24,246
Less valuation allowance	23,700	24,246

	$500	$—

        In 2000 and 1999, the valuation allowance was increased, respectively, by $15,212 and $1,021. In 2001, the valuation allowance was reduced by $546. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize fully its deferred tax asset, the Company will need to generate future taxable income of at least $68.2 million prior to expiration of the net operating loss carryforwards. Taxable losses for the years ended December 31, 2001, 2000 and 1999 were approximately $4.0 million, $9.9 million and $3.0 million, respectively.

        During the fourth quarter of 2000, the Company reduced the net book value of its deferred income tax assets from $12.4 million to zero by adjusting the valuation allowance. One of the primary factors in the conclusion to increase the valuation allowance was the operating loss in the fourth quarter of 2000, as the fourth quarter results created further uncertainty about the recoverability of the deferred tax assets. During the fourth quarter of 2001, the Company decreased its valuation allowance by $546, increasing its deferred tax asset from zero to $500. The resulting increase in the Company's deferred tax asset was offset against goodwill as the amount was determined to relate to the original $3,000 valuation allowance for deferred tax assets established at the time of the EFJ acquisition. Any subsequently recognized tax benefits up to $2,500 associated with the original valuation allowance of $3,000 as of December 31, 2001 will be, similarly, credited to goodwill. The conclusion to decrease the valuation allowance, and thereby establish a deferred tax asset, was, among other considerations, a result of the Company's operating results during the third and fourth quarters of 2001 and management's expectations of future earnings.

        Taxable net operating loss carryforwards, which originated in 1996 through 2001, will begin to expire in 2011. The Company has approximately $8,600 in Federal and state net operating loss carryforwards attributable to EFJ, which expire in 2012. Tax regulations limit the amount that may be utilized on these acquired net operating losses on an annual basis to approximately $588.

9. Accrued Expenses:

        Accrued expenses consist of the following:

	2001	2000
Payroll, bonuses and employee benefits	$1,196	$1,007
Warranty reserve	434	505
Commissions	94	111
Other expenses	1,020	411

	$2,744	$2,034

10. Commitments and Contingencies:

        The Company was named as a defendant in class action lawsuits that were filed subsequent to the Company's announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed, and that adjustments would be made to the Company's previously announced financial results. The Company has settled the stockholder class action suits against the Company and certain of its current or former officers. In accordance with the settlement, the Company issued 1,337,999 shares of common stock of the Company in the third quarter of 2000 and issued additional 3,122,001 shares in the second quarter of 2001. Further, in June 2001, the Company issued 75,000 shares resulting from the settlement of litigation with Physician's Mutual.

        On or about June 8, 2001, Electronic Engineering Company ("EEC") filed a complaint in the Iowa District Court of Polk County, against EFJohnson. Plaintiff alleges that EFJohnson engaged in wrongful activities in connection with a transaction for the installation of an EFJohnson 900-megahertz trunked radio system. The Plaintiff's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of fitness for a particular purpose, fraud, and misrepresentation. Plaintiff seeks compensatory damages of approximately $2.8 million, attorneys' fees and costs, and punitive damages in an unspecified amount. The case has been removed to United States District Court for the Southern District of Iowa and the petition has been amended to include Transcrypt as a defendant. The Company vigorously contests these allegations. However, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this legal action.

        On or about February 5, 2001, ASRC Communication ("ASRC") filed a complaint in United States District Circuit Court of Alaska, against EFJohnson. ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC. ASRC purchased approximately $0.5 million of products from EFJohnson since 1999. ASRC's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the racketeer influenced and corrupt organizations act. Plaintiff seeks compensatory damages in excess of $0.5 million, attorneys' fees and costs, and punitive damages in an unspecified amount. The Company vigorously contests ASRC's allegations. However, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this legal action.

        The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

        As a result of the Company evaluating its product lines and business segments in 2000, the Company eliminated certain of its products and product lines, and exited from certain markets. These initiatives resulted in the Company reducing its workforce by 69 employees (26%) and 24 employees (9%) in November 2000 and March 2001, respectively. Accordingly, reserves were established to cover the severance costs and other expenses associated with these workforce reductions, of which $100 remained on the balance sheet at December 31, 2000, with none at December 31, 2001.

In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2002, have a total undrawn balance of $2.1 million.

        Bonds, which expire on various dates, totaled $10.4 million on December 31, 2001. As of that date, no bonds have been drawn upon. The Company's inability to secure bonding arrangements as needed could adversely affect the award of new systems installation contracts, which could adversely affect its revenues.

11. Option Plans:

        Under the Company's 1996 Stock Incentive Plan (the "Plan"), any employee, including any director of the Company and any non-employee director or independent contractor of the Company, is eligible to be considered for the issuance of shares of common stock or of any other class of security or right of the Company which is convertible into common stock. There are approximately 1,080,000 remaining shares available to be issued under this Plan. The Plan provides that, unless otherwise provided by the Plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year.

        During 2001 and during the fourth quarter of 2000, the Company cancelled and reissued 620,000 and 366,000 stock options, respectively, under the Plan to lower the exercise price of those options to an amount approximately 150% of the prevailing market value of the Company's common stock (the "repricing"). The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. Because the quoted value of the Company's common stock has not been above the exercise price of the options subsequent to the repricing, and through December 31, 2001, by any substantial amount or for any substantial length of time, no compensation expense has been recognized in 2001 or 2000 for the effect of the repricing. However, additional compensation charges may result for the repriced stock options to the extent that the market value of the Company's common stock appreciates over the new exercise price of $0.656 per share. The market price of the Company's common stock was $0.52 at December 31, 2001.

        During 1999, the Company issued 200,000 stock options to its Chief Executive Officer pursuant to the Michael Jalbert 1999 Stock Option Agreement ("Mr. Jalbert's Option Agreement"). Similar to the Company's aforementioned repricing decision, in 2001 the exercise price for these options was decreased from $1.4375 to $0.656; as such, additional compensation charges may similarly result in the future to the extent that market value exceeds $0.656 per share.

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, the Company's pro forma net loss and pro forma income (loss) per share would have been as follows:

	2001	2000	1999
Net income (loss)—as reported	$544	$(25,386)	$(3,827)
Pro forma net income (loss)	(241)	(26,230)	(5,123)
Net income (loss) per share, basic and diluted—as reported	$0.03	$(1.88)	$(0.30)
Pro forma net income (loss) per share, basic and diluted	(0.01)	(1.94)	(0.40)

        The weighted average fair value per option at date of grant during 2001, 2000 and 1999 was $1.11, $1.39 and, $2.23, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2001	2000	1999
Expected option life	10 years	10 years	10 years
Expected annual volatility	184%	144%	138%
Risk-free interest rate	4.39%	5.94%	6.80%
Dividend yield	0%	0%	0%

        The status of the Company's stock options (excluding options under Mr. Jalbert's Option Agreement) are summarized as follows:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Options Exercisable
Balance at December 31, 1998	962,933	$4.94	627,933
Granted	920,000	2.39	—
Exercised	(7,500)	2.25	—
Forfeited	(273,272)	5.26	—

Balance at December 31, 1999	1,602,161	3.44	874,927
Granted(1)	789,250	1.57	—
Exercised	(50,000)	1.44	—
Forfeited(1)	(857,798)	3.97	—

Balance at December 31, 2000	1,483,613	1.95	775,370
Granted(1)	752,556	0.63	—
Forfeited(1)	(922,756)	2.67	—

Balance at December 31, 2001	1,313,413	$0.67	810,632

(1)
Includes 620,000 and 366,000 options cancelled and reissued during 2001 and 2000, respectively, in connection with the repricing.

        The Company's outstanding options (excluding options under Mr. Jalbert's Option Agreement) as of December 31, 2001 are as follows:

Range of Exercise Price	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Exercisable Weighted Average Exercise Price
$0.390—0.390	67,500	9.33	$0.390	—	$0.000
0.656—0.656	931,656	7.69	0.656	516,375	0.656
0.734—0.734	20,000	9.12	0.734	—	0.000
0.760—0.760	294,257	0.08	0.760	294,257	0.760

0.390—0.760	1,313,413	6.90	$0.667	810,632	$0.694

12. Benefit Plans:

        The Company has a profit sharing plan, which covers substantially all employees. Contribution levels are determined annually by the Board of Directors. There were no profit sharing contributions in any of the three years ended December 31, 2001, 2000 and 1999.

        The Company also has a 401(k) plan, which covers substantially all employees. Participants may contribute up to 15% of their annual compensation and the Company makes matching contributions of

40% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Company contributions approximated $160, $201 and $236 for the years ended December 31, 2001, 2000 and 1999, respectively.

13.  Concentrations:

        Sales to the State of South Dakota and Chester County of Pennsylvania accounted for 12% and 14%, respectively, of all sales in 2001. Sales to Motorola accounted for 17% of all sales in 2000. No customer accounted for 10% or more of total sales in 1999.

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

        In addition to being a customer, Motorola is also a key manufacturer of electronic components used by the Company. Purchases by the Company from Motorola totaled approximately $2,390, $1,062 and $808, in 2001, 2000 and 1999, respectively.

14. Export Sales:

        A significant portion of the Company's sales are made to customers outside of the United States. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic area were as follows:

	2001	2000	1999
Europe	$1,488	$797	$1,918
Middle East and Asia	3,324	3,723	2,684
Central and Latin America	4,915	2,698	7,516

	$9,727	$7,218	$12,118

15. Fair Value of Financial Instruments:

        The carrying amount of the Company's current assets and liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of the revolving line of credit approximates fair value as calculated by discounting the future cash flows of the instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

16. Segment and Related Information:

        The Company operates in two industry segments: the wireless communication industry (EFJohnson), which comprises of the design, development, manufacture and sale of stationary land mobile radio transmitters/receivers, mobile and portable radios and complete radio communication systems; and the information security industry (Transcrypt Secure Technologies), which comprises of the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication. The Company evaluates segment results based on gross margin and income from operations. Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources.

        The following table is a summary of annual results for the years ended December 31, 2001, 2000 and 1999.

In thousands	2001	2000	1999
Revenues:
Wireless Communication	$38,399	$36,100	$45,945
Information Security	5,769	6,092	7,575

	$44,168	$42,192	$53,520

Gross Profit:
Wireless Communication	$13,356	$3,714	$12,585
Information Security	3,884	4,415	4,876

	$17,240	$8,129	$17,461

Operating Income (Loss):
Wireless Communication	$(633)	$(14,906)	$(2,831)
Information Security	794	829	(1,617)

Income (Loss) from Operations	161	(14,077)	(4,448)
Other Income, net	383	1,067	621

Income (Loss) before Taxes	$544	$(13,010)	$(3,827)

Depreciation & Amortization:
Wireless Communication	$2,190	$2,858	$3,388
Information Security	270	352	872

	$2,460	$3,210	$4,260

Assets:
Wireless Communication	$29,142	$33,817
Information Security	5,023	2,349
Corporate	9,955	10,828

	$44,120	$46,994

17. Unaudited Quarterly Financial Data:

        The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2001. This information has been prepared on the same basis as the financial statements appearing elsewhere in this report. The Company's operating results for any one quarter are not indicative of results for any future period. Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2001
Revenues	$9,551	$10,564	$10,234	$13,819

Income (loss) from operations	(872)	(290)	52	1,271
Interest and other income (expenses), net	74	30	12	267

Income (loss) before income taxes	(798)	(260)	64	1,538
Provision for income taxes	—	—	—	—

Net income (loss)	$(798)	$(260)	$64	$1,538

Net income (loss) per share—basic and diluted	$(0.06)	$(0.02)	$(0.00)	$0.09

2000
Revenues	$11,360	$11,915	$11,664	$7,253

Loss from operations	(3,833)	(2,857)	(1,568)	(5,819)
Interest and other income (expense), net	582	263	88	134

Loss before income taxes	(3,251)	(2,594)	(1,480)	(5,685)
Provision for income taxes	—	—	—	12,376

Net loss	$(3,251)	$(2,594)	$(1,480)	$(18,061)

Net loss per share—basic and diluted	$(0.25)	$(0.20)	$(0.11)	$(1.26)

        In 1998, a special provision of $10.0 million was made for the potential settlement of pending class action litigation, which provision was reduced by $2.2 million in the second quarter of 1999 to reflect a lower than anticipated settlement. During the second and fourth quarters of 2000, the Company further reduced the special provision by $0.4 million and $0.5 million, respectively, to reflect favorable settlements of certain litigation and other issues.

        During the fourth quarter of 2000, the Company recognized an impairment charge of $2,255 on intangible assets and recognized income tax expense of $12,376 as a result of increasing its valuation allowance for deferred tax assets. (See Note 8.)

        As a result of the September 11, 2001 attacks, the Company experienced a temporary disruption in its vendor supply chain, this disruption effectively "moving" approximately $1.7 million of revenues and $0.5 million in income from operations from the third quarter of 2001 to the fourth quarter of 2001.

18. Related Party Transaction

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

19. Financial Condition and Liquidity:

        The Company incurred net losses of $25.4 million and $3.8 million for the years ended December 31, 2000 and 1999, respectively. The Company also used cash in operations of $12.3 million and $0.9 million for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, the Company had approximately $1.4 million available under its existing line of credit and had unrestricted cash of approximately $1.4 million.

        The Company's long-term viability, as well as its ability to meet its existing operating requirements and future capital needs, depends on its ability to achieve and maintain profitable operations. Consequently, the Company implemented certain initiatives in the fourth quarter of 2000 to improve its fiscal performance in both the short and long term. These initiatives included workforce reductions of 69 and 24 employees in November 2000 and March 2001, respectively. In addition, the Company evaluated its products and product lines, and adjusted prices and eliminated products and product lines in order to maximize overall profitability. These and other infrastructure changes have enabled the organization, in the opinion of management, to more readily respond to and take advantage of the opportunities available to the Company. The result of these initiatives is a reduction in the minimum level of revenues necessary to support the organization. The amount of revenues required to provide adequate cash flow to support the Company depends in part upon the mix of products and services sold by the Company. The Company recognized net income of $544 and provided cash from operation of $3,851 for the year ended December 31, 2001. The extent to which the Company continues to successfully implement these initiatives will have a significant impact on the Company's future operating cash flows. Management anticipates that the Company will be able to achieve a sufficient level of cash flows in the future to continue operations. Nevertheless, the Company's failure to achieve its future revenue and profitability goals, and other factors beyond the Company's control, could result in losses, liquidity problems, additional asset impairment charges, and possible insolvency.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of period	Charged to Expenses (Provisions)	Charged to other Accounts	Deductions (Write-offs)	Balance at End of period
Allowance for Doubtful Accounts for the:
Year Ended December 31, 1999	1,996,791	246,698	—	673,877	1,569,612
Year Ended December 31, 2000	1,569,612	(564,070)	—	182,556	822,986
Year Ended December 31, 2001	822,986	(264,653)	—	273,973	284,360
Inventory Obsolescence Reserve for the:
Year Ended December 31, 1999	3,145,932	957,841	—	385,059	3,718,714
Year Ended December 31, 2000	3,718,714	776,312	—	1,339,143	3,155,883
Year Ended December 31, 2001	3,155,883	171,125	—	1,167,220	2,159,788
Valuation Allowance for Deferred Tax Asset for the:
Year Ended December 31, 1999	8,013,000	1,021,000	—	—	9,034,000
Year Ended December 31, 2000	9,034,000	15,212,000	—	—	24,246,000
Year Ended December 31, 2001	24,246,000	(546,000)	—	—	23,700,000
Allowance for Warranty Reserve for the:
Year Ended December 31, 1999	530,147	450,260	—	477,601	502,806
Year Ended December 31, 2000	502,806	638,128	—	636,038	504,896
Year Ended December 31, 2001	504,896	731,500	—	802,288	434,108

S-1

Index of Attached Exhibits

        The following documents are included in this report.

Exhibit Number	Description
10.10	Promissory Note dated July 27, 2001 between Transcrypt International, Inc. and David L. Hattey.
10.11	Letter Agreement dated August 13, 2001 between Transcrypt International, Inc. and Massoud Safavi, regarding employment rights.
10.14	Transcrypt Executive Health Program.
10.23	Addendum I to License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of July 12, 2001 (original License Agreement dated as of August 1, 1995 is incorporated by reference as Exhibit 10.12 to the January 1997 Registration Statement).
23.1	Consent of Grant Thornton LLP.
23.2	Consent of KPMG LLP.

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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEPENDENT REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2001 and 2000 (in thousands, except share data)
TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2001, 2000, and 1999 (in thousands, except share and per share data)
TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Years Ended December 31, 2001, 2000 and 1999 (in thousands, except share data)
TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2001, 2000, and 1999 (in thousands, except share data)
TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands except share and per share data)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Index of Attached Exhibits