Form 10-K/A
period 2001-12-31
TRANSCRYPT INTERNATIONAL INC
filed 2002-04-30
CIK 1023516

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
 Common Stock, par value $0.01 per share
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on April 26, 2002, as reported in the Over the Counter Bulletin Board market was approximately $19,675,000. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding of the Registrant's Common Stock, as of April 26, 2002: 17,577,315.

        Transcrypt International ("Transcrypt") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") filed with the SEC on March 7, 2002 for the purpose of including Part III, Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions).

Part III

Item 10—Directors and Executive Officers of the Registrant

Directors

        The following are the biographies of our current directors.

Name and Age	Principal Occupation and Business Experience
Class I Directors—Terms expire in 2003:
Edward H. Bersoff (59)	Dr. Bersoff has served as a director of Transcrypt since June 1999. Dr. Bersoff serves as Chief Executive Officer and Chairman of the Board of Directors of Re-route Corporation, an e-mail address management solutions provider. Previously, Dr. Bersoff served as BTG's President, Chief Executive Officer, and Chairman of the Board of Directors since the Company's founding in 1982. BTG was recently acquired by the Titan Corporation. Dr. Bersoff also serves as a director of Titan Corporation, Phillips International, Inc., the Potomac Bank of Virginia, New York University, the Inova Health System, the Wolf Trap Foundation, and the Eugene and Agnes E. Meyer Foundation. Dr. Bersoff earned a PhD in mathematics from New York University and completed the Owner/President Management Program at Harvard Business School. Dr. Bersoff holds the position of Distinguished Professor at George Mason University.
Winston J. Wade (63)
Mr. Wade has served as a director of Transcrypt since July 1996. Effective February 1999, Mr. Wade retired as Chief Executive Officer and Chief Operating Officer of Binariang-Malaysia, a joint venture of MediaOne for which he served since January of 1997. From February to December 1996, he served as managing director of BPL U.S. West Cellular in India. From 1963 to 1996, he held various positions with Northwestern Bell, AT&T, and U.S. West Communications. Mr. Wade also serves as a director of the University of Nebraska Foundation, AmeritasAcacia Life Insurance Company, and SCC Communications.
Class II Director—Term expires in 2004:
Thomas R. Thomsen (66)	Mr. Thomsen has served as a director of Transcrypt since July 1995. Between August 1995 and November 1999, he served as Chairman of the Board of Directors and Chief Executive Officer of Lithium Technology Corporation ("LTC"), a public company that manufactures rechargeable batteries. Mr. Thomsen had served as a director of LTC since February 1995. In January 1990, Mr. Thomsen retired as President of AT&T Technologies, after holding numerous senior management positions including director of Sandia Labs, Western Electric (Lucent Technologies), AT&T Credit Corp. and Oliveti Inc. Mr. Thomsen currently serves as a director of the Ilion Corporation, the Pioneer Foundation, and the Executive Committee of the University of Nebraska Technology Park. Mr. Thomsen is currently retired.

Class III Directors—Terms expire in 2002:
Michael E. Jalbert (57)	Mr. Jalbert was appointed to serve as a director upon his hiring as President and Chief Executive Officer of Transcrypt on March 1, 1999. Mr. Jalbert was elected Chairman of the Board of Directors on March 25, 1999. Prior to joining Transcrypt, Mr. Jalbert served as President and Chief Executive Officer of Microdyne Corp., a Nasdaq listed company, from March 1997 to February 1999. From 1995 to 1997, Mr. Jalbert served as President and Chief Executive Officer of IDB Communications. From 1992 to 1995, Mr. Jalbert was President of the CSD division of Diversey Corporation. Mr. Jalbert joined the Diversey Corporation from West Chemical Corporation, where he was President and Chief Operating Officer from 1987 to 1992. Mr. Jalbert is currently on the Board of Directors of AeA, a technology trade association based in Washington DC. In addition, Mr. Jalbert also serves as a director of the Chesapeake Presidents Organization.
Massoud Safavi (49)
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

Executive Officers

        The following are the biographies of our current executive officers, except for Mr. Jalbert, our President and CEO, and Mr. Massoud Safavi, our Senior Vice President and Chief Financial Officer, whose biographies are included under "Directors."

Name and Age	Principal Occupation and Business Experience
Dennis E. Blaine (52)	Mr. Blaine joined Transcrypt in November 2000, and is currently the Vice President and General Manager of Transcrypt Secure Technologies division. Prior to joining Transcrypt, Mr. Blaine was Acting Vice President of Business Development for Advanced Business Sciences, Inc., a provider of wireless security solutions. From 1996 to 1999, Mr. Blaine was Senior Vice President of Global Business Development for the Sitel Corporation.
David L. Hattey (42)
Mr. Hattey joined Transcrypt in April 2000, and is currently the President and General Manager of EFJohnson Company. Prior to joining Transcrypt, Mr. Hattey was Vice President of Operations for RACOM Corporation, a provider of digital wireless networking solutions. From 1996 to 1997, Mr. Hattey was a Vice President with Ericsson, Inc.
R. Andrew Massey (32)
Mr. Massey, an attorney, joined Transcrypt in December 1997 and has served as Corporate Secretary since June 1998. From November 1995 to July 1997, he served as a legal assistant to the Nebraska Public Service Commission.
Nancy E. Morrison (50)
Mrs. Morrison joined Transcrypt in October 1999, and is currently the Vice President of Human Resources. Prior to joining Transcrypt, Mrs. Morrison provided human resources consulting services to manufacturing companies. From 1995 to 1999, Mrs. Morrison was Director and Vice President of Human Resources for HR Solutions.
Terry A. Watkins (51)
Mr. Watkins joined Transcrypt in May 2001, and is currently the Corporate Controller. Prior to joining Transcrypt, from August 1997 until April 2001, Mr. Watkins was self-employed as a financial consultant. From April 1992 until July 1996, Mr. Watkins was the Executive Vice President and Chief Financial Officer of U.S. Transportations Systems, Inc., a publicly held company engaged in various aspects of transportation. Mr. Watkins is a C.P.A.

Did Directors, Executive Officers, and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 2001?

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers, and greater-than-10% stockholders to file reports with the SEC reflecting changes in their beneficial ownership of Transcrypt common stock and to provide us with copies of the reports. Based on our review of these reports and certifications furnished by each of the reporting persons, we believe that all of these reporting persons complied with their filing requirements for 2001 except for one failure to file a timely Form 3 for each of Dennis E. Blaine, David L. Hattey, Nancy E. Morrison and Terry A. Watkins.

Item 11—Executive Compensation

        Meeting Fees.    In 2001, we paid our non-employee directors a fee of:

  •
  $5,000 quarterly retainer;
  •
  $1,000 for attendance at each Board meeting;
  •
  $500 for attendance at each telephonic Board meeting; and
  •
  $500 for attendance at each committee meeting

        The aggregate amount in fees we paid to our non-employee directors in 2001 was $103,000. In addition, our directors are eligible to participate in the 1996 Stock Incentive Plan. Between November 2000 and January 2001, Transcrypt repriced the options previously granted to directors of Transcrypt by granting replacement options to such persons to acquire a total of 43,106 shares of Transcrypt's common stock at an exercise price of $.656 per share, which was above the then-market value. Of the 43,106 common stock shares that were repriced for directors of Transcrypt, 33,106 shares of common stock were repriced in 2001. All of the repriced options have an exercise price of $.656 per share, which was above the then-market value. The repriced options started a new five (5) year vesting schedule.

        Expenses and Benefits.    We reimburse all directors for out-of-pocket and travel expenses incurred in attending Board meetings.

Executive—Compensation

        The following table shows the compensation paid during the last three years (or for such shorter period that we employed the individual) of our chief executive officer and the three other most highly compensated officers who earned salary and bonus compensation in excess of $100,000 during 2001 (the "Named Executive Officers").

Summary Compensation Table

Annual Compensation
Name and Principal Position							Long-Term Compensation Awards Options		All Other Compensation(1)
	Year	Salary	Bonus		Other
Michael E. Jalbert President, Chairman and Chief Executive Officer(2)	2001 2000 1999	$294,996 294,996 243,939	$375,000 100,000 275,000	(3) (6) (8)	$14,805 13,969 215,595	(4) (7) (9)	600,000 — 600,000	(5) (5)	$13,012 9,300 8,600
Massoud Safavi Chief Financial Officer(10)	2001 2000 1999	200,000 200,000 39,231	101,750 80,000 75,000	(11) (13) (16)	10,602 10,634 2,122	(12) (14) (17)	— 200,000 200,000	(15) (15)	4,080 — —
David L. Hattey President, EFJohnson Company(18)	2001 2000 1999	175,000 124,523 N/A	71,252 34,441	(19) (21)	24,032 66,731	(20) (22)	25,000 200,000	(23)	— —
Dennis E. Blaine Senior Vice President and General Manager of Transcrypt Secure Technologies(24)	2001	135,693	8,599	(25)	7,750	(26)	30,000		—
George R. Spiczak Senior Vice President and General Manager of Transcrypt Secure Technologies(27)	2001 2000 1999	104,326 175,000 129,231	— 67,374 57,000	(29) (31)	30,024 1,500 118,833	(28) (30) (32)	158,750 8,750 150,000	(33) (33) (33)	969 1,176 —

(1)
All amounts shown represent the 401K plan matching contributions, except for Mr. Jalbert's listed amounts, which represents life insurance policy expenses of $10,200, $9,300, and $8,600, respectively, in 2001, 2000, and 1999.

(2)
Mr. Jalbert joined Transcrypt in March 1999.

(3)
Represents two separate bonus payments and the loan forgiveness of Mr. Jalbert's January 7, 2000 loan in the principal amount of $175,000.

(4)
Mr. Jalbert was paid $14,805 for a car allowance.

(5)
Mr. Jalbert was originally granted options to acquire 400,000 shares of common stock at an exercise price of $2.984 per share on March 1, 1999. These options were cancelled in connection with the regrant of options to acquire 400,000 shares of common stock at an exercise price of $.656 per share on January 24, 2001. In 1999, Mr. Jalbert received 200,000 options granted pursuant to an agreement outside the 1996 Stock Incentive Plan at an exercise price of $2.25 per share. The 200,000 options were cancelled in connection with the regrant of options to acquire 200,000 shares of common stock at an exercise price of $.656 per share on July 26, 2001.

(6)
Represents a bonus of $100,000.

(7)
Mr. Jalbert was paid $13,969 for a car allowance.

(8)
Includes a $150,000 signing bonus and a $125,000 service bonus.

(9)
Represents amounts paid for a moving allowance of $209,874 and a car allowance of $5,721.

(10)
Mr. Safavi joined Transcrypt in October 1999.

(11)
Represents two separate service bonus payments.

(12)
Represents a car allowance of $10,602.

(13)
Includes a $75,000 signing bonus and a $5,000 service bonus.

(14)
Represents a car allowance of $10,634.

(15)
Mr. Safavi was originally granted options to acquire 200,000 shares of common stock at an exercise price of $2.25 per share on October 19, 1999. These options were cancelled in connection with the regrant of options to acquire 200,000 shares of common stock at an exercise price of $.656 per share on December 20, 2000.

(16)
Represents a $75,000 signing bonus.

(17)
Represents a car allowance of $2,122.

(18)
Mr. Hattey joined Transcrypt in July 2000.

(19)
Represents two separate service bonus payments.

(20)
Represents amounts paid for moving allowance of $17,432 and a car allowance of $6,600.

(21)
Represents amounts paid for a service award of $9,441 and a $25,000 signing bonus.

(22)
Represents a moving allowance of $61,781 and a car allowance of $4,950.

(23)
Mr. Hattey was originally granted options to acquire 100,000 shares of common stock at an exercise price of $2.563 per share on July 25, 2000. These options were cancelled in connection with the regrant of options to acquire 100,000 shares of common stock at an exercise price of $.656 per share on November 21, 2000.

(24)
Mr. Blaine joined Transcrypt in November 2000.

(25)
Represents two separate bonus payments.

(26)
Represents a car allowance of $7,750.

(27)
Mr. Spiczak joined Transcrypt in April 1999. Mr. Spiczak ceased to be an executive officer of Transcrypt on
March 7, 2001.

(28)
Represents amounts paid for moving allowance of $24,486 and a car allowance of $5,538.

(29)
Represents amounts paid for a service bonus of $42,374 and a $25,000 signing bonus.

(30)
Represents a travel service payment of $1,500.

(31)
Represents amounts paid for a service bonus of $32,000 and a $25,000 signing bonus.

(32)
Represents amounts paid for moving allowance of $111,019 and a car allowance of $7,814.

(33)
These options have expired unexercised on September 28, 2001.

Option Grants in Last Fiscal Year

	Individual Grants
							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in 2001
Name					Exercise Price	Expiration Date
							5%	10%
Michael E. Jalbert	400,000	(2)	42.7%		$.656	1/24/11	$71,928	$224,896
Michael E. Jalbert	200,000	(3)	21.4%		.656	7/26/11	15,401	102,237
Massoud Safavi	—		—		—	—	—	—
David L. Hattey	25,000	(4)	2.7%		.390	4/30/11	6,132	15,539
Dennis E. Blaine	10,000 20,000	(4) (4)	1.1 2.1	% %	.656 ..734	1/23/11 2/12/11	3,116 9,232	8,847 23,396
George R. Spiczak	8,750	(5)	1.0%		.656	1/25/10	2,325	6,521
	50,000 100,000	(5) (5)	5.3 10.7	% %	.656 ..656	6/29/09 4/1/03	12,011 22,962	33,528 64,010

(1)
The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the common stock, compounded annually over a ten-year period, and assuming that the closing price was the market value of the common stock on the date of grant. The actual value (if any) that an executive officer receives from a stock option will depend upon the amount by which the market price of our common stock exceeds the exercise price of the option on the date of exercise. We cannot assure that the common stock will appreciate at any particular rate or at all in future years.

(2)
These options are exercisable when vested and vest as follows: 50% of such options vested on the date the option was granted (January 24, 2001) and 25% shall vest on each March 1 thereafter until fully vested. These options were granted in exchange for the 400,000 options that were granted pursuant to the 1996 Stock Incentive Plan.

(3)
These options are exercisable when vested and vest as follows: 66% of such options vested on the date the option was granted (July 26, 2001) and 17% shall vest on each October 19 thereafter until fully vested. These options were granted in exchange for the 200,000 options that were granted pursuant to the Michael Jalbert 1999 Stock Option Agreement.

(4)
These options are exercisable when vested and vest as follows: 20% of such options shall vest on the first anniversary of the date the option was granted, and an additional 20% shall vest on each anniversary thereof until fully vested. These options were granted pursuant to the 1996 Stock Incentive Plan.

(5)
These options have expired unexercised on September 28, 2001.

        The following table sets forth the number and value of stock options held by the Named Executive Officers at December 31, 2001.

Fiscal Year-End Option Value Table

			Number of Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End(1)
	Shares Acquired On Exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael E. Jalbert	—	—	380,000	220,000	$0	$0
Massoud Safavi	—	—	119,999	80,001	0	0
David L. Hattey	—	—	20,000	105,000	0	3,250
Dennis E. Blaine	—	—	0	30,000	0	0
George R. Spiczak	—	—	—	—	0	0

(1)
Solely for purposes of this table, the fair market value per share of common stock is assumed to be $0.52, the closing price of the common stock as reported on the OTC Bulletin Market on December 31, 2001.

Employment Agreements, Termination of Employment and Change of Control Provisions

        On March 1, 1999, we entered into an Employment Agreement with Michael E. Jalbert, our Chairman, President, and CEO for a term beginning on March 1, 1999 and ending March 1, 2001. The Employment Agreement was automatically renewed for an additional two-year period. The agreement sets forth a base salary of $295,000 per year and provides for an annual bonus in an amount targeted at 50% of base salary, if Transcrypt meets or exceeds certain performance objectives set by the Board of Directors. The agreement provides for certain benefits to Mr. Jalbert, including paid vacations, car allowance, participation in our qualified profit sharing plans, and employee group and disability insurance. Additionally, Mr. Jalbert was paid a signing bonus of $150,000 and received an additional bonus of $100,000 on the first anniversary of his employment date. The agreement provides for the grant to Mr. Jalbert of 400,000 stock options of which 25% vest immediately and 25% vest on each subsequent anniversary of his employment over the next 3 years.

        In the event of termination of the Employment Agreement after a change in control, as defined in the agreement: (1) all of Mr. Jalbert's unvested options shall vest immediately; (2) Transcrypt shall pay Mr. Jalbert a lump sum severance payment equal to three years of base salary and will consider providing a transaction bonus; and (3) Mr. Jalbert will continue to receive all benefits for one year after termination. A change in control is defined in the agreement as a change in the ownership of Transcrypt or a sale, assignment or transfer of all or substantially all of its assets which results in a forced change in the majority of the Board of Directors. The Employment Agreement provided for Mr. Jalbert to enter concurrently into a separate Confidentiality and Non-Compete Agreement, effective during the term of the agreement.

        On September 10, 1999, we entered into an Employment Agreement with Massoud Safavi, our Senior Vice President, and Chief Financial Officer for a term beginning on October 15, 1999 and ending October 15, 2001. Transcrypt gave Mr. Safavi notice that it did not intend to renew the agreement in accordance with the terms of the agreement, which terminated as of October 15, 2001. Transcrypt did provide assurances to Mr. Safavi that in the event of termination of Mr. Safavi's employment with Transcrypt, Transcrypt shall pay Mr. Safavi a lump sum severance payment equal to one year of base salary.

        On November 21, 2000, Transcrypt amended its standard option agreement, as permitted by the 1996 Stock Incentive Plan, to provide for acceleration of all options within fifteen days of the occurrence of a change of control event, as defined in the agreement.

        On July 27, 2001, Transcrypt extended an interest free loan to EFJohnson's President, David L. Hattey, in the principal amount of $40,000.

Item 12—Security Ownership of Certain Beneficial Owners and Management

        The following table shows, as of April 29, 2002, all persons we know to be "beneficial owners" of more than five percent of Transcrypt's outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class(2)
John T. Connor II 1281 Gulf of Mexico Drive Longboat Key, Fl 34228-4626	894,097	(3)	5.1%
Janice K. Connor 1281 Gulf of Mexico Drive Longboat Key, Fl 34228-4626	894,097	(4)	5.1%

(1)
"Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you "beneficially" own Transcrypt common stock not only if you hold it directly, but also if you directly or indirectly through a relationship, a position as a director or trustee, or a contract or understanding, have or share the power to vote the stock, to invest it, to sell it, or you currently have the right to acquire it or the right to acquire it within 60 days of April 29, 2002.

(2)
We consider the 217,542 shares of our non-voting common stock held by First Commerce Bancshares, Inc. outstanding for computing the percentage each person or entity owns.

(3)
Mr. Connor disclaims beneficial ownership of 362,008 shares held by Janice Connor and 86,632 shares held by or in trust for other members of the Connor family, and 82,674 shares held by Mr. Connor's son, John T. Connor III. The information about the Connor family is based on a Schedule 13G report filed with the SEC on or about February 14, 2002. If you wish, you may obtain this report from the SEC.

(4)
Mrs. Connor shares voting and investment power of these with her husband, John T. Connor II. Mrs. Connor disclaims beneficial ownership of 362,783 shares held by John T. Connor II and 86,632 shares held by or in trust for other members of the Connor family, and 82,674 shares held by Mrs. Connor's son, John T. Connor III. The information about the Connor family is based on a Schedule 13G report filed with the SEC on or about February 14, 2002. If you wish, you may obtain this report from the SEC.

How Much Stock is Owned by Directors and Executive Officers?

        The following table shows, as of April 29, 2002, the Transcrypt common stock beneficially owned by our current directors and Named Executive Officers who are included in the Summary Compensation Table on page 10 and are still employed with Transcrypt, and those shares of common stock owned by all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class(2)
Michael E. Jalbert	514,000	(3)	2.9%
Massoud Safavi	144,999	(4)	*
David L. Hattey	20,000	(5)	*
Dennis E. Blaine	6,000	(5)	*
Thomas R. Thomsen	4,311	(6)	*
Winston J. Wade	3,311	(5)	*
Edward H. Bersoff	1,000	(5)	*
All current executive officers and directors as a group (10 persons)	699,621	(7)	3.8%

*
Less than 1%

(1)
"Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you "beneficially" own Transcrypt common stock not only if you hold it directly, but also if you directly or indirectly through a relationship, a position as a director or trustee, or a contract or understanding have or share the power to vote the stock, to invest it, to sell it or you currently have the right to acquire it or the right to acquire it within 60 days of April 29, 2002.

(2)
Shares of Transcrypt common stock issuable upon exercise of stock options currently exercisable, or exercisable within 60 days of April 29, 2002, are considered outstanding for computing the percentage of the person holding those options but are not considered outstanding for computing the percentage of any other person. We consider the 217,542 shares of our non-voting common stock held by First Commerce Bancshares, Inc. outstanding for computing the percentage each person owns. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power, if any, with respect to all shares of common stock each beneficially owns.

(3)
Includes 480,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 29, 2002.

(4)
Includes 119,999 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 29, 2002.

(5)
Consist solely of shares issuable upon the exercise of stock options that are exercisable within 60 days of April 29, 2002.

(6)
Includes 3,311 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 29, 2002.

(7)
Includes 633,621 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 29, 2002.

Item 13—Certain Relationships and Related Transactions

        On January 7, 2000, Transcrypt extended an interest free loan to its Chief Executive Officer, Michael E. Jalbert, in the principal amount of $175,000. In March 2001, Transcrypt forgave repayment of Mr. Jalbert's loan. All tax obligations associated with the loan are sole responsibility of Mr. Jalbert.

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
Dated April 29, 2002
By:	/s/ MASSOUD SAFAVI Massoud Safavi Chief Financial Officer (Principal Financial Officer)
Dated: April 29, 2002

QuickLinks

Part III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
SIGNATURES