Form 10-Q
period 2002-03-31
TRANSCRYPT INTERNATIONAL INC
filed 2002-05-02
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 26, 2002, 17,577,315 shares of the Registrant's Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(in thousands, except share data)

	MARCH 31, 2002	DECEMBER 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,489	$11,582
Accounts receivable, net of allowance for returns and doubtful accounts of $450 and $284 respectively	4,809	6,540
Receivables—other	221	493
Cost in excess of billings on uncompleted contracts	1,707	1,616
Inventories, net	12,332	11,262
Prepaid expenses	485	366

Total current assets	26,043	31,859
Property, plant and equipment, net	2,253	2,116
Deferred income taxes	500	500
Intangible assets, net of accumulated amortization	9,324	9,370
Other assets	746	275

TOTAL ASSETS	$38,866	$44,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$—	$5,120
Accounts payable	4,591	4,409
Billings in excess of cost on uncompleted contracts	165	147
Deferred revenue—current	678	794
Accrued expenses	2,092	2,744

Total current liabilities	7,526	13,214
Deferred revenue—long-term	211	312

TOTAL LIABILITIES	7,737	13,526

Stockholders' equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 25,000,000 voting shares authorized, 17,359,773 issued and outstanding as of March 31, 2002 and December 31, 2001; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	176
Additional paid-in capital	96,872	96,435
Accumulated deficit	(65,919)	(66,017)

TOTAL STOCKHOLDERS' EQUITY	31,129	30,594

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,866	$44,120

See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2002 and 2001
(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Revenues	$9,897	$9,551
Cost of sales	5,482	5,966

Gross profit	4,415	3,585

Operating expenses:
Research and development	1,220	1,136
Sales and marketing	1,257	1,318
General and administrative	2,085	2,003

Total operating expenses	4,562	4,457

Loss from operations	(147)	(872)
Interest income	29	136
Interest expense	(15)	(129)
Other income	231	67

Income (loss) before income taxes	98	(798)
Income tax provision	—	—

Net income (loss)	$98	$(798)

Net income (loss) per share—Basic	$0.01	$(0.06)

Net income (loss) per share—Diluted	$0.01	$(0.06)

Weighted average common shares—Basic	17,577,315	14,423,913

Weighted average common shares—Diluted	17,856,207	14,423,913

See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2002 and 2001
(Unaudited and in thousands, except share data)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$98	$(798)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	298	664
Non-cash compensation—intrinsic value of repriced options	437	—
Gain on sale of fixed assets	(21)	(22)
Changes in assets and liabilities:
Accounts receivable	2,003	(1,215)
Cost in excess of billings on uncompleted contracts	(91)	(828)
Inventories	(1,070)	2,148
Prepaid expenses	(119)	174
Accounts payable	182	69
Billings in excess of cost on uncompleted contracts	18	(692)
Deferred revenues	(217)	235
Accrued and other liabilities	(652)	(140)

Total adjustments	768	393

Net cash provided by (used in) operating activities	866	(405)

Cash flows from investing activities:
Proceeds from sale of fixed assets	3	22
Purchase of property, plant and equipment	(371)	(98)
Other assets	(471)	240

Net cash provided by (used in) investing activities	(839)	164

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	(5,120)	320

Net cash provided by (used in) financing activities	(5,120)	320

Net increase (decrease) in cash and cash equivalents	(5,093)	79
Cash and cash equivalents, beginning of period	11,582	11,409

Cash and cash equivalents, end of period	$6,489	$11,488

See accompanying notes to the condensed consolidated financial statements.

TRANSCRYPT INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2002 and 2001
(Unaudited and in thousands)

1.    GENERAL

        The condensed consolidated balance sheet of Transcrypt International, Inc. ("Transcrypt" or the "Company") at December 31, 2001 has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2002. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period's presentation to conform to the current presentation.

2.    ORGANIZATION AND CONSOLIDATION

        The Company is a manufacturer of wireless communications products and systems and information security products. Through EFJohnson, the Company designs, develops, manufactures and markets: (1) stationary land mobile radio ("LMR") transmitters/receivers (base stations or repeaters); and (2) mobile and portable radios. The Company sells its LMR products and systems mainly to two broad markets: (1) public safety and other governmental users and (2) business and industrial users. Through its Transcrypt Secure Technologies division, the Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR markets as an add-on security device for analog radios.

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

3.    REVENUE RECOGNITION

        The Company's revenue recognition policy is in accordance with the criteria put forth in Staff Accounting Bulletin 101. Revenues are recognized when the earnings process is complete, generally when the product is shipped, less an estimate for an allowance for returns, if applicable, if collection is reasonably assured. For shipments where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, such as a reseller of product selling the product to the end user, the Company recognizes revenue when the contingency lapses, generally upon cash collection. On occasion, the Company recognizes revenue prior to shipment when a delayed delivery schedule is requested by the customer as dictated by the customer's business needs, however, only when the following conditions are met: 1) product is complete and ready for shipment; 2) product is physically segregated from the Company's inventory; 3) title and risk of loss has passed to the customer; 4) the customer's purchase commitment is fixed; 5) the Company has no remaining performance obligations; and 6) the delivery schedule is fixed.

4.    NET INCOME (LOSS) PER SHARE

        Basic income (loss) per share ("EPS") is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three months ended March 31, 2001, the impact of outstanding stock options on diluted EPS was anti-dilutive as the exercise prices of outstanding stock options were greater than the average market price of the common shares for the period ended March 31, 2001 and the period ended March 31, 2001 has a net loss. For the three months ended March 31, 2002, outstanding stock options granted as of such date to purchase common stock at an exercise price below the average market price of the common stock for the period ended March 31, 2002 are considered common stock equivalents in the calculation of diluted EPS. The Company uses the treasury stock method to calculate diluted weighted average shares, as if all such options were outstanding for the three-month period presented.

5.    INVENTORIES

        The following is a summary of inventory at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
Raw materials and supplies	$8,108	$6,965
Work in progress	2,040	2,205
Finished goods	4,476	4,252

	14,624	13,422
Reserve for obsolescence	(2,292)	(2,160)

Total inventories, net	$12,332	$11,262

6.    INTANGIBLE ASSETS

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted the provisions SFAS 142, and, accordingly, goodwill and certain other intangible assets are no longer amortized to earnings effective January 1, 2002. Instead, as required by SFAS 142, the Company reviews its intangible assets for impairment. The Company performed such fair value impairment test at December 31, 2001 and updated such test at March 31, 2002, concluding that no impairment of goodwill and certain other intangible assets was deemed necessary at either date. As a result of SFAS 142, the Company's amortization of goodwill was decreased by $237 in the first quarter of 2002, as compared to the same period in 2001. The Company amortized $1,137 of goodwill and certain other intangible assets in fiscal year 2001, which amount, in accordance with SFAS 142, will not be amortized in 2002 and thereafter.

7.    REVOLVING LINE OF CREDIT

        At December 31, 2001, the Company had a $10.0 million secured line of credit with a regional bank with an outstanding balance of $5,120. In February 2002, the Company voluntarily chose to pay off and terminate such line of credit, as management no longer assessed any operational need for the line of credit.

8.    REPRICED STOCK OPTIONS

        In 2000 and 2001, the Company effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of the Company's common stock (the "repricing"). The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. The Company had previously accounted for these option grants as fixed plan awards. As of March 31, 2002, approximately 1,002,000 of these repriced options, in various stages of vesting, are outstanding. Because the quoted value of the Company's common stock in 2001 was not above the exercise price of the options subsequent to the repricing, by any substantial amount or for any substantial length of time, no compensation expense was recognized in 2001 for the effect of the repricing. However, at March 31, 2002, the market value of the Company's common stock was $1.23, and non-cash compensation charges, therefore, resulted to the extent that the market value exceeded the repriced exercise price. In the three months ended March 31, 2002, the amount of compensation expense relating to these repriced options was $437,000, which amount is included in general and administrative expenses.

9.    COMMITMENTS AND CONTINGENCIES

        On or about June 8, 2001, Electronic Engineering Company ("EEC") filed a complaint in the Iowa District Court of Polk County, against EFJohnson. Plaintiff alleges that EFJohnson engaged in wrongful activities in connection with a transaction for the installation of an EFJohnson 900-megahertz trunked radio system. The Plaintiff's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of fitness for a particular purpose, fraud, and misrepresentation. Plaintiff seeks compensatory damages of approximately $2.8 million, attorneys' fees and costs, and punitive damages in an unspecified amount. The case has been removed to United States District Court for the Southern District of Iowa, and the petition has been amended to include Transcrypt as a defendant. The Company vigorously contests EEC's allegations. However, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this legal action.

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

        The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations, or cash flows.

        In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2002, have a total undrawn balance of $2.1 million at March 31, 2002. Bonds, which expire on various dates, totaled $10.4 million on March 31, 2002. As of that date, no bonds have been drawn upon.

10.  SEGMENT AND RELATED INFORMATION

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

        The following table is a summary of unaudited quarterly results for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
In thousands
	2002	2001
Revenues:
Wireless Communication	$8,305	$8,229
Information Security	1,592	1,322

	$9,897	$9,551

Gross Profit:
Wireless Communication	$3,387	$2,758
Information Security	1,028	827

	$4,415	$3,585

Operating Profit (Loss):
Wireless Communication	$(284)	$(921)
Information Security	137	49

Loss from Operations	(147)	(872)
Other Income, net	245	74

Income (Loss) before Taxes	$98	$(798)

Depreciation & Amortization:
Wireless Communication	$249	$586
Information Security	49	78

	$298	$664

Assets:
Wireless Communication	$30,805	$31,877
Information Security	3,301	2,393
Corporate	4,760	11,718

	$38,866	$45,988

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table presents certain Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended March 31,
	2002	2001
Revenues	100.0%	100.0%
Cost of sales	55.4%	62.5%

Gross profit	44.6%	37.5%

Operating expenses:
Research and development	12.3%	11.9%
Sales and marketing	12.7%	13.7%
General and administrative	21.1%	21.0%

Total operating expenses	46.1%	46.6%

Income (loss) from operations	(1.5)%	(9.1)%
Interest income (expense)—net	—	—
Other income	2.5%	0.7%

Income (loss) before income taxes	1.0%	(8.4)%
Provision for income taxes	—	—

Net income (loss)	1.0%	(8.4)%

        Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These forward-looking statements relate to, among other things, the results of the Company's product development efforts, future sales and expense levels, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products, and the Company's other business plans for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks detailed in "ITEM 1. BUSINESS—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Revenues

        The Company's revenue recognition policy is in accordance with the criteria put forth in Staff Accounting Bulletin 101. Revenues are recognized when the earnings process is complete, generally when the product is shipped, less an estimate for an allowance for returns, if applicable, if collection is reasonably assured. For shipments where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, such as a reseller of product selling the product to the end user, the Company recognizes revenue when the contingency lapses, generally upon cash collection. On occasion, the Company recognizes revenue prior to shipment when a delayed delivery schedule is requested by the customer as dictated by the customer's business needs, however, only when the following conditions are met: 1) product is complete and ready for shipment; 2) product is physically segregated from the Company's inventory; 3) title and risk of loss has passed to the customer; 4) the customer's purchase commitment is fixed; 5) the Company has no remaining performance obligations; and 6) the delivery schedule is fixed.

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

        Revenues increased 4% to $9.9 million in the first quarter of 2002, as compared to $9.6 million during the same period in 2001. Of total revenues in the first quarter, the wireless communication segment comprised $8.3 million, which represents a slight increase of 1% over segment revenues of $8.2 million during the same period in 2001. Information security segment revenues of $1.6 million represent a 20% increase as compared to revenues of $1.3 million during the same period in 2001.

        EFJohnson's revenues increased slightly from the prior year. Management would expect this trend to continue through the current fiscal year. EFJohnson's revenues represent its continued market emphasis on federal, state and local customers.

        The increase in revenues of the information security segment during the three months ended March 31, 2002 was primarily the result of timing issues associated with finalizing certain sales agreements. The Company believes that revenues for its information security segment during the year ended December 31, 2002 will represent an increase from segment's sales in 2001; however, the anticipated increase is significantly less than the 20% recognized in the first quarter.

Gross Profit

        Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs.

        Consolidated gross profit was $4.4 million (45% gross margin) for the first quarter of 2002, as compared to $3.6 million (38% gross margin) for the same period in 2001. Gross margin for the wireless communication segment was 41% in the first quarter of 2002 versus 34% for the same period in 2001. Gross margin for the information security segment was 65% in the first quarter of 2002 versus 63% for the same period in 2001.

        In the wireless communication segment, the significant increase in the gross margin percentage from 2001 to 2002 was due to: (1) lower sales of marginally profitable products and product lines; (2) lower manufacturing overhead; and (3) unanticipated efficiencies on specific system contracts. These factors are primarily the result of the Company's continued efforts to increase overall profitability by eliminating marginally profitable products and product lines, and, secondarily, from its efforts to bring its infrastructure more in line with revenues. Gross margins were similar in the information security segment during the three months ended March 31, 2002 and 2001. Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues recognized in the respective periods.

Research and Development

        Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities.

        Research and development expenses increased to $1.2 million in the first quarter of 2002 (12% of revenues) from $1.1 million in the first quarter of 2001 (12% of revenues). The Company expects its future research and development costs for 2002 to be similar to the level experienced during the first quarter.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, and trade show participation.

        Sales and marketing expenses decreased in the first quarter of 2002 as a percentage of revenues, 13% of revenues in the first quarter of 2002 ($1.3 million) versus 14% of revenues during the same period in 2001 ($1.3 million). This decrease was primarily due to reduced staffing levels resulting from a work force reduction in March 2001. The Company anticipates that its sales and marketing expenses will continue to decrease slightly as a percentage of revenues as it continues to focus and enhance its productivity efforts in this area.

General and Administrative

        General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, administration, and the amortization of intangible assets.

        General and administrative expenses increased slightly to $2.1 million in the first quarter of 2002 (21% of revenues) from $2.0 million in the first quarter of 2001 (21% of revenues). Although general and administrative expenses in the first quarter of 2002 are similar to the same period in 2001, there are material differences that are partially offsetting.

        First, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with SFAS 142, goodwill and certain other intangible assets are no longer amortized to earnings as of fiscal years beginning after December 15, 2001. Instead, per SFAS 142, such intangible assets are to be periodically reviewed for impairment. The Company performed such fair value impairment test at December 31, 2001 and updated such test at March 31, 2002, concluding that no impairment of goodwill and certain other intangible assets was deemed necessary at either date. As a result of SFAS 142, general and administrative expenses decreased by $237,000 in the first quarter of 2002, as compared to the same period in 2001.

        Second, as described in Note 6 of the Note to Condensed Consolidated Financial Statements, for the three months ended March 31, 2002, the Company incurred non-cash compensation expense of $437,000 related to the repricing of its stock options. Because the quoted value of the Company's common stock during the same period in 2001 was not above the exercise price of the options subsequent to the repricing, no similar compensation expense was recognized in the first quarter of 2001

        When adjusted for the two situations discussed above, the Company's general and administrative expenses actually decreased slightly in the first quarter of 2002, as compared to the previous year, by approximately $118,000. This decrease was primarily due to reduced staffing levels resulting from a work force reduction in March 2001. The Company anticipates future general and administrative expenses for 2002, excluding non-cash compensation relating to the repriced options, to be similar to the level experienced during the first quarters of 2002. The compensation expense relating to the repriced options varies according to the market value of the Company's common stock; presently, each increase of $0.01 per share in the Company's stock price will cause the Company to incur approximately $10,000 in future compensation expense.

Other Income, net

        Other income for the three months ended March 31, 2002 related substantially to insurance proceeds received in relation to a claim for stolen property. Other income for the three months ended March 31, 2001 related primarily to the cancellation of a licensing agreement between the Company and Nextel. The Company would expect other income in the future to return to an insignificant level.

Interest Income / Interest Expense

        Interest income consists of interest income earned on cash and invested funds; interest expense consists of interest amounts payable on the Company's loans and bank lines of credit. Interest income and interest expense were $29,000 and $15,000, respectively, for the three months ended March 31, 2002, as compared to $136,000 and $129,000 in the same periods in 2001. Interest income and expense vary based on the relative interest rates earned or paid, and the relative cash and loan balances. The Company expects interest expense to be minimal the remainder of 2002 because of the Company's decision to pay-off and terminate its line of credit agreement. The Company expects interest income for the remainder of the fiscal year to be similar to the level experienced in the first quarter of 2002.

Benefit for Income Taxes

        The Company did not record a tax benefit in any of the first quarter of 2002 or 2001. As of December 31, 2001, the Company has $24.2 million in deferred tax assets; this asset is reduced by a valuation allowance of $23.7 million. Management anticipates that if the Company continues its recent trend of profitability, all or some portion of the reserved deferred tax asset may be restored; conversely, if the Company incurs future losses, it may be necessary to write off the $0.5 million deferred tax asset recorded on the balance sheet at March 31, 2002 and December 31, 2001.

Liquidity and Capital Resources

        Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, and stock offerings completed on January 22, 1997 and October 15, 1997. However, the Company's operations provided positive cash for the year ended December 31, 2001 and for the three months ended March 31, 2002.

        The Company's operating activities provided cash of $0.9 million in the first three months of 2002; this compared to a use of cash of $0.4 million during the same period in 2001. Cash provided by operating activities in the first quarter of 2002 consisted primarily of: net income of $0.1 million; depreciation and amortization expenses of $0.3 million; non-cash compensation of $0.4 million; and a net change in the various components of working capital of $0.1 million.

        Cash used by investing activities was $0.8 million for the first three months of 2002, as compared to net cash provided by investing activities of $0.2 million in the same period in 2001. Capital expenditures of $0.4 million for the first quarter of 2002, as compared to $0.1 million for the first three months of 2001, consisted primarily of tooling, and computer and test equipment. In the first quarter of 2002, the increase in other assets related primarily to non-current royalty fees.

        Financing activities used net cash of $5.1 million in the first three months of 2002, which related to the pay off and termination of the Company's line of credit with a bank in February 2002. Comparatively, the Company's financing activities provided $.3 million in the first three months of 2001, entirely related to net advances on the Company's line of credit.

        In early 2000, the Company obtained a commitment from a major insurance company that provides for up to $20 million in new bonding arrangements at favorable rates and terms. Because of the Company's performance in 2000, the bonding insurer indicated that, until the Company's financial performance improves, future bonding arrangements must be partially supported by collateral, either with an irrevocable letter of credit or with cash. Presently, the Company is attempting to negotiate a decrease in these collateral requirements or to negotiate a bonding arrangement with an alternative insurance company. The Company's inability either to negotiate more favorable terms or to provide such collateral could adversely affect its ability to secure bonding arrangements.

        In February 2002, the Company elected to pay off and terminate its revolving line of credit facility. Management believed that the facility, as structured, did not provide the operational flexibility required to effectively assist the Company in the event of a substantial decline in revenues or other occurrence adversely affecting the Company's operations. Although the Company is presently seeking a new revolving credit facility, there can be no assurance that it will be successful in obtaining such a facility or what will be the terms of any such facility. Without such a revolving credit facility, a substantial short-term decline in revenues or gross margins or a material increase in costs or expenses would severely strain the Company's liquidity position.

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

        The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company does a significant amount of business in foreign countries. The Company's sales in these foreign countries are denominated in United States dollars. Certain sales in foreign countries may be secured with irrevocable letters of credit.

PART II. OTHER INFORMATION

ITEMS 1 - 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  The following exhibits are filed herewith:

Exhibit No.	Description
11.1	Computation of income (loss) per share
  (b)
  Reports on Form 8-K:

    The Company filed its annual letter to shareholders as a report on Form 8-K, under Items 5 and 7, on March 26, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCRYPT INTERNATIONAL, INC.
Date: April 26, 2002	By:	/s/ MASSOUD SAFAVI Massoud Safavi Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEMS 1 - 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURE