Form 10-Q
period 2002-06-30
EFJ INC
filed 2002-08-01
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-21681

EFJ, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47-0801192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 N.W. 1st STREET
LINCOLN, NEBRASKA 68521
(402) 474-4800
(Address, including zip code, and telephone number,
including area code, of registrant's
principal executive office)

Transcrypt International, Inc.
(Former name of registrant if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 26, 2002, 17,577,315 shares of the Registrant's Common Stock were outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(in thousands, except share data)

	JUNE 30, 2002	DECEMBER 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,484	$11,582
Accounts receivable, net of allowance for returns and doubtful accounts of $450 and $284 respectively	5,398	6,540
Receivables—other	290	493
Cost in excess of billings on uncompleted contracts	2,213	1,616
Inventories, net	12,232	11,262
Prepaid expenses	486	366

Total current assets	25,103	31,859
Property, plant and equipment, net	2,106	2,116
Deferred income taxes	500	500
Intangible assets, net of accumulated amortization, including goodwill of $9,190	9,278	9,370
Other assets	709	275

TOTAL ASSETS	$37,696	$44,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$—	$5,120
Accounts payable	3,359	4,409
Billings in excess of cost on uncompleted contracts	—	147
Deferred revenue—current	540	794
Accrued expenses	2,349	2,744

Total current liabilities	6,248	13,214
Deferred revenue—long-term	200	312

TOTAL LIABILITIES	6,448	13,526

Stockholders' equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 25,000,000 voting shares authorized, 17,359,773 issued and outstanding; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	176
Additional paid-in capital	96,796	96,435
Accumulated deficit	(65,724)	(66,017)

TOTAL STOCKHOLDERS' EQUITY	31,248	30,594

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,696	$44,120

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2002 and 2001
(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Revenues	$9,514	$10,660	$19,411	$20,223
Cost of sales	5,364	6,573	10,846	12,540

Gross profit	4,150	4,087	8,565	7,683

Operating expenses:
Research and development	1,108	1,297	2,328	2,433
Sales and marketing	1,410	1,234	2,667	2,563
General and administrative	1,363	1,846	3,448	3,849

Total operating expenses	3,881	4,377	8,443	8,845

Income (loss) from operations	269	(290)	122	(1,162)
Other income (expense)	(91)	29	140	96
Interest income	17	97	46	233
Interest expense	—	(96)	(15)	(225)

Income (loss) before income taxes	195	(260)	293	(1,058)
Income tax provision	—	—	—	—

Net income (loss)	$195	$(260)	$293	$(1,058)

Net income (loss) per share—Basic	$0.01	$(0.02)	$0.02	$(0.07)

Net income (loss) per share—Diluted	$0.01	$(0.02)	$0.02	$(0.07)

Weighted average common shares—Basic	17,577,315	16,891,161	17,577,315	15,627,537

Weighted average common shares—Diluted	18,237,162	16,891,161	18,118,101	15,627,537

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2002 and 2001
(Unaudited and in thousands, except share data)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$293	$(1,058)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	595	1,310
Non-cash compensation—intrinsic value of repriced options	361	—
Gain on sale of fixed assets	(48)	(23)
Changes in assets and liabilities:
Accounts receivable	1,345	(3,044)
Cost in excess of billings on uncompleted contracts	(597)	1,201
Inventories	(970)	3,445
Prepaid expenses	(120)	(69)
Accounts payable	(1,050)	(563)
Billings in excess of cost on uncompleted contracts	(147)	(918)
Deferred revenues	(324)	(257)
Accrued and other liabilities	(395)	225

Total adjustments	(1,350)	1,307

Net cash provided by (used in) operating activities	(1,057)	249

Cash flows from investing activities:
Proceeds from sale of fixed assets	6	54
Purchase of property, plant and equipment	(494)	(277)
Other assets	(433)	240

Net cash provided by (used in) investing activities	(921)	17

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	(5,120)	54

Net cash provided by (used in) financing activities	(5,120)	54

Net increase (decrease) in cash and cash equivalents	(7,098)	320
Cash and cash equivalents, beginning of period	11,582	11,409

Cash and cash equivalents, end of period	$4,484	$11,729

Summary of non-cash transactions:

        In April 2001, the Company issued 3,122,001 shares of common stock as payment of a litigation settlement liability recorded on the books for $4,197,000.

        In June 2001, the Company issued 75,000 shares of common stock as payment of a litigation settlement with Physician's Mutual.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2002 and 2001
(Unaudited and in thousands)

1.    GENERAL

        The condensed consolidated balance sheet of EFJ, Inc. ("EFJ" or the "Company") at December 31, 2001 has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations and cash flows for the three and six months ended June 30, 2002 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2002. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period's presentation to conform to the current presentation.

2.    ORGANIZATION AND CONSOLIDATION

        The Company is a manufacturer of wireless communications products and systems and information security products. Through its EFJohnson subsidiary, the Company designs, develops, manufactures and markets: (1) stationary land mobile radio ("LMR") transmitters/receivers (base stations or repeaters); and (2) mobile and portable radios. The Company sells its LMR products and systems mainly to two broad markets: (1) public safety and other governmental users and (2) business and industrial users. Through its Transcrypt International (f.k.a. "Transcrypt Secure Technologies") division, the Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR markets as an add-on security device for analog radios.

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

        In June 2002, the Company (f.k.a. "Transcrypt International, Inc.") changed its name to EFJ, Inc. The Company's stock symbol was changed from TRII to EFJI.

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

4.    NET INCOME (LOSS) PER SHARE

        Basic income (loss) per share ("EPS") is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three and six months ended June 30, 2001, the impact of outstanding stock options on diluted EPS was anti-dilutive as the exercise prices of outstanding stock options were greater than the average market price of the common shares for the periods ended June 30, 2001 and as the periods ended June 30, 2001 had a net loss. For the three and six months ended June 30, 2002, all outstanding stock options granted as of such date to purchase common stock are considered common stock equivalents in the calculation of diluted EPS as their exercise price is below the average market price of the common stock for the periods ended June 30, 2002. The Company uses the treasury stock method to calculate diluted weighted average shares, as if all such options were outstanding for the three and six month periods presented.

5.    INVENTORIES

        The following is a summary of inventory at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
Raw materials and supplies	$7,783	$6,965
Work in progress	2,383	2,205
Finished goods	4,093	4,252

	14,259	13,422
Reserve for obsolescence	(2,027)	(2,160)

Total inventories, net	$12,232	$11,262

6.    INTANGIBLE ASSETS

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted the provisions SFAS 142, and, accordingly, goodwill and certain other intangible assets are no longer amortized to earnings effective January 1, 2002. Instead, as required by SFAS 142, the Company reviews its intangible assets for impairment. The Company performed such fair value impairment test at December 31, 2001, and updated such test at June 30, 2002, concluding that no impairment of goodwill and certain other intangible assets was deemed necessary at such dates. As a result of SFAS 142, the Company's amortization of goodwill was decreased by $237 and $474 in the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001.

7.    REVOLVING LINE OF CREDIT

        At December 31, 2001, the Company had a $10.0 million secured line of credit with a regional bank with an outstanding balance of $5,120. In February 2002, the Company voluntarily chose to pay off and terminate such line of credit, as management no longer assessed any operational need for the line of credit.

8.    REPRICED STOCK OPTIONS:

        In 2000 and 2001, the Company effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of the Company's common stock (the "repricing"). The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. The Company had previously accounted for these option grants as fixed plan awards. As of June 30, 2002, approximately 1,002,000 of these repriced options, in various stages of vesting, are outstanding. Because the quoted value of the Company's common stock in 2001 was not above the exercise price of the options subsequent to the repricing, by any substantial amount or for any substantial length of time, no compensation expense was recognized in 2001 for the effect of the repricing. However, at June 30, 2002, the market value of the Company's common stock was $1.13 and $1.23; therefore, non-cash compensation charges resulted to the extent that the market value exceeded the repriced exercise price. In the three and six months ended June 30, 2002, the amount of compensation expense (benefit) relating to these repriced options was ($76) and $361, which amounts are included in general and administrative expenses.

9.    COMMITMENTS AND CONTINGENCIES

        On or about June 8, 2001, Electronic Engineering Company ("EEC") filed a complaint in the Iowa District Court of Polk County, against EFJohnson. Plaintiff alleged that EFJohnson engaged in wrongful activities in connection with a transaction for the installation of an EFJohnson 900-megahertz trunked radio system. The Company vigorously contested EEC's allegations. In May 2002, the parties settled this dispute as follows: EEC returned to the Company certain of the Company's equipment previously sold to EEC; the Company forgave a $133 fully reserved receivable due from EEC; and the Company paid EEC $200. The net loss related to the settlement, after adjusting for the fair value of the returned equipment, was $130. This amount is included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.

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

        In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2002, have a total undrawn balance of $2.0 million at June 30, 2002. Bonds, which expire on various dates, totaled $9.7 million on June 30, 2002. As of that date, no bonds have been drawn upon.

10.  SEGMENT AND RELATED INFORMATION

        The Company operates in two industry segments: the wireless communication industry (EFJohnson), which comprises of the design, development, manufacture and sale of stationary land mobile radio transmitters/receivers, mobile and portable radios and complete radio communication systems; and the information security industry (Transcrypt International), which comprises of the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication. The Company evaluates segment results based on gross margin and income from operations. Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources.

        The following table is a summary of unaudited quarterly results for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
In thousands
Revenues:
Wireless Communication	$7,912	$9,253	$16,217	$17,482
Information Security	1,602	1,407	3,194	2,741

	$9,514	$10,660	$19,411	$20,223

Gross Profit:
Wireless Communication	$3,034	$3,089	$6,421	$5,844
Information Security	1,116	998	2,144	1,839

	$4,150	$4,087	$8,565	$7,683

Operating Profit (Loss):
Wireless Communication	$50	$(512)	$(234)	$(1,433)
Information Security	219	222	356	271

Income (Loss) from Operations	$269	$(290)	$122	$(1,162)
Other Income (Expense), net	(74)	30	171	104

Income (Loss) before Taxes	$195	$(260)	$293	$(1,058)

Depreciation & Amortization:
Wireless Communication	$253	$575	$502	$1,158
Information Security	44	72	93	152

	$297	$647	$595	$1,310

Assets:
Wireless Communication	$32,443	$31,058
Information Security	3,783	3,368
Corporate	1,470	10,051

	$37,696	$44,477

11.  RELATED PARTY TRANSACTION

        In April 2002, the Company extended a loan to the Company's Chief Executive Officer, Michael E. Jalbert, in the principal amount of $75. This note is due on demand and bears interest at the rate of 6%. Any tax obligations associated with the loan are the sole responsibility of Mr. Jalbert.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table presents certain Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.4%	61.7%	55.9%	62.0%

Gross profit	43.6%	38.3%	44.1%	38.0%

Operating expenses:
Research and development	11.6%	12.1%	12.0%	12.0%
Sales and marketing	14.8%	11.6%	13.7%	12.7%
General and administrative	14.4%	17.3%	17.8%	19.0%

Total operating expenses	40.8%	41.0%	43.5%	43.7%

Income (loss) from operations	2.8%	(2.7)%	0.6%	(5.7)%
Interest income (expense)—net	0.2%	—	0.2%	—
Other income (expense)	(1.0)%	0.3%	0.7%	0.5%

Income (loss) before income taxes	2.0%	(2.4)%	1.5%	(5.2)%
Provision for income taxes	—	—	—	—

Net income (loss)	2.0%	(2.4)%	1.5%	(5.2)%

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

        Revenues decreased 11% to $9.5 million in the second quarter of 2002, as compared to $10.7 million during the same period in 2001. Of total revenues in the second quarter, the wireless communication segment comprised $7.9 million, which represents a decrease of 14% as compared to segment revenues of $9.3 million during the same period in 2001. Information security segment revenues of $1.6 million represent a 14% increase as compared to revenues of $1.4 million during the same period in 2001.

        Revenues declined by 4% to $19.4 million during the six months ended June 30, 2002, as compared to $20.2 million in the same period in 2001. Of total revenues in the six months ended June 30, 2002, the wireless communication segment comprised $16.2 million, which represents a 7% decline over segment revenues of $17.5 million during the same period in 2001. Information security segment revenues of $3.2 million during the six months ended June 30, 2002 represent a 17% increase as compared to revenues of $2.7 million during the same period in 2001.

        EFJohnson's revenues have decreased by $1.3 million during the first six months of 2002 as compared to the prior year. Approximately $1.0 million of this decrease related to the cancellation of a foreign systems contract and was an adjustment of previously recognized revenue. The Company had accrued revenue on this contract using the percentage of completion method in 2001 and early 2002 as all criteria for revenue recognition had been properly met at that time. Returned equipment associated with this cancellation was substantially converted to other ongoing systems projects. The resulting loss from this contract cancellation was approximately $0.1 million. EFJohnson's revenues for the year ended December 31, 2002 are expected to be substantially similar to the segment's sales in 2001, as sales expected to occur in the second quarter of the current year have been deferred into the third and fourth quarters. EFJohnson's revenues represent its continued market emphasis on federal, state, and local government customers and a decreased emphasis on international and commercial customers.

        The increase in revenues of the information security segment during the six months ended June 30, 2002 was primarily the result of timing issues associated with finalizing certain sales agreements. The Company believes that revenues for its information security segment during the year ended December 31, 2002 will represent an increase from segment's sales in 2001; however, the anticipated increase is significantly less than the 17% recognized in the first half of the year.

Gross Profit

        Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs.

        Consolidated gross profit was $4.2 million (44% gross margin) for the second quarter of 2002, as compared to $4.1 million (38% gross margin) for the same period in 2001. Gross margin for the wireless communication segment was 38% in the second quarter of 2002 versus 33% for the same period in 2001. Gross margin for the information security segment was 70% in the second quarter of 2002 versus 71% for the same period in 2001.

        Consolidated gross profit was $8.6 million (44% gross margin) for the six months ended June 30, 2002, compared to $7.7 million (38% gross margin) for the same period in 2001. Gross margin for the wireless communication segment was 40% during the six months ended June 30, 2002 versus 33% for the same period in 2001. Gross margin for the information security segment was 67% during the six months ended June 30, 2002, as compared to 67% for the same period in 2001.

        In the wireless communication segment, the significant increase in the gross margin percentage during the first six months of 2002, as compared to the same period in 2001, was due to: (1) lower sales of marginally profitable products and product lines; (2) lower manufacturing overhead; and (3) increased efficiencies on system contracts. These factors are primarily the result of the Company's increased market emphasis on federal, state and local government customers, as opposed to international and commercial customers, and, secondarily, from its efforts to bring its cost infrastructure in line with revenues. Gross margin percentages were similar in the information security segment during the six months ended June 30, 2002 and 2001. Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues recognized in the respective periods; however, the Company would expect consolidated gross margin percentages for the remainder of 2002 to be similar to those experienced in the first half of the year.

Research and Development

        Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities.

        Research and development expenses decreased to $1.1 million in the second quarter of 2002 (12% of revenues) from $1.3 million in the second quarter of 2001 (12% of revenues). Further, research and development expenses decreased to $2.3 million during the six months ended June 30, 2002 (12% of revenues) from $2.4 million in the same period in 2001 (12% of revenues). The Company expects its future research and development costs for the last two quarters of 2002 to be similar to the levels experienced during the first two quarters.

        Current research and development efforts are concentrated on enhancements and additions to the Company's line of digital radios that will continue to comply with Project 25 standards. The Company is also developing Project 25 infrastructure.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, and trade show participation.

        Sales and marketing expenses increased to $1.4 million in the second quarter of 2002 (15% of revenues) from $1.2 million during the same period in 2001 (12% of revenues). Further, sales and marketing expenses increased to $2.7 million during the six months ended June 30, 2002 (14% of revenues) from $2.6 million in the same period in 2001 (13% of revenues). This increase was substantially due to unexpectedly higher external commissions on sales of the information security segment. The Company anticipates that its sales and marketing expenses will decrease slightly as a percentage of revenues in the last two quarters of 2002 as compared to the first two quarters.

General and Administrative

        General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, administration, and the amortization of intangible assets.

        General and administrative expenses decreased to $1.4 million in the second quarter of 2002 from $1.8 million during the same period in 2001. Further, general and administrative expenses decreased to $3.4 million for the six months ended June 30, 2002 as compared to $3.8 million in the same period in 2001. As a percentage of revenue, general and administrative expense decreased slightly to 14% and 18%, respectively, in the three and six months ended June 30, 2002, as compared to 17% and 19% for the same periods in 2001. The decrease in general and administrative expenses of approximately $0.4 million for the six months ended June 30, 2002, as compared to the same period in 2001, is the result of the following factors, some of which are partially offsetting.

        First, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with SFAS 142, goodwill and certain other intangible assets are no longer amortized to earnings as of fiscal years beginning after December 15, 2001. Instead, per SFAS 142, such intangible assets are to be periodically reviewed for impairment. The Company performed such fair value impairment test at December 31, 2001, and updated such test at June 30, 2002, concluding that no impairment of goodwill and certain other intangible assets was deemed necessary at any such dates. As a result of SFAS 142, general and administrative expenses decreased by $237,000 in each of the first two quarters of 2002, as compared to the same periods in 2001, a total decrease for the six months ended June 30, 2002 of $474,000. This decrease from the prior year would be expected to continue in the future.

        Second, as described in Note 8 of the Notes to Condensed Consolidated Financial Statements, for the three and six months ended June 30, 2002, the Company incurred non-cash compensation expense (benefit) of ($76,000) and $361,000, respectively, related to the repricing of its stock options. Because the quoted value of the Company's common stock during the same period in 2001 was not above the exercise price of the options subsequent to the repricing, no similar compensation expense was recognized in either of the first two quarters of 2001. The resulting increase in general and administrative expenses for the six months ended June 30, 2002 was $361,000. This component of expense is related to movements in the Company's stock price and is not otherwise controllable. The compensation expense relating to the repriced options varies according to the market value of the Company's common stock; presently, each increase of $0.01 per share in the Company's stock price, over and above the closing price of $1.13 on June 28, 2002, will cause the Company to incur approximately $8,000 in future compensation expense.

        When adjusted for the two items discussed above, the Company's general and administrative expenses decreased in the first two quarters of 2002, as compared to the previous year, by approximately $288,000. This decrease was primarily due to reduced staffing levels resulting from a work force reduction in March 2001. The Company anticipates future general and administrative expenses for the remainder of 2002, excluding non-cash compensation expense relating to the repriced options, to be similar to the level experienced during the first quarters of 2002.

Other Income/Expense, net

        Net other income/expense for the six months ended June 30, 2002 includes the following: 1) net loss of $130,000 related to the settlement of the EEC litigation, as described in Note 9 of the Notes to Condensed Consolidated Financial Statements; 2) net gain of $225,000 related to insurance proceeds received as a result of a claim for stolen property; 3) net gain of $48,000 recognized on sales of property. Other income for the six months ended June 30, 2001 related primarily to the cancellation of a licensing agreement between the Company and Nextel. The Company would expect net other income / expense in the future to return to an insignificant level.

Interest Income/Interest Expense

        Interest income consists of interest income earned on cash and invested funds; interest expense consists of interest amounts payable on the Company's loans and bank lines of credit. Interest income and interest expense were $17,000 and zero, respectively, for the three months ended June 30, 2002, as compared to $97,000 and $96,000 in the same period in 2001. Further, interest income and interest expense were $46,000 and $15,000, respectively, for the six months ended June 30, 2002, as compared to $233,000 and $225,000 in the same period in 2001. Interest income and expense vary based on the relative interest rates earned or paid, and the relative cash and loan balances. The Company expects interest expense to be minimal the remainder of 2002 because of the Company's decision to pay-off and terminate its line of credit agreement. The Company expects interest income for the remainder of the fiscal year to be similar to the level experienced in the first two quarters of 2002, assuming prevailing interest rates remain similar.

Benefit for Income Taxes

        The Company did not record a tax benefit in any of the first two quarters of 2002 or 2001. As of December 31, 2001, the Company has $24.2 million in deferred tax assets; this asset is reduced by a valuation allowance of $23.7 million. Management anticipates that if the Company continues its recent trend of profitability, all or some portion of the reserved deferred tax asset may be restored; conversely, if the Company incurs future losses, it may be necessary to write off the $0.5 million deferred tax asset recorded on the balance sheet at June 30, 2002 and December 31, 2001.

Liquidity and Capital Resources

        Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, and stock offerings completed on January 22, 1997 and October 15, 1997. However, the Company's operations provided positive cash for the year ended December 31, 2001 and for the three months ended March 31, 2002. During the three months ended June 30, 2002, the Company's operations used cash of $1.1 million, which use was related to the timing and occurrence of revenues. Anticipated second quarter revenues, primarily at the Company's EFJohnson segment, were deferred to the end of the second quarter and into the third quarter. Inventories were increased in anticipation of revenues that were pushed into the third quarter as a result of orders being received too late in the quarter to permit shipment; further, cash receipts for sales occurring unexpectedly late in the second quarter were delayed until the third quarter. The Company's backlog of unfilled orders at June 30, 2002 was $12.4 million, which represented an increase of $5.8 million from March 31, 2002.

        The Company's operating activities used cash of $1.1 million in the first six months of 2002; this compared to cash provided by operating activities of $0.2 million during the same period in 2001. Cash used by operating activities in the first two quarters of 2002 consisted primarily of: net income of $0.3 million; depreciation and amortization expenses of $0.6 million; non-cash compensation of $0.3 million; and a net change in the various components of working capital of ($2.3) million. The most substantial changes in components of working capital during the six months ended June 30, 2002 included: a decrease (using cash) in accounts payable of $1.0 million; an increase (using cash) in inventory of $1.0 million; and a decrease (providing cash) in accounts receivable, net of changes in cost in excess of billings and billings in excess of cost, of $0.6 million.

        Cash used by investing activities was $0.9 million for the first six months of 2002, as compared to net cash provided by investing activities of $0.0 million in the same period in 2001. Capital expenditures of $0.5 million for the first two quarters of 2002, as compared to $0.3 million for the first two quarters of 2001, consisted primarily of tooling, and computer and test equipment. In the first six months of 2002, the increase of $0.4 in other assets related primarily to non-current royalty fees; this compared to an decrease of $0.2 during the same period in 2001.

        Financing activities used net cash of $5.1 million in the first six months of 2002, which related to the pay off and termination of the Company's line of credit with a bank in February 2002. Comparatively, the Company's financing activities provided $0.1 million in the first six months of 2001, entirely related to net advances on the Company's line of credit.

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

PART II.    OTHER INFORMATION

ITEMS 1.    LEGAL PROCEEDINGS

        On or about June 8, 2001, Electronic Engineering Company ("EEC") filed a complaint in the Iowa District Court of Polk County, against EFJohnson. Plaintiff alleged that EFJohnson engaged in wrongful activities in connection with a transaction for the installation of an EFJohnson 900-megahertz trunked radio system. The Company vigorously contested EEC's allegations. In May 2002, the parties settled this dispute as follows: EEC returned to the Company certain of the Company's equipment previously sold to EEC; the Company forgave a $133,000 receivable due from EEC; and the Company paid EEC $200,000. Both parties exchanged general releases.

ITEMS 2 - 3.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on June 13, 2002.

        The directors elected at the meeting were Michael E. Jalbert and Massoud Safavi. Mr. Jalbert received 15,150,376 votes for and 251,423 votes withheld. Mr. Safavi received 15,179,448 votes for and 222,351 votes withheld. The other directors, whose terms of office continued after the meeting, were Edward H. Bersoff, Thomas R. Thomsen, and Winston Wade.

        The proposal to amend the Certificate of Incorporation to change the corporate name to EFJ, Inc. was approved with 15, 154, 347 votes in favor, 206,203 votes against, and 41,249 votes abstaining.

ITEM 5.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  The following exhibits are filed herewith:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of the Company, as amended.
11.1	Computation of income (loss) per share
  (b)
  Reports on Form 8-K:

          The Company filed notice of its corporate name change, from Transcrypt International, Inc. to EFJ, Inc., as a report on Form 8-K, under Items 5 and 7, on June 14, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by theundersigned thereunto duly authorized.

EFJ, INC.
Date: July 26, 2002	By:	/s/ MASSOUD SAFAVI Massoud Safavi Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
EFJ, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the six months ended June 30, 2002 and 2001 (Unaudited and in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEMS 1. LEGAL PROCEEDINGS
  ITEMS 2 - 3.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURE