Form 10-Q
period 2002-09-30
EFJ INC
filed 2002-10-25
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-21681

EFJ, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47-0801192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4800 N.W. 1st STREET LINCOLN, NEBRASKA 68521 (402) 474-4800 (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 21, 2002, 17,577,315 shares of the Registrant's Common Stock were outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(in thousands, except share data)

ASSETS	September 30, 2002	December 31, 2001
	(unaudited)
Current assets:
Cash and cash equivalents	$5,411	$11,582
Accounts receivable, net of allowance for returns and doubtful accounts of $331 and $284 respectively	5,684	6,540
Receivables—other	252	493
Cost in excess of billings on uncompleted contracts	1,149	1,616
Inventories, net	13,109	11,262
Prepaid expenses	725	366

Total current assets	26,330	31,859
Property, plant and equipment, net	2,136	2,116
Deferred income taxes	500	500
Intangible assets, net of accumulated amortization, including goodwill of $9,190	9,261	9,370
Other assets	769	275

TOTAL ASSETS	$38,996	$44,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$—	$5,120
Accounts payable	4,008	4,409
Billings in excess of cost on uncompleted contracts	—	147
Long-term debt—current	15	19
Deferred revenue—current	435	794
Accrued expenses	2,772	2,725

Total current liabilities	7,230	13,214
Long-term liabilities:
Long-term debt	35	—
Deferred revenue—long-term	191	312

TOTAL LIABILITIES	7,456	13,526

Stockholders' equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 25,000,000 voting shares authorized, 17,359,773 issued and outstanding; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	176
Additional paid-in capital	96,597	96,435
Accumulated deficit	(65,233)	(66,017)

TOTAL STOCKHOLDERS' EQUITY	31,540	30,594

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,996	$44,120

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2002 and 2001
(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$10,136	$10,292	$29,547	$30,502
Cost of sales	5,800	5,919	16,646	18,279

Gross profit	4,336	4,373	12,901	12,223

Operating expenses:
Research and development	1,128	1,288	3,457	3,721
Sales and marketing	1,577	1,248	4,243	3,979
General and administrative	1,194	1,785	4,642	5,633

Total operating expenses	3,899	4,321	12,342	13,333

Income (loss) from operations	437	52	559	(1,110)
Other income (expense), net	44	1	183	97
Interest income	11	79	60	312
Interest expense	(1)	(68)	(18)	(293)

Income (loss) before income taxes	491	64	784	(994)
Income tax provision	—	—	—	—

Net income (loss)	$491	$64	$784	$(994)

Net income (loss) per share—Basic	$0.03	$0.00	$0.04	$(0.06)

Net income (loss) per share—Diluted	$0.03	$0.00	$0.04	$(0.06)

Weighted average common shares—Basic	17,577,315	17,577,315	17,577,315	16,280,878

Weighted average common shares—Diluted	17,837,605	17,577,315	17,976,991	16,280,878

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2002 and 2001
(Unaudited and in thousands, except share data)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$784	$(994)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	851	1,914
Non-cash compensation—intrinsic value of repriced options	162	—
Gain on sale of fixed assets	(75)	(2)
Changes in assets and liabilities:
Accounts receivable	1,097	(1,682)
Cost in excess of billings on uncompleted contracts	467	961
Inventories	(1,847)	3,913
Prepaid expenses	(359)	(274)
Accounts payable	(401)	(135)
Billings in excess of cost on uncompleted contracts	(147)	(1,249)
Deferred revenues	(417)	(323)
Accrued expenses	47	385

Total adjustments	(622)	3,508

Net cash provided by operating activities	162	2,514

Cash flows from investing activities:
Proceeds from sale of fixed assets	12	57
Purchase of property, plant and equipment	(709)	(543)
Other assets	(494)	251

Net cash used in investing activities	(1,191)	(235)

Cash flows from financing activities:
Payments on revolving line of credit, net of advances	(5,120)	(1,693)
Principal payments on long-term debt	(22)	(32)

Net cash used in financing activities	(5,142)	(1,725)

Net increase (decrease) in cash and cash equivalents	(6,171)	554
Cash and cash equivalents, beginning of period	11,582	11,409

Cash and cash equivalents, end of period	$5,411	$11,963

Summary of non-cash transactions:

        In the nine months ending September 30, 2001, the Company issued 3,122,001 and 75,000 shares of common stock as payments of a litigation settlement liabilities recorded on the books for $4,197 and $75, respectively.

        In the nine months ending September 30, 2002, the Company acquired $53 of fixed assets in exchange for long-term debt.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2002 and 2001
(Unaudited and in thousands)

1.    GENERAL

        The condensed consolidated balance sheet of EFJ, Inc. ("EFJ" or the "Company") at December 31, 2001 has been derived from the audited consolidated financial statements at that date. The condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations and cash flows for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2002. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period's presentation to conform to the current presentation.

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

3.    REVENUE RECOGNITION

        The Company's revenue recognition policy is in accordance with the criteria put forth in Staff Accounting Bulletin 101. Revenues are recognized when the earnings process is complete, generally when the product is shipped, less an estimate for an allowance for returns, if applicable, if collection is reasonably assured. For shipments where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, the Company recognizes revenue when the contingency lapses, generally upon cash collection.

4.    NET INCOME (LOSS) PER SHARE

        Basic income (loss) per share ("EPS") is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three and nine months ended September 30, 2001, the impact of outstanding stock options on diluted EPS was anti-dilutive as the exercise prices of outstanding stock options were greater than the average market price of the common shares for the three month and nine month periods ended September 30, 2001; additionally, a net loss was incurred for the nine months ended September 30, 2001. For the three and nine months ended September 30, 2002, all outstanding stock options granted as of such date to purchase common stock are considered common stock equivalents in the calculation of diluted EPS if their exercise price is below the average market price of the common stock for the respective three month and nine month periods ended September 30, 2002. Common stock equivalents of 260,290 and 399,676 are included in the computation of diluted EPS for the three and nine month periods ending September 30, 2002, respectively. The Company uses the treasury stock method to calculate diluted weighted average shares, as if all such options were outstanding for the three and nine month periods presented.

5.    INVENTORIES

        The following is a summary of inventory at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Raw materials and supplies	$8,662	$6,965
Work in progress	1,722	2,205
Finished goods	4,938	4,252

	15,322	13,422
Reserve for obsolescence	(2,213)	(2,160)

Total inventories, net	$13,109	$11,262

6.    INTANGIBLE ASSETS

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted the provisions SFAS 142, and, accordingly, goodwill and certain other intangible assets are no longer amortized to earnings effective January 1, 2002. Instead, as required by SFAS 142, the Company reviews its intangible assets for impairment. The Company performed such fair value impairment test at December 31, 2001, and updated such test at September 30, 2002, concluding that no impairment of goodwill and certain other intangible assets was deemed necessary at such dates. As a result of SFAS 142, the Company's amortization of goodwill was decreased by $237 and $711 in the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001.

7.    REVOLVING LINE OF CREDIT

        At December 31, 2001, the Company had a $10.0 million secured line of credit with a regional bank with an outstanding balance of $5,120. The availability under this line was limited to the Company's cash balances. In February 2002, the Company voluntarily chose to pay off and terminate such line of credit, as management no longer assessed any operational need for the line of credit as structured.

8.    REPRICED STOCK OPTIONS:

        In 2000 and 2001, the Company effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of the Company's common stock (the "repricing"). The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. The Company had previously accounted for these option grants as fixed plan awards. As of September 30, 2002, approximately 902,000 of these repriced options, in various stages of vesting, are outstanding. Because the quoted value of the Company's common stock in 2001 was not above the exercise price of the options subsequent to the repricing, by any substantial amount or for any substantial length of time, no compensation expense was recognized in 2001 for the effect of the repricing. However, at September 30, 2002 and June 30, 2002, respectively, the market value of the Company's common stock was $0.85 and $1.13; therefore, non-cash compensation charges resulted to the extent that the market value exceeded the repriced exercise price. In the three and nine months ended September 30, 2002, the amount of compensation expense (benefit) relating to these repriced options was ($199) and $162, respectively, which amounts are included in general and administrative expenses.

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

        In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2002, have a total undrawn balance of $2.0 million at September 30, 2002. Bonds, which expire on various dates, totaled $9.7 million on September 30, 2002. As of that date, no bonds have been drawn upon.

10.    RELATED PARTY TRANSACTION

        In April 2002, the Company extended a loan to the Company's Chief Executive Officer, Michael E. Jalbert, in the principal amount of $75. This note is due on demand and bears interest at the rate of 6%. Any tax obligations associated with the loan are the sole responsibility of Mr. Jalbert.

11.    SEGMENT AND RELATED INFORMATION

        The Company operates in two industry segments: the wireless communication industry (EFJohnson), which is comprised of the design, development, manufacture and sale of stationary land mobile radio transmitters/receivers, mobile and portable radios and complete radio communication systems; and the information security industry (Transcrypt International), which is comprised of the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication. The Company evaluates segment results based on gross margin and income from operations. Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources.

        The following table is a summary of unaudited quarterly results for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	In thousands
Revenues:
Wireless Communication	$8,489	$8,563	$24,706	$26,045
Information Security	1,647	1,729	4,841	4,457

	$10,136	$10,292	$29,547	$30,502

Gross Profit:
Wireless Communication	$3,101	$3,207	$9,523	$9,231
Information Security	1,235	1,166	3,378	2,992

	$4,336	$4,373	$12,901	$12,223

Operating Profit (Loss):
Wireless Communication	$(93)	$(303)	$(327)	$(1,736)
Information Security	530	355	886	626

Income (Loss) from Operations	437	52	559	(1,110)
Other Income (Expense), net	54	12	225	116

Income (Loss) before Taxes	$491	$64	$784	$(994)

Depreciation & Amortization:
Wireless Communication	$217	$533	$719	$1,690
Information Security	39	71	132	224

	$256	$604	$851	$1,914

Assets:
Wireless Communication	$30,604	$31,058
Information Security	4,286	3,368
Corporate	4,106	8,527

	$38,996	$42,953

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table presents certain Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.2%	57.5%	56.3%	59.9%

Gross profit	42.8%	42.5%	43.7%	40.1%

Operating expenses:
Research and development	11.1%	12.5%	11.7%	12.2%
Sales and marketing	15.6%	12.2%	14.4%	13.0%
General and administrative	11.8%	17.3%	15.7%	18.5%

Total operating expenses	38.5%	42.0%	41.8%	43.7%

Income (loss) from operations	4.3%	0.5%	1.9%	(3.6)%
Interest income (expense)—net	0.1%	0.1%	0.1%	0.1%
Other income (expense)	0.4%	—	0.7%	0.3%

Income (loss) before income taxes	4.8%	0.6%	2.7%	(3.2)%
Provision for income taxes	—	—	—	—

Net income (loss)	4.8%	0.6%	2.7%	(3.2)%

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

Revenues

        The Company's revenue recognition policy is in accordance with the criteria put forth in Staff Accounting Bulletin 101. Revenues are recognized when the earnings process is complete, generally when the product is shipped, less an estimate for an allowance for returns, if applicable, if collection is reasonably assured. For shipments where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, the Company recognizes revenue when the contingency lapses, generally upon cash collection.

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

        Deferred revenue includes unearned services provided under systems maintenance contracts and unearned warranty fees on extended product warranty contracts sold to customers. The Company recognizes these revenues based on a straight-line method over the life of the contract.

        Revenues decreased 2% to $10.1 million in the third quarter of 2002, as compared to $10.3 million during the same period in 2001. Of total revenues in the third quarter, the wireless communication segment comprised $8.5 million, which represents a decrease of 1% as compared to segment revenues of $8.6 million during the same period in 2001. Information security segment revenues of $1.6 million represent a 5% decrease as compared to revenues of $1.7 million during the same period in 2001.

        Revenues declined by 3% to $29.5 million during the nine months ended September 30, 2002, as compared to $30.5 million in the same period in 2001. Of total revenues in the nine months ended September 30, 2002, the wireless communication segment comprised $24.7 million, which represents a 5% decline over segment revenues of $26.0 million during the same period in 2001. Information security segment revenues of $4.8 million during the nine months ended September 30, 2002 represent a 9% increase as compared to revenues of $4.5 million during the same period in 2001.

        EFJohnson's revenues decreased by $1.3 million during the first nine months of 2002 as compared to the same period in the prior year. This decrease relates substantially to the second quarter cancellation of a foreign systems contract. EFJohnson's revenues for the year ended December 31, 2002 are expected to be less than the segment's sales in 2001. The anticipated decrease for 2002 is expected to be 3% to 6% as compared to the prior year. EFJohnson's revenues in 2002 represent its continued market emphasis on federal, state, and local government customers and a decreased emphasis on international and commercial customers.

        The $0.3 million increase in revenues of the information security segment during the nine months ended September 30, 2002 was primarily the result of timing issues associated with finalizing certain sales agreements. However, the Company believes that revenues for its information security segment during the year ended December 31, 2002 will represent an increase from segment's sales in 2001. The anticipated increase for 2002 is expected to be 8% to 10% as compared to the prior year.

Gross Profit

        Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company's products, as well as shipping, royalty and product warranty costs.

        Consolidated gross profit was $4.3 million (43% gross margin) for the third quarter of 2002, as compared to $4.4 million (43% gross margin) for the same period in 2001. Gross margin for the wireless communication segment was 37% in the third quarter of both 2002 and 2001. Gross margin for the information security segment was 75% in the third quarter of 2002 versus 67% for the same period in 2001.

        Consolidated gross profit was $12.9 million (44% gross margin) for the nine months ended September 30, 2002, compared to $12.2 million (40% gross margin) for the same period in 2001. Gross margin for the wireless communication segment was 39% during the nine months ended September 30, 2002 versus 35% for the same period in 2001. Gross margin for the information security segment was

70% during the nine months ended September 30, 2002, as compared to 67% for the same period in 2001.

        In the wireless communication segment, the increase in the gross margin percentage during the first nine months of 2002, as compared to the same period in 2001, related primarily to differences in the first six months of each year and was due to: (1) lower sales of marginally profitable products and product lines; (2) lower manufacturing overhead; and (3) increased efficiencies on system contracts. These factors are primarily the result of the Company's increased market emphasis on federal, state and local government customers, as opposed to international and commercial customers, and, secondarily, from its efforts to bring its cost infrastructure in line with revenues.

        Gross margin percentage was also higher for the information security segment during the nine months ended September 30, 2002, as compared to the same period in 2001. This increase primarily related to the difference in customer mix in the third quarter of the respective years. Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues recognized in the respective periods; however, the Company would expect consolidated gross margin percentages for the remainder of 2002 to be similar to those experienced in the first nine months of the year.

Research and Development

        Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities.

        Research and development expenses decreased to $1.1 million in the third quarter of 2002 (11% of revenues) from $1.3 million in the third quarter of 2001 (13% of revenues). Further, research and development expenses decreased to $3.5 million during the nine months ended September 30, 2002 (12% of revenues) from $3.7 million in the same period in 2001 (12% of revenues). The Company expects its future research and development costs for the last quarter of 2002 to be similar to the levels experienced during the first three quarters.

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

        Sales and marketing expenses increased to $1.6 million in the third quarter of 2002 (16% of revenues) from $1.2 million during the same period in 2001 (12% of revenues). Further, sales and marketing expenses increased to $4.2 million during the nine months ended September 30, 2002 (14% of revenues) from $4.0 million in the same period in 2001 (13% of revenues). This increase was substantially due to unusually higher external commissions (to non-employee dealers and representatives) incurred in the third quarter of 2002 on sales in both segments. The Company anticipates that its sales and marketing expenses will decrease slightly as a percentage of revenues in the last quarter of 2002 as compared to the first three quarters.

General and Administrative

        General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance, administration, and the amortization of intangible assets.

        General and administrative expenses decreased to $1.2 million in the third quarter of 2002 (12% of revenues) from $1.8 million during the same period in 2001 (17% of revenues). Further, general and administrative expenses decreased to $4.6 million for the nine months ended September 30, 2002 (16% of revenues) as compared to $5.6 million in the same period in 2001 (18% of revenues). The decrease in general and administrative expenses of approximately $1.0 million for the nine months ended September 30, 2002, as compared to the same period in 2001, is the result of the following factors, some of which are partially offsetting.

        First, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with SFAS 142, goodwill and certain other intangible assets are no longer amortized to earnings as of fiscal years beginning after December 15, 2001. Instead, per SFAS 142, such intangible assets are to be periodically reviewed for impairment. The Company performed such fair value impairment test at December 31, 2001, and updated such test at September 30, 2002, concluding that no impairment of goodwill and certain other intangible assets was deemed necessary at any such dates. As a result of SFAS 142, general and administrative expenses decreased by $237,000 in each of the first three quarters of 2002, as compared to the same period in 2001, a total decrease for the nine months ended September 30, 2002 of $711,000. This decrease from the prior year would be expected to continue in the future.

        Second, as described in Note 8 of the Notes to Condensed Consolidated Financial Statements, for the three months ended September 30, 2002, June 30, 2002, and March 31, 2002, the Company incurred non-cash compensation expense (benefit) of ($199,000), ($76,000), and $437,000, respectively, related to the repricing of its stock options. Because the quoted value of the Company's common stock during the same period in 2001 was not above the exercise price of the options subsequent to the repricing, no similar compensation expense was recognized in any of the first three quarters of 2001. The resulting net increase in general and administrative expenses for the nine months ended September 30, 2002 was $162,000. This component of expense is related to movements in the Company's stock price and is not otherwise controllable. The compensation expense relating to the repriced options varies according to the market value of the Company's common stock; presently, each increase of $0.01 per share in the Company's stock price, over and above the closing price of $0.85 on September 30, 2002, will cause the Company to incur approximately $8,000 in future compensation expense.

        Additional decreases in the Company's general and administrative expenses during first three quarters of 2002, as compared to the previous year, relate primarily to reduced staffing levels resulting from a work force reduction in March 2001. The Company anticipates future general and administrative expenses for the remainder of 2002, excluding non-cash compensation expense relating to the repriced options, to be similar to the level experienced during the first three quarters of 2002.

Other Income/Expense, net

        Net other income/expense for the nine months ended September 30, 2002 includes, and results substantially from, the following: 1) net loss of $130,000 related to the settlement of the EEC litigation in the second quarter; 2) net gain of $225,000 related to insurance proceeds received in the first quarter as a result of a claim for stolen property; 3) net gain of $75,000 recognized on sales of property throughout the nine month period. Net other income/expense for the nine months ended September 30, 2001 related primarily to the cancellation of a licensing agreement between the Company and Nextel.

        Net other income/expense can fluctuate materially from one period to another. However, the Company would not anticipate net other income/expense for the remainder of 2002 to be at a significant level.

Interest Income/Interest Expense

        Interest income consists of interest income earned on cash and invested funds; interest expense consists of interest amounts payable on the Company's loans and bank lines of credit. Interest income and interest expense were $11,000 and $1,000, respectively, for the three months ended September 30, 2002, as compared to $79,000 and $68,000 in the same period in 2001. Further, interest income and interest expense were $60,000 and $18,000, respectively, for the nine months ended September 30, 2002, as compared to $312,000 and $293,000 in the same period in 2001. Interest income and expense vary based on the relative interest rates earned or paid, and the relative cash and loan balances.

        The Company expects interest expense to be minimal the remainder of 2002 because of the Company's decision to pay-off and terminate its line of credit agreement. The Company expects interest income for the remainder of the fiscal year to be similar to the level experienced in the first three quarters of 2002, assuming prevailing interest rates remain similar.

Benefit for Income Taxes

        The Company did not record a tax benefit in any of the first three quarters of 2002 or 2001. As of December 31, 2001, the Company has $24.2 million in deferred tax assets; this asset is reduced by a valuation allowance of $23.7 million. Management anticipates that if the Company continues its recent trend of profitability, all or some portion of the reserved deferred tax asset may be restored; conversely, if the Company incurs future losses, it may be necessary to write off the $0.5 million deferred tax asset recorded on the balance sheet at September 30, 2002 and December 31, 2001.

Liquidity and Capital Resources

        Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, and stock offerings completed on January 22, 1997 and October 15, 1997. However, the Company's operations provided positive cash for the year ended December 31, 2001 and for the nine months ended September 30, 2002.

        The Company's operating activities provided cash of $0.2 million in the first nine months of 2002; this compared to cash provided by operating activities of $2.5 million during the same period in 2001. Cash provided by operating activities in the first three quarters of 2002 consisted primarily of: net income of $0.8 million; depreciation and amortization expenses of $0.9 million; non-cash compensation of $0.2 million; and a net change in the various components of working capital of ($1.6) million, substantially relating to an increase in the Company's inventory balance.

        Cash used by investing activities was $1.2 million for the first nine months of 2002, as compared to net cash used by investing activities of $0.2 million in the same period in 2001. Capital expenditures of $0.7 million for the first three quarters of 2002, as compared to $0.5 million for the same period in 2001, consisted primarily of tooling, and computer and test equipment. In the first nine months of 2002, the increase of $0.5 in other assets related primarily to non-current royalty fees.

        Financing activities used net cash of $5.1 million in the first nine months of 2002, which related primarily to the pay off and termination of the Company's line of credit with a bank in February 2002. Comparatively, the Company's financing activities used $1.7 million in the first nine months of 2001, substantially related to net payments on the Company's line of credit.

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

        Without additional funding sources, the Company's ability to grow, either internally or through acquisition, is restricted. Presently, the Company's rate of growth is limited to the extent that current operations can generate the cash necessary to finance such growth. The Company's substantial losses prior to 2001 have strained the Company's ability to borrow funds. While the Company is seeking a new revolving credit facility, there can be no assurance such efforts will be successful or that any such borrowing availability, combined with operational cash flow, will be sufficient to permit the Company to expand its operations from its present levels.

        The Company's backlog of unfilled orders at September 30, 2002 was $8.5 million. This compared to a backlog of $7.4 million as of December 31, 2001.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Within the 90 days prior to the date of filing this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended. Based on that evaluation the Company's Chairman and Chief Executive Officer along with the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

(b)    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEMS 1 - 5.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

        The following exhibits are filed herewith:

Exhibit No.	Description
11.1	Computation of income (loss) per share
99.1	Written certification of Chief Executive Officer and Chief Financial Officer, dated October 24, 2002, pursuant to 18 U.S.C. Section 1350.
  (b)
  Reports on Form 8-K:

        The Company filed the CEO and CFO's personal certification of its Report on Form 10-Q for the quarter ending June 30, 2002, pursuant to 18 S.S.C. Section 1350, as a report on Form 8-K, under Item 9, on August 09, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.
Date: October 24, 2002	By:	/s/ MASSOUD SAFAVI Massoud Safavi Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Chief Executive Officer's Certification of Report on Form 10-Q
for Quarterly Period Ending September 30, 2002

        I, Michael E. Jalbert, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EFJ, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002	By:	/s/ MICHAEL E. JALBERT Michael E. Jalbert Chief Executive Officer

Chief Financial Officer's Certification of Report on Form 10-Q
for Quarterly Period Ending September 30, 2002

        I, Massoud Safavi, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EFJ, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002	By:	/s/ MASSOUD SAFAVI Massoud Safavi Chief Executive Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
EFJ, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2002 and December 31, 2001 (in thousands, except share data)
EFJ, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the three and nine months ended September 30, 2002 and 2001 (Unaudited and in thousands, except share and per share data)
EFJ, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Nine months ended September 30, 2002 and 2001 (Unaudited and in thousands, except share data)
EFJ, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the nine months ended September 30, 2002 and 2001 (Unaudited and in thousands)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEMS 1 - 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURE
Chief Executive Officer's Certification of Report on Form 10-Q for Quarterly Period Ending September 30, 2002
Chief Financial Officer's Certification of Report on Form 10-Q for Quarterly Period Ending September 30, 2002