Form 10-K
period 2002-12-31
EFJ INC
filed 2003-03-05
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (402) 474-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on February 17, 2003, as reported in the Over the Counter Bulletin Board market was approximately $31,500,000. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding of the Registrant’s Common Stock, as of February 17, 2003: 17,577,315.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2002 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Unless the context otherwise provides, all references in this Annual Report on Form 10-K to the “Company” include EFJ, Inc., its predecessor entities, and its subsidiaries, including E.F. Johnson Company and Transcrypt International, Inc., on a combined basis. All references to “EFJohnson” refer to E.F. Johnson Company, and all references to “Transcrypt” refer to Transcrypt International, Inc.

In addition to the historical information contained herein, certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties and relate, without limitation, to the following:

•       the results of the Company’s product development efforts;

•       future sales levels and customer confidence;

•       the Company’s future financial condition, liquidity and general business prospects;

•       perceived opportunities in the marketplace for the Company’s products and its products under development; and

•       the Company’s other business plans for the future.

The actual outcomes of the above referenced matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. For a discussion regarding such differences, see “—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price” below.

General

The Company is a manufacturer of wireless communications products and systems and information security products. Through its wholly-owned subsidiary, EFJohnson, which will celebrate its 80th anniversary in 2003, the Company designs, develops, manufactures, and markets: (1) mobile and portable land mobile radios (“LMR”); (2) stationary LMR transmitters / receivers (base stations or repeaters); and (3) LMR systems. Through its wholly-owned subsidiary, Transcrypt, which will celebrate its 25th anniversary in 2003, the Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR markets as an add-on security device for analog radios. The Company primarily sells its products to: (1) domestic public safety / public service and other governmental users;  (2) domestic commercial users; and (3) international customers.

At the Company’s June 13, 2002 Annual Meeting of Stockholders, the Stockholders approved an amendment of the Company’s Certificate of Incorporation to change the corporate name to EFJ, Inc. On December 6, 2002, EFJ, Inc. established a new wholly-owned subsidiary, named Transcrypt International, Inc. EFJ, Inc. is in the process of transferring all assets associated with the Transcrypt Secure Technologies division to the new Delaware subsidiary.  The Transcrypt Secure Technologies division is solely related to the Company’s information security product line.

The Company’s principal business offices are located at 4800 NW 1st Street, Lincoln, Nebraska 68521, and its phone number is (402) 474-4800.

Industry

Wireless Communications

The mobile wireless communications industry began in the mid-1930s when police departments began using LMR systems to enable immediate communication between headquarters and officers patrolling the community. LMRs consist of hand-held and mobile (vehicle mounted) two-way radios. A typical LMR system consists of one or more base control stations networked with each other and with hand-held and/or mobile radios. Originally designed to transmit information in the analog format, there has been a relatively recent migration of LMR systems to the digital format. Historically, electronic communications were transmitted in analog format. By the late 1980s, accelerating use of wireless communications devices, such as LMRs and cellular telephones, resulted in increased demand for limited radio spectrum. In response to this demand, and enabled by the low-cost availability of digital signal processors (“DSP’s”), electronics manufacturers developed spectrally efficient (i.e., low-bandwidth) digital communications devices. In digital communications, an analog signal is “digitized,” or converted into a series of discrete information “bits” in the form of ones and zeroes prior to transmission.

The following three factors contributed to LMR service expanding beyond its traditional police and fire applications to become an integral means of communications for a variety of governmental and commercial enterprises: (1) recognition of the benefit offered by immediate radio communications with their field personnel; (2) technological advances making LMR systems more affordable; and (3) allocation of increasing amounts of spectrum for LMR use. In addition to dispatch-oriented LMR service, many other forms of mobile wireless communication technologies have emerged and are continuing to be developed to meet the varied communication needs of an increasingly mobile society. These include paging, wireless data, cellular telephone, and personal communication services.

Conventional and trunked are two general types of LMR systems. Both types of systems operate on the specific frequency bands that the Federal Communications Commission (“FCC”) has allocated for such types of systems. Conventional LMR systems use a single channel to transmit and receive information. All users have unrestricted access, and the user must monitor the system and wait until the channel is unoccupied. Trunked systems, including the Company’s logic trunked radio (“LTR®”), LTR-Net®, and Multi-Net® products, combine multiple channels so that an unoccupied channel is automatically selected when a user begins transmitting. Conventional LMR systems are relatively inefficient compared to trunked systems.

The development of trunked LMR systems and the allocation of additional frequency spectrum in the 1970s triggered significant growth in the LMR market. Technological developments by EFJohnson and others have enabled LMR systems to be “networked,” permitting multiple sites to be linked together through a switch to provide extended geographical coverage. In addition, many trunked subscriber units are capable of functioning as mobile telephones through interconnections to the public switched telephone network. More recent technology provides for the interconnection between sites to be accomplished over digital packet based networks using Internet type protocols in a technique called Voice over Internet Protocol (VoIP). The Company’s proprietary implementation has been trademarked as Netelligent®.

Many federal, state and local agencies operate LMR equipment which complies with specifications established by the Association of Public Safety Communications Officials International Inc. (“APCO”). The APCO 16 standard, established in 1979, includes recommendations for 800 MHz transmission, analog voice modulation, and trunking functions for using the frequency spectrum. However, the APCO 16 recommendations permitted development of proprietary systems. As a result, three proprietary APCO 16 technologies evolved: Motorola’s SmartNet®; General Electric’s EDACS®; and EFJohnson’s Multi-Net®. These proprietary systems effectively eliminated competition once the initial technology decision was made, thereby, severely hampering interoperability. Consequently, APCO began efforts on a more comprehensive standard which would stress the importance of interoperability.

In 1995, APCO promulgated a new recommended standard known as Project 25. Project 25 specifies features and signaling for narrow band digital voice and data with conventional and trunking modes of operation. The Telecommunications Industry Association (“TIA”) participated in the development of this suite of standards, following an industry-sanctioned and American National Standards Institute (“ANSI”) accredited process. With TIA’s assistance, Project 25 was structured to specify all details of fundamental LMR communications to allow multi-source procurement and interoperability for the life of Project 25 systems. The Company has provided significant support to both APCO and TIA, to include serving on many of the section and subsection working committees.

The Project 25 standard has been adopted by the National Telecommunications and Information Association (“NTIA”) which controls LMR specifications for the U.S. government. NTIA specified a conversion to narrow band, with Project 25 as the preferred solution, by the year 2005 for the 162-174 MHz bands, and by 2008 for all other bands. Several of the U.S. government agencies (including the Departments of Interior, Justice, and Treasury) have specified a Project 25 requirement for procurements of new LMR Equipment. Although state and local public safety agencies are not currently required by the FCC or APCO to purchase Project 25 compliant LMR systems or otherwise adopt the Project 25 standard, Project 25 compatibility is expected to become one of the key purchasing factors for state and local public safety / public service LMR users. Furthermore, as state and local LMR users upgrade their existing APCO 16 systems to comply with FCC-imposed bandwidth limitations, demand for Project 25 compliant LMR systems is expected to increase, due in part to the fact that Project 25 systems can potentially be configured for compatibility with older APCO 16 mobile and portable radios, allowing adopters of the Project 25 standard to purchase new system equipment without replacing all of their subscriber radios.

Unlike government LMR users, commercial LMR users have only expressed marginal interest in interoperability or compliance with APCO standards. Commercial users, such as utility, transportation, construction and energy companies, require rapid communications among personnel spread out over relatively large geographic areas. Many large commercial LMR users purchase and operate entire systems for their own private use, procuring LMR systems directly from manufacturers or through local distributors that typically provide installation and maintenance services. Smaller commercial users typically utilize specialized mobile radio (“SMR”) operators such as Nextel Corp. and Centennial Communications to provide their radio communication needs.

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

Competition for domestic commercial users has significantly increased in the last few years. Significant changes include: unavailability of new 800 MHz frequencies; consolidation in the SMR marketplaces; and conversion of certain SMR systems from analog to digital. This has resulted in increased availability of used analog radios and repeaters in the marketplace and decreased prices and contributed to a general commercial market demand for low margin products. Competitors have been reducing their prices and therefore putting pressure on the Company’s prices and margins in this market.

Information Security

The electronic information security industry is generally comprised of products designed to protect the transmission of sensitive voice and data communications through both wireless and wireline mediums. Without such protection, many forms of electronic communications, such as LMR and telephone conversations and remote data communications, are vulnerable to interception and theft. Not surprisingly, the information security industry originated from the need to secure sensitive wireless military communications.

By the late 1970s, the availability, quality and cost of LMR information security devices had improved so that the use of these devices became economically and functionally feasible for non-military governmental users (such as law enforcement, fire, emergency medical, and other public safety personnel) and large commercial users (such as transportation, construction, and oil companies). The use of scrambling and encryption equipment, such as one of the Company’s modules, is required on both the transmitting and receiving sides of communications in order to operate in secure mode. However, most LMR encryption products, including all of Transcrypt’s products, can be used in the clear, non-scrambled mode with equipment that does not contain a security device.

Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio “carrier” wave. An analog transmission can be made secure by “scrambling,” or manipulating the original signal at the point of transmission, and reconstituting the original signal at the receiving end. Digital transmissions can be made secure by a process known as “encryption,” which involves the use of a mathematical algorithm to rearrange the bit-stream prior to transmission and a decoding algorithm to reconstitute the transmitted information back into its original form at the receiving end. The core technologies currently available, and used by companies such as Transcrypt, include the following methods, which are listed in increasing order of sophistication of security technique:

•       frequency inversion (inverting or otherwise adjusting the spectrum of a signal based on a consistent method);

•       rolling code transmission (incrementally stepping codes used to modify a signal);

•       hopping code transmission (changing broadcast frequencies multiple times per second based upon an algorithm);

•       digital encryption (encoding a digital bit-stream based upon a mathematical encryption algorithm).

Manufacturers of information security products, such as the Company, typically charge higher prices for devices featuring more advanced levels of security. Therefore, the types of end-users at each level of security tend to vary based upon the importance of the information that the end-user wants to secure. Typical users of the most basic form of scrambler, the frequency inversion scrambler, include taxi dispatchers, other types of consumer businesses, and transportation companies. High-level scrambling and encryption devices are used primarily by public safety agencies, U.S. government personnel, and international customers. For example, domestic and international police forces typically have a medium to high need for security, while military users, who are often faced with hostile and determined threats, typically have a very high need for security.

Markets and Products

Purchasers of the Company’s wireless communications and information security products include domestic public safety / public service agencies and other governmental units, foreign governments, LMR manufacturers, and business and corporate users in finance, manufacturing, public utilities, and energy, among other industries. Significant customers accounting for more than 10% of the Company’s revenues, as a combination of both wireless communications and encryption products, included: State of South Dakota, which represented approximately 12% of sales in both 2002 and 2001; Chester County of Pennsylvania, which represented approximately 14% of sales in 2001; and Motorola, which represented approximately 17% of sales in 2000.

The Company’s basic marketing strategy is founded on the premise that “quality, value, and service equals choice for the customer” (or “QVS=C”). The strategy is to increase market awareness, to convey the Company’s technical capabilities, support, and overall value of its products so that the customer understands the Company represents a viable choice in fulfilling LMR requirements. To this end, the Company’s marketing staff conducts promotions through a mix of print advertising, trade shows, direct mail campaigns, press releases, presentation material, and distribution of demonstration and loaner equipment. The goal is to make the market aware that the Company is an LMR communications solution provider that offers quality choice in the marketplace.

The Company sells its products domestically through a direct sales force of account executives and sales managers, dealers, and manufacturer representatives. The Company also uses telemarketing personnel who sell primarily to smaller dealers and SMR operators. The Company provides comprehensive support to its LMR dealers, who re-sell the Company’s product to end-users. This support includes cooperative advertising programs, advertising materials, sales and service training, and technical support. The Company’s international sales are primarily made through a specialized international direct sales force in conjunction with Company-authorized distributors, which typically provide a local contact and arrange for technical training in foreign countries. See “—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—Business, political, regulatory, or economic changes in foreign countries in which the Company markets its products or services could adversely affect the Company’s revenues.”

Wireless Communications

EFJohnson primarily sells its products to: (1) domestic public safety / public service and other governmental users; (2) domestic commercial users; and (3) international customers. In November 2000, the Company made the decision to focus on the domestic public safety / public service sector, de-emphasizing the commercial market and eliminating many of its commercial product offerings. As such, EFJohnson’s sales to domestic commercial entities have steadily declined over the last two years, as evidenced by sales in the amount of $2.3 million in 2002, $4.9 million in 2001, and $12.4 million in 2000. Comparatively, EFJohnson’s sales to domestic public safety / public service and other governmental agencies have increased, as evidenced by sales in the amount of $30.1 million in 2002, $26.9 million in 2001, and $20.9 million in 2000. EFJohnson’s products consist of radios (or “subscriber units”), LMR systems (to include infrastructure equipment, system design, and installation of infrastructure equipment), and service (technical support, maintenance contracts, service parts, and training). Most of these products are sold under the “EFJohnson” brand name.

EFJohnson’s radio offerings include both analog (Multi-Net®, Motorola’s SmartNet® and SmartZone®, LTR-Net®, LTR® and conventional) and digital (Project 25, Motorola’s SmartNet® and SmartZone®) radios. EFJohnson’s  Project 25 radios, both hand-held portable and mobile radios, can contain voice scrambling and/or digital encryption technology, Over-the-Air-Reprogramming (“OTAR”), and Project 25 trunking. To further increase its LMR offering, EFJohnson has incorporated its DES-OFB, DES-XL, and AES encryption technology into its radio products. Additionally, the Company’s Project 25 radios can be used on most Motorola APCO 16 systems using the SmartNet® protocol, which EFJohnson licensed from Motorola, and are being developed for use, as well, on the Multi-Net® protocol developed by EFJohnson.

EFJohnson’s current LMR system sales are predominantly Multi-Net® systems. However, EFJohnson also offers Project 25 and LTR-Net® systems. The Multi-Net® and LTR-Net® product line incorporates the EFJohnson trunking protocols and includes: (1) sub-audible signaling, which automatically selects a clear or unoccupied channel; (2) open architecture that is compatible with other analog products; and (3) transmission trunking which provides efficient use of the channels. The Project 25 system offerings are presently conventional only. The majority of system sales, whether for high-end commercial or governmental purchasers, involve soliciting and responding to requests for proposals (“RFP’s”). The RFP process for system sales has a relatively long cycle time, typically taking as much time as one year, and, depending on the size of the system, taking multiple years to complete installation of a project. During 2000 and 2001, the Company focused on the completion of systems contracts for certain EFJohnson projects begun prior to 1999. The Company substantially completed these systems as of December 31, 2001. As of December 31, 2002, the only systems in progress represent projects initiated in 2002. LMR system end-users often require the supplier of the LMR system to supply a bond from an approved surety company at the time that the bid is submitted and at the time that the contract is awarded. See “—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—The Company’s inability to secure satisfactory bonding arrangements would adversely affect revenues.”

For the EFJohnson product line, the Company’s customer service group provides after-sales service and support, including technical support through a toll-free telephone number, on-site technical personnel for repairs and applications issues, 24-hour turnaround for spare parts, extended maintenance coverage, and product training. Product training includes classes and seminars to provide the end-user assistance in the use, operation and application of LMR products and systems. Training is available at both the customer’s site and the Company’s Waseca, Minnesota facility. LMR products and systems are generally sold with a one-year warranty, which covers parts and labor in North America and parts internationally. Broader warranty and service coverage is provided in certain instances, on a contractual basis, usually for an additional charge.

During 1999, the Company signed a Memorandum of Understanding with Motorola for the exploration of joint development projects and the license of EFJohnson technology. There are currently no significant joint development projects in process. During 2000, the Company signed a licensing agreement allowing Motorola the right to develop and sell mobile and portable radio products incorporating the EFJohnson developed LTR-Net® protocol. To the Company’s knowledge, Motorola has not yet developed any such products.

Domestic public safety / public service

The Company serves domestic public safety / public service and other governmental users primarily with its Netelligent® Project 25 digital product lines and its APCO 16 Multi-Net® analog product lines. The Company believes that its Multi-Net® system, which links together multiple sites for wide-area coverage using a proprietary architecture, is a high-quality, cost-effective alternative to comparable APCO 16 systems produced by other manufacturers. The Company’s system offers many features specifically designed for public safety / public service users, such as:

•       emergency queuing;

•       over 8,000 unique identification codes;

•       automatic subscriber identification;

•       five levels of priority access;

•       simulcast; and

•       wide area system configurations.

The Company provides a broad line of Multi-Net® products, including repeaters, radio network terminals, system management modules, dispatcher consoles, audio and data link and related accessories.

The Company’s primary market focus is in the areas of Project 25 compliant systems and interoperability. The Company’s Netelligent® Project 25 compliant analog/digital radios are compatible and interoperable with older analog radio systems, as well as with Motorola’s proprietary analog APCO 16 trunking technology (SmartNet® and SmartZone®) and proprietary digital encryption algorithms. The Company believes that such backward compatibility with most of Motorola’s APCO 16 trunking technology will provide early adopters of the Project 25 standard, such as the federal, state and local government agencies, with the ability to purchase new equipment without replacing entire older systems. In 2002, EFJohnson introduced Project 25 system infrastructure, beginning with the Model 2600 Repeater.

The Project 25 market has developed slowly, primarily due to the cost of replacing existing systems with Project 25 compliant system infrastructure and radios. However, since September 11, 2001, development and implementation of Project 25 compliant systems has accelerated due to a higher emphasis on the need for interoperability between various local, state and federal governmental entities. The Company expects this movement towards Project 25 to continue at an accelerated rate, particularly among federal agencies and state and local public safety and first-time responders.

The Company believes it has positioned itself to participate in this Project 25 marketplace, particularly as a result of its established presence as a vendor to the Departments of Interior, Justice, Treasury and Defense. With the Company’s continued emphasis on the federal market, this trend of increasing federal sales, as a percentage of the overall sales mix, should continue. The Company also markets its Project 25 capabilities to the state and local governmental units seeking interoperability.

Commercial Users

Nearly two-thirds of the EFJohnson’s LMR sales to commercial entities relate to a branded radio product produced for one certain entity in accordance with given specifications. The remainder of the Company’s commercial LMR sales primarily relate to its LTR-Net® and other analog LMR product lines. Competition for domestic commercial users reached the point where price reductions in the market had put such unacceptable pressure on margins that, in late 2000, the Company altered its market focus to concentrate on non-commercial markets. Nonetheless, management believes that niche markets, such as large public utilities, will desire Project 25 interoperability. In these instances, the demand will be for LMR system and subscriber unit products similar to those that EFJohnson markets to its state, local and federal governments. Given the opportunity, the Company intends to market to such commercial users.

International

EFJohnson serves its international users primarily with its Multi-Net®, LTR-Net®, and LTR® product lines. The Company’s international focus is generally on Latin American countries, notably Brazil, Argentina, Venezuela, and Chile. To date, there has been little international demand for the Company’s digital products, and sales to international customers has become a smaller part of EFJohnson’s overall sales as a result of the decision to focus its marketing and development resources on the domestic public safety / public service markets in general, and the digital Project 25 area in particular. EFJohnson’s international sales represented 4% of its total sales in 2002, as compared to 17% and 8% in 2001 and 2000, respectively.

Information Security

Transcrypt first entered the information security market in 1978 with simple, transistor-based add-on scrambling modules for use in analog LMRs using basic single-inversion scrambling techniques. Transcrypt marketed these products primarily to domestic public safety / public service agencies and international governments. Since that time, the Company has further developed and improved upon its core information security technologies, which have, at various times, been implemented into the Company’s scrambler modules and other products within its major information security product families.

The Company’s customers use information security products in a variety of situations involving differing security needs. The Company offers a variety of add-on LMR scrambling products featuring its core technologies at varying levels of security. Add-on scramblers are available in two packages, which include: (1) a modular package consisting of a circuit board that is designed to be permanently soldered into existing circuitry; and (2) a plug-in package designed for installation using connectors with standard pin configurations which original equipment manufacturers (“OEM”) may install. The Company also produces modules that add signaling features to radios, including “man-down” (emergency signal broadcast if radio position becomes horizontal), “stun-kill” (disables lost or stolen radios remotely), “ANI” (automatic number identification of radios) and OTAR (changes encryption and scrambling codes remotely). In December 1997, the Company introduced an LMR encryption module, for use as an add-on or in OEM equipment, that uses the U.S. digital encryption standard known as “DES.”  This module uses the widely recognized DES algorithm for encoding transmissions. The Company also produces low-cost tactical interoperability products which allow simple cross-band radio communications and range extension using portable or mobile radios. Transcrypt’s TransPeater® product provides interoperability for radios with different frequencies and communication protocols, linking as many as three UHF, VHF, or 800 MHz radio systems using portable or mobile radios to establish rapid development for inter-agency communications.

Transcrypt’s analog products are compatible with a number of OEM manufacturers, including Motorola, EFJohnson, Kenwood U.S.A. Corp. (“Kenwood”), ICOM America, Inc., Relm Corporation (“Relm”), Tait Electronics (“Tait”), and Midland International Corp (“Midland”). However, substantial portions of the analog encryption modules sold by Transcrypt are for use in radios manufactured by Motorola. During 2001, the Company entered into a Professional Radio Application Partner Contract with Motorola which certifies the Company as an Authorized Application Partner of its plug-in information security modules for the Motorola Professional series radios in Europe, the Middle East, and Africa. Presently, the Company is pursuing similar certification for other global regions.

For the Transcrypt product line, the Company provides toll-free telephone access for customers with technical or other problems. The Company will also customize product training for its customers using a classroom approach or seminars at either or both the customer’s site and the Company’s Lincoln facility. The Company offers a standard warranty on all products, which covers parts and labor for a period of one year from purchase. The Company documents installation instructions for its products in OEM devices and has developed instruction for more than 2,600 OEM products, including almost all commercially available two-way radio models sold worldwide.

Transcrypt’s current information security products are designed solely for the encryption of analog transmissions. As the LMR encryption customers migrate from analog to digital transmission systems, the overall market for the Company’s analog encryption products may decrease. This migration from analog to digital is expected to occur more rapidly in North America and Europe than elsewhere in the world. Due to the much higher cost of digital products, the Company anticipates that the overall global demand for analog products will decrease at a fairly slow pace over the next few years. During such period, this decrease is only expected to have a marginal impact upon the Company’s information security product sales.

Products Under Development / Research and Development

Consistent with the Company’s development efforts for its existing products, the Company designs new products around common wireless technologies using common signal processing platforms and circuitry. Using this approach, the Company has generally been able to incorporate improvements in core technologies into its new products more quickly and with relatively lower development costs compared to developing entire products separately.

The Company’s research and development organization has expertise in: radio frequency technology, computer architecture, switch architecture, networking, cryptography, object-oriented software, and analog and digital hardware designs. Ongoing engineering efforts are focused on adding additional features to existing product lines and developing new and innovative platforms. The Company’s research and development efforts encompass:

•       upgrading and supporting existing product lines;

•       digital signal processing;

•       voice coding (including improved multi-band excitation);

•       encryption;

•       spectral manipulation and rotation;

•       systems simulation;

•       mixed signal scrambling;

•       digital LMR system infrastructure; and

•       design of new mobile and portable radios.

Cross-disciplinary groups, involving marketing, customer service, manufacturing and engineering are used for product planning, definition, and testing.

At December 31, 2002, the Company had a staff of 47 engineers, 36 of whom work primarily in research and development. The Company organizes research and development efforts along its two main product lines: wireless communications; and information security. While engineering staffs will combine efforts when appropriate, the Company believes that this more focused environment fosters a more efficient approach to new product development.

Wireless Communications

The Company continues to develop products in 2003 that include feature enhancements and additions to its line of digital radios, and which will continue to comply with the Project 25 standard. The Company is undertaking the development of Project 25 infrastructure equipment, including Project 25 trunking infrastructure, such as repeaters, base stations, network switching equipments, consoles, and voters. The Company believes that Project 25 trunking systems will be more widely implemented as costs come down and additional competitively priced equipment becomes available. In addition, the Company is analyzing the potential of applying standard Internet Protocol switching techniques for voice and data interconnectivity between wireless sites. To that end, the Company has submitted a VoIP fixed station interface for APCO/TIA standards consideration, and the Project 25 compliant infrastructure under development will include this interface.

Information Security

The LMR security products under development include new versions of the Company’s 460 series modules for deployment in different models of radios, including plug-in modules for certain new model Motorola radios introduced from time to time in different regions of the world. The Company has also undertaken development of the following: 1) software embeddable versions of its current analog product line intended to work with DSP’s, eliminating the need for a separate hardware module in many new models of analog radios; and 2) feature enhancements to its tactical interoperability products, in order to expand its functional capabilities.

Additionally, Transcrypt is currently assisting EFJohnson in its development of a FIPS-140 certification of its digital radios. This requires isolating the encryption software on the radio’s primary circuit board. At this time Transcrypt is not otherwise involved in development efforts related to digital radio encryption. Encryption for digital radios is accomplished through software embedded in the radio, which has, to date, been accomplished by the manufacturer of the radio. Consequently, development in this area has not been deemed economically beneficial.

Intellectual Property

The Company currently holds or has been assigned 46 U.S. patents. These patents cover a broad range of technologies, including trunking protocols, high-end scrambling and encryption techniques, methods of integrating after-market devices, and a high-speed data interface for LMR communications. Furthermore, the Company holds registered copyrights that cover software containing algorithms for frequency hopping, scrambling and LMR signaling technologies, as well as numerous registered trademarks related to the “EFJohnson” and “Transcrypt” names and product names. In addition to patent, trademark, and copyright laws, the Company relies on trade secret law and employee and third party non-disclosure agreements to protect its proprietary intellectual property rights.

Manufacturing, Materials, and Suppliers

The Company’s manufacturing operations generally consist of the procurement of commercially available subassemblies, parts, and components (such as integrated circuits, printed circuit boards and plastic and metal parts), in addition to the assembly of these various parts and components into finished products. The Company produces many of its wireless communications products, including all of its Project 25 compliant products, at its Waseca, Minnesota facility. The Company assembles its information security products at its facility in Lincoln, Nebraska.

Vendors manufacture certain components and subassemblies in accordance with the Company’s specific design criteria. Certain components and subassemblies used in the Company’s products are presently available only from a single supplier or a limited group of suppliers. With respect to other electronic parts, components and subassemblies, the Company believes that alternative sources could be obtained to supply these products, if necessary. To date, the Company has been able to obtain adequate supplies of key components and subassemblies in a timely manner from existing sources, with the exception of a temporary disruption in the aftermath of September 11, 2001. Nevertheless, a prolonged inability to obtain certain components and subassemblies could impair customer relationships and could have an adverse effect on the Company’s operating results. See “—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—The Company’s revenues and gross margins are dependent upon the timely and consistent delivery of components by third party suppliers.”

Motorola is often the sole manufacturer of electronic components used by the Company; these components include microprocessors and components used in the Company’s digital encryption and LMRs. The Company has obtained from Motorola a royalty-bearing, irrevocable, non-exclusive, worldwide license (“IPR License”) to manufacture products containing certain proprietary LMR and digital encryption technology. The Company believes this technology will be important to the success of certain of its existing and proposed Project 25 compliant LMR products. The IPR License includes rights to use Motorola’s proprietary analog APCO 16 trunking technology (SmartNet®), Project 25 required products, and certain Motorola digital encryption algorithms in the Company’s LMR products. The digital encryption technology may also be incorporated into certain other information security products. In addition, the Company obtained a license to utilize certain proprietary technology from Motorola relating to the development of Project 25 compliant digital LMRs. This license covers infrastructure and other Project 25 technology. See “—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—Reduction in Motorola’s provision of products, components or technology to the Company could harm the Company’s business and operations.”

Some of the Company’s analog LMR products, primarily for commercial and international users, are manufactured by Icom Japan (“ICOM”), Unimo of Korea (formerly, Kukjae), and Tokyo Wireless of Japan under contract by the Company. Products produced by these companies have included repeaters, and mobile and hand-held portable radios that operate in both conventional and trunked mode. In general, the Company and the vendors jointly developed the radio products produced by these vendors. These products, in aggregate, represented approximately 9% of EFJohnson’s revenues in 2002.

Competition

Wireless Communications

In North America, Motorola and M/A-Com are the leading providers of LMR equipment to the public safety / public service sectors. Notwithstanding the fragmented international wireless communications market, the Company believes Motorola and M/A-Com to be the dominant competitors in the Latin American countries where the EFJohnson predominantly sells its LMR products outside the United States. Other LMR providers besides EFJohnson, who tend to focus on particular segments of the market, include Thales Communications (“Thales”), Uniden America Corporation (“Uniden”), Kenwood, ICOM America, Inc., Relm, Datron, Tait, and Midland. EFJohnson’s focus is on the domestic public safety / public service sector, where it competes primarily on the basis of price, technology and the flexibility, support, and responsiveness provided by the Company and its dealers. See—“Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—The Company faces competitive pressures that could adversely affect revenues, gross margins and profitability.”

Motorola and M/A-Com possess entrenched market positions in the domestic public safety / public service sectors. Both companies have substantial financial, marketing and operational resources, other intellectual property rights, and substantial technological capabilities. As such, these competitors have advantages in various aspects of the LMR market, particularly in regards to bidding on LMR systems that will have a cost greater than $10.0 million. As such, the Company’s strategy, as regards large LMR systems bids, is to partner with general contractors and integrators who have substantial financial, marketing, and operational resources; in this regard, the Company can piggy-back its LMR design and product expertise with the larger company’s greater overall resources.

Other than EFJohnson, the Company believes that Motorola, Thales, and Kenwood are currently the principal suppliers of Project 25 LMR products. Motorola is presently the only Project 25 supplier offering trunked infrastructure, as well as trunked mobile and  portable radios. The Company supplies trunked mobile and portable radios; however, it only offers conventional Project 25 infrastructure. The Company is continuing its development of Project 25 infrastructure with shipment of trunked infrastructure scheduled to begin in 2004. Certain companies have announced or are anticipated to announce future entry into the Project 25 compliant product market which include, without limitation: M/A-Com, Relm, Westel, Tait, Datron, and Daniels Communications.

Information Security

The markets for analog LMR information security products are highly competitive. A number of companies currently offer add-on scramblers for LMRs that compete with the Company’s add-on information security products, including Future Telecom (d.b.a. “Daxon”), Kavit Electronics Industries, Midian Electronics Inc., and MX-COM Inc. Significant competitive factors in these markets include product quality and performance features, including:

•       effectiveness of security features;

•       quality of the resulting voice or data signal;

•       development of new products and features;

•       price;

•       name recognition; and

•       quality and experience of sales, marketing, and service personnel.

Government Regulation and Export Controls

Wireless Communications

The Company’s wireless products are subject to regulation by the FCC under the Communications Act of 1934, as amended, and the FCC’s rules and policies as well as the regulations of the telecommunications regulatory authority in each country where the Company sells its products. These regulations are in the form of general approval to sell products within a given country for operation in a given frequency band, one-time equipment certification, and, at times, local approval for installation. Additionally, the FCC and foreign regulatory authorities regulate the spectrum used to provide LMR communication, as well as the construction, operation, and acquisition of wireless communications systems, and certain aspects of the performance of mobile communications products. Further, LMR communications of the U.S. government are controlled by the NTIA which regulates technical specifications of the product and spectrum used by the U.S. government and other users. Many of these governmental regulations are highly technical and subject to change. The Company believes that it and its products are in material compliance with all governmental rules and policies in the jurisdictions where the Company sells its products.

In the United States, all of the Company’s wireless products are subject to FCC rules. In those countries that have accepted certain worldwide standards, such as the FCC rulings or those from the European Telecommunications Standards Institute, the Company has not experienced significant regulatory barriers in bringing its products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance. However, many developing countries, including certain markets in Asia, have not fully developed or have no frequency allocation, equipment certification, or telecommunications regulatory standards.

The majority of the systems operated by EFJohnson’s customers must comply with the rules and regulations governing what has traditionally been characterized as “private radio” or private carrier communications systems. Licenses are issued to use frequencies on either a shared or exclusive basis, depending upon the frequency band in which the system operates. Some of the channels designated for exclusive use are employed on a for-profit basis; and other channels are used to satisfy internal communications requirements. Most SMR systems in operation today use 800 MHz channels. Within the top 50 metropolitan markets, 900 MHz frequencies, licensed for exclusive use systems, have been made available to both SMR and non-SMR licensees. Additional channels designated for exclusive use were made available in the 220 MHz band for both commercial and non-commercial systems.

EFJohnson also offers products in bands below 800 MHz where multiple users in the same geographic area share channels. In this “shared” or conventional spectrum, there is no requirement for loading the channel to any particular level in order to retain use of the frequencies. These channels are generally used by entities satisfying traditional dispatch requirements in, among others, the transportation and services industries. In addition, some customers are applying trunking capabilities to their channels in the UHF (primarily 450-470 MHz) frequency band.

The FCC is considering a number of regulatory changes that could affect the wireless communications industry and the Company’s business, including, but not limited to, various proposals to re-band and reallocate spectrum at 700 MHz and 900 MHz. Therefore, the regulatory environment is inherently uncertain and changes in the regulatory structure and laws and regulations, both in the United States and internationally, can adversely affect the Company and its customers. Such changes could make existing or planned products of the Company obsolete or unusable in one or more markets, which could have a material adverse effect on the Company.

The FCC, through the Public Safety Wireless Advisory Committee, is considering regulatory measures to facilitate a transition by public safety agencies to a more competitive, innovative environment so that the agencies may gain access to higher-quality transmission, emerging technologies, and broader services, including interoperability. In August 1998, the FCC adopted rules for licensing the largest block of spectrum ever allocated at one time for public safety. The FCC established rules for licensing 24 megahertz in the 700 MHz band and established a band plan for use of this spectrum. In accordance with this rule, in January 1999 the FCC established a Public Safety National Coordination Committee (“NCC”) to advise it on issues relating to the use of the 700 MHz public safety spectrum. The Committee is responsible for formulating a national interoperability plan, recommending technical standards to achieve interoperability spectrum, and providing policy recommendations on an advisory basis to the regional planning committees in order to facilitate the development of coordinated plans. The NCC recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. During January of 2001, the FCC released their Fourth Report and Order in which Project 25 was chosen as the interoperability standard. The Committee’s recommendations and the FCC’s rulings and orders could affect products manufactured by the Company.  Management cannot predict the outcome of the FCC review or any specific changes in FCC spectrum policies, or any potential effect on the Company’s sales.

Information Security

The Company’s information security products have been subject to export restrictions administered by the Department of Commerce, which permit the export of encryption products only with the required level of export license. U.S. export laws also prohibit the export of encryption products to a number of specified hostile countries. Although to date the Company has been able to secure most required U.S. export licenses, including licenses for export to approximately 120 countries since 1978, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future or at all. Additionally, in certain foreign countries, the Company’s distributors are required to secure licenses or formal permission before encryption products can be imported.

Management cannot predict whether any new legislation regarding export controls will be enacted, what form such legislation will take or how any such legislation will impact international sales of the Company’s products.

Backlog

The Company presently ships a small amount of information security products against backlog, due to the typically short manufacturing cycle of these products. Because of generally longer manufacturing cycle times required for the production of complete wireless communication products, the Company’s backlog for wireless communication products has been larger than for its security products. At December 31, 2002, the Company had a total backlog of approximately $8.0 million, substantially related to EFJohnson sales. However, the Company does not believe that its backlog figures, and variations from year to year therein, are indicative of sales of products in future periods.

Employees

At December 31, 2002, the Company had 206 full-time equivalent employees, including 42 at its Lincoln, Nebraska facility, 140 at its Waseca, Minnesota facility, 6 at its Washington, DC facility, and 18 field sales people, sales managers or staff located in the sales territories in which they serve. The Company also uses temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of the Company’s employees are covered by a collective bargaining agreement.

Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price

Certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements may involve risks and uncertainties and relate, without limitation, to the following:

•       the results of the Company’s product development efforts;

•       future sales levels and customer confidence;

•       the Company’s future financial condition, liquidity and general business prospects;

•       perceived opportunities in the marketplace for the Company’s products and its products under development; and

•       the Company’s other business plans for the future.

The actual outcomes of the above referenced matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. The following is a summary of some of the important factors that could affect the Company’s future results of operations and its stock price, and should be considered carefully.

If the APCO Project 25 standard is supplanted by some other recommended protocol or is otherwise not supported by the federal, state and local government agencies, it would adversely affect the Company’s operations, cash flows, and financial condition.

The Company’s wireless communications marketing and research and development efforts are substantially focused on Project 25 compliant equipment. The Company believes that sales of its Project 25 digital LMR products have been, and will continue in the foreseeable future to be, substantially dependent upon Motorola’s dominant position as a market leader in the Project 25 marketplace. Motorola is the largest manufacturer of Project 25 compliant LMR products and has been the principal public supporter of the Project 25 digital transmission standard for the LMR market. If Motorola does not maintain this dominant position, or if the Project 25 standard is otherwise abandoned by industry and the governmental public safety / public service users, it would adversely affect the Company’ operations, cash flows, and financial credit.

If the Company does not continue to implement its strategic plan, it will adversely affect the Company’s operations, cash flows, and financial condition.

In response to the substantial losses incurred in each of the three years prior to 2001, the Company implemented a plan that included significant transitions in product strategy and reductions in operating expenses. The extent to which the Company continues to successfully implement its plan to exit low margin products and markets and expand sales in higher margin products and markets will significantly impact the Company’s future operations and cash flows. The Company’s failure to achieve its future revenue and profitability goals, and other factors beyond the Company’s control, could result in losses, liquidity problems, additional impairment charges, and possible insolvency.

Failure to comply with financial covenants in the Company’s credit facility could result in termination of the credit facility, which would severely strain the Company’s liquidity position.

In November 2002, the Company finalized a new revolving credit facility, which expires September 30, 2004. The credit facility has certain financial covenants with which the Company was in compliance, or for which the Company had obtained waivers, as of December 31, 2002. However, there can be no assurance that the Company will remain in compliance with certain financial covenants or be successful in renewing such facility. Without the benefit of a revolving credit facility, a substantial decline in revenues or gross margins or a material increase in costs or expenses would severely strain the Company’s liquidity position. Further, without a revolving credit facility, the Company’s ability to grow, either internally or through acquisition, would be severely restricted.

A reduction in Motorola’s provision of products, components, or technology to the Company could harm the Company’s business and operations.

The Company is dependent on continuing access to certain Motorola products, electrical components and proprietary intellectual property. Although the Company believes that its relationship with Motorola is good, the Company cannot assure that Motorola will continue to supply products, electrical components and proprietary intellectual property to the Company on the scale or at the price that it now does. In addition, Motorola’s perception of the Company as a competitor could impact Motorola’s continued willingness to do business with the Company. Although the Company has certain contractual relationships with Motorola as a customer, most of these agreements are subject to termination in certain circumstances and expire by their terms within one to ten years. Any reduction of the Company’s contractual relations with Motorola or a decision by Motorola to reduce or eliminate the provision of products, components and technology to the Company could harm the Company’s business and operations.

An unfavorable outcome in pending litigation could adversely affect the Company’s cash flow, financial condition and results of operations.

On or about February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Circuit Court of Alaska, against EFJohnson. ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC. ASRC purchased approximately $0.5 million of products from EFJohnson since 1999. ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organization Act. Plaintiff seeks compensatory damages in excess of $0.5 million, attorneys’ fees and costs, and punitive damages in an unspecified amount. The Company vigorously contests ASRC’s allegations. However, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this legal action.

The Company’s inability to secure satisfactory bonding arrangements would adversely affect revenues.

In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. A number of factors can limit the availability of such bonds, including the applicant’s financial condition and operating results, the applicant’s record for completing similar systems contracts in the past and the extent to which the applicant has bonds in place for other projects. Bonds, which expire on various dates, totaled $4.3 million at December 31, 2002, and, as of such date, no bonds have been drawn upon. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company’s bonds could reduce the maximum amount of bond coverage available to the Company, or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. The Company’s inability to secure bonding arrangements when needed would adversely affect the Company’s ability to be awarded new systems installation contracts, which would adversely affect its revenues.

The Company’s operating results historically fluctuate from period to period.

The Company’s operating results may fluctuate from period to period due to a number of factors, as follows:

•       timing of customer orders;

•       timing of the introduction of new products;

•       timing and mix of product sales;

•       general economic conditions, both in the United States and overseas; and

•       specific economic conditions in the information security and wireless communications industries.

These factors make it difficult to utilize the Company’s quarterly results as a predictor of future operations. Historically, more than half of each quarter’s revenues result from orders booked and shipped during the third month of a quarter, and disproportionately in the latter half of that month. These factors make the forecasting of revenue inherently uncertain. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on expected revenue, a relatively small revenue shortfall may cause a period’s results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, transit interruptions, overall economic conditions, or natural disasters.

The Company faces competitive pressures that could adversely affect revenues, gross margins, and profitability.

The wireless communications and information security equipment industries, and the LMR market segment in particular, are highly competitive. Competition in the sale of stand-alone and digital products is more intense than for add-on and analog products. In addition, other wireless communication technologies, including cellular telephone, paging, SMR, satellite communications and PCS currently compete and are expected to compete in the future with certain of the Company’s stand-alone products. Furthermore, other manufacturers have announced or are anticipated to announce the availability of APCO Project 25 compliant products or digital land mobile radios.

Motorola and M/A-Com hold dominant and entrenched market positions in the domestic public safety / public service market for wireless communication products. In addition, these competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. Finally, these competitors have established trade names, trademarks, patents and other intellectual property rights and substantial technological capabilities. These advantages allow such competitors to: respond more quickly to new or emerging technologies; manage more extensive research and development programs; undertake more far-reaching marketing campaigns; engage in more aggressive merger and acquisition strategies; and adopt more aggressive pricing policies. Accordingly, the Company cannot make assurances that it will be able to continue to compete effectively in its markets, that competition will not intensify, or that future competition will not have a material adverse effect on the

Company’s revenues, gross margins, or profitability. In addition, the Company cannot assure that new competitors will not begin to compete in the markets for the Company’s products.

If the Company does not effectively manage the transition from analog to digital products, its revenues would be adversely affected.

The LMR markets are migrating from analog to digital equipment. This migration is primarily due to bandwidth capacity constraints, availability of additional features, and the perception that digital transmissions are more secure than analog transmissions. As a result, the Company is seeking to upgrade many of EFJohnson’s LMR products to be compatible with digital LMR communications standards, including APCO Project 25. However, the Company cannot assure that it will be able to effect this transition on a timely basis or that its digital products will compete successfully in the LMR marketplace. The failure of its products to compete successfully in the marketplace would have a material adverse effect on the Company’s revenues. Furthermore, the transition from analog to digital communications is likely to continue to result in a decrease in demand for the Company’s add-on security devices.

The Company’s sales to foreign customers are subject to various export regulations; and the inability to obtain, or the delay in obtaining, any required export approvals would harm revenues.

The Company’s sales to foreign customers are subject to export regulations. Sales of many of the Company’s encryption products require clearance and export licenses from the U.S. Department of Commerce under these regulations. The Company cannot assure that such approvals will be available to it or its products in the future in a timely manner, or at all, or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. The Company’s inability to obtain, or a delay in obtaining, required export approvals would harm the Company’s international sales. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international market. The Company cannot predict the impact of these factors on the international market for its products.

The Company’s future success will depend upon its ability and the resources available to respond to the rapidly evolving technology and customer requirements in the markets in which the Company operates.

The wireless communications and information security markets, in which the Company competes, are rapidly evolving and can be expected to further evolve in the future as a result of changing technology, industry standards and customer requirements. The Company’s ability to compete effectively will depend upon its ability to anticipate and react to these changes in a timely manner. The Company may not have, either currently or in the future, adequate capital or human resources to respond to these changes.

Technological developments in the digital LMR industry include the use of digital trunking, digital simulcast, and digital voting technologies. These technologies have led a number of manufacturers to change the architectures and methodologies used in designing, developing, and implementing large LMR systems. In order for the Company to develop and integrate these new technologies into its products, the Company has made a substantial investment in capital and human resources. However, there can be no assurance that such resources will be readily available to the Company in the future.

The failure of the Company to incorporate these technologies into its LMR products could, in the future, place the Company’s LMR products at a competitive disadvantage to those offered by other manufacturers. This situation could possibly make the Company’s hand-held and mobile LMRs incompatible with systems developed by other manufacturers, which would have a material adverse effect on the Company.

Business, political, regulatory, or economic changes in foreign countries in which the Company markets its products or services could adversely affect the Company’s revenues.

Although all of the Company’s sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of the Company’s products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for the Company.

In 2002, 2001 and 2000, international sales constituted approximately 15%, 24%, and 17% of revenues, respectively. While substantially all international sales are supported by letters of credit, the purchase of Company products by international customers presents increased risks, which include:

•       unexpected changes in regulatory requirements;

•       tariffs and other trade barriers;

•       political and economic instability in foreign markets;

•       difficulties in establishing foreign distribution channels;

•       longer payment cycles;

•       uncertainty in the collection of accounts receivable;

•       increased costs associated with maintaining international marketing efforts;

•       difficulties in protecting intellectual property; and

•       susceptibility to orders being cancelled as a result of foreign currency fluctuations (since all the Company quotations and invoices are denominated in U.S. dollars).

The Company’s sales are substantially concentrated in public sector markets that inherently possess additional risks that could harm revenues and gross margins.

A significant portion of the Company’s revenue is derived from sales to the federal, state and local governments, both directly or through system integrators and other resellers. Sales to these governmental entities present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns, changes in governmental personnel, political factors, and the government’s reservation of the right to cancel contracts for its convenience. The RFP bidding cycle and contract award stage can take six months to two years before a contract is awarded and the governmental customers funding process for these systems can delay the bidding cycle as well. The Company’s sales to domestic public safety / public service entities accounted for approximately 74%, 61%, and 50% of the Company’s total sales in 2002, 2001, and 2000, respectively. The Company expects that sales to governmental entities will increasingly be subject to competitive bidding requirements. This intensified competition can be expected to result in lower prices, longer sales cycles, and lower margins.

The Company’s future success is dependent upon its ability to motivate and maintain key personnel.

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

The Company’s revenues and gross margins are dependent upon the timely and consistent delivery of components by third party suppliers.

Most of the Company’s current and proposed products require essential electronic components supplied by outside vendors. Certain components may be available from only one supplier and may occasionally be in short supply. For example, in the aftermath of September 11, 2001, the Company experienced a temporary disruption in its vendor supply chain. Any significant delay in the Company’s ability to obtain key components could result in lost sales, the need to maintain excessive inventory levels, higher component costs, or the need to redesign certain affected electronic sub-assemblies. In addition, the Company’s dependence on limited and sole source suppliers of components involves additional risks of inadequate supply, late deliveries, and poor component quality. Significant lead time and costs may be required to secure secondary sources for key components. Any material disruption in the supply of essential components would increase the cost of producing the Company’s products and would have a material adverse effect on the Company’s ability to meet the demand for its products.

Unforeseen environmental costs could adversely impact the Company’s profitability.

The Company is subject to various federal, state and local environmental statutes, ordinances and regulations relating to the use, storage, handling and disposal of certain toxic, volatile or otherwise hazardous substances and wastes used or generated in the manufacturing and assembly of the Company’s products. Under these laws, the Company may become liable for the costs of removal or remediation of certain hazardous substances or wastes that have been or are being released at the Company’s facilities, or have been or are being disposed of offsite as wastes. Such laws may impose liability without regard as to whether the Company knew of, or caused, the release of such hazardous substances or wastes.

The Company cannot assure that any environmental assessments the Company has undertaken with respect to its facilities have revealed all potential environmental liabilities, that any prior owner or operator of the Company’s properties did not create any material environmental condition not known to the Company, or that an environmental condition that could result in penalties, expenses, or liability to the Company does not otherwise exist in any one or more of the Company’s facilities. In addition, the amount of hazardous substances or wastes produced or generated by the Company may increase in the future depending on changes in the Company’s operations. Any failure by the Company to comply with present or future environmental laws could subject it to the imposition of substantial fines, suspension of production, alteration of manufacturing processes, or cessation of operations, any of which could have a material adverse effect on the Company. Compliance with such environmental laws could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Furthermore, the presence of hazardous substances on a property or at certain offsite locations could result in the Company incurring substantial liabilities as a result of a claim by a private third-party for personal injury or a claim by an adjacent property owner for property damage. The imposition of any of the foregoing liabilities could materially adversely affect the Company.

The Company’s revenues are dependent upon the Company’s continued ability to enforce or license intellectual property rights.

The Company currently holds a number of patents and has on file applications for additional patents. Although the Company assesses the advisability of patenting any technological development, the Company has historically relied on copyright and trade secret law, as well as employee and third-party non-disclosure agreements, to protect its proprietary intellectual property and rights. The protection afforded by such means may not be as complete as patent protection. In addition, the laws of some countries do not protect trade secrets. There are limitations on the availability of patent protection as a means to protect the Company’s products. Even when patent protection can be obtained, there are often limitations on the enforceability of such patent rights. The Company’s inability to preserve all of its proprietary intellectual property and rights could have a material adverse effect on the Company.

In addition, much of the Company’s business and many of its products rely on key technologies developed by third parties, and the Company may not be able to obtain or renew licenses or technologies from these third parties on reasonable terms or at all. Further, third parties may claim that the Company is infringing on their intellectual property rights. Even if the Company does not believe that its products are infringing on third parties’ intellectual property rights, the claims can be time consuming and costly to defend and could, thereby, divert management’s attention and resources away from the Company’s business.

Terrorist acts and acts of war may adversely affect the Company’s business, its revenues, costs of operations, or overall financial condition.

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to the Company, its employees, suppliers, distributors and resellers, or customers, which could significantly impact the Company’s revenues, costs of operations, or financial condition. The terrorist attacks that took place in the United States on September 11, 2001 created many economic and political uncertainties. The long-term effects on the Company of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could adversely affect the business and results of operations of the Company in ways that cannot presently be predicted.

The Company’s failure to comply with or changes in governmental regulation could adversely affect the Company’s business and operations.

The Company’s wireless communications and encryption products, and the spectrum within which these products are used, are subject to regulation by domestic and foreign laws and international treaties, as are the Company’s customers. In particular, the Company’s LMR products are regulated by the FCC. The Company believes itself to be in substantial compliance with all applicable regulations governing its products and operations. However, the regulatory environment is uncertain. Changes in the regulatory structure, laws or regulations, or in the use and/or allocation of spectrum, could adversely affect the Company and / or its customers. Such changes could make the Company’s existing or planned products obsolete or not sellable in one or more markets, which could have a material adverse effect on the Company. Further, the Company’s failure to comply in the future with applicable regulations could result in penalties on the Company, such as fines, operational restrictions, or a temporary or permanent closure of the Company’s facilities.

Significant increases in the Company’s stock price could cause the Company to incur net losses as a result of the variable accounting used for certain repriced stock options.

During 2001 and 2000, the Company effectively decreased the exercise price on options for 1,186,000 shares, lowering the exercise price of those options to an amount approximately 150% of the prevailing market value of the Company’s common stock (the “repricing”), that is $0.656 per share. The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. The Company recorded $483,000 in non-cash compensation expense in 2002 for the cumulative effects of the repricings as a result of the Company’s stock price being $1.25 at December 31, 2002. To the extent the Company’s stock price exceeds $1.25 at the end of future reporting periods, the Company could incur additional non-cash compensation expense. In the event of substantial increases in the Company’s stock price, the Company’s results of operations could be adversely effected, and the Company could incur net losses as a consequence.

ITEM 2. PROPERTIES

The Company occupies a portion of a 76,500 square foot multi-story administrative and manufacturing facility located at 4800 NW 1st Street, Suite 100, Lincoln, Nebraska, 68521, which is located in the University of Nebraska Technology Park. The Company sold this facility and approximately 10 acres of surrounding land during August 1999 for approximately $5.2 million. In conjunction with the sale, the Company leased approximately 23,000 square feet of the facility for five years, and for which the Company will pay approximately $285,000 during 2003.

On January 28, 1998, the Company purchased the 250,000 square-foot manufacturing facility located on a 20-acre site in Waseca, Minnesota. During December 1999, the Company sold the Waseca facility for approximately $2.7 million. In conjunction with the sale, the Company leased back 136,000 square feet of the facility for five years, and for which the Company will pay approximately $840,000 during 2003.

The Company also leases additional sales and service facilities in Miami, Florida, and Washington, D.C. and owns a residential property in Waseca, Minnesota.

ITEM 3. LEGAL PROCEEDINGS

On or about February 5, 2001, ASRC filed a complaint in United States District Circuit Court of Alaska, against EFJohnson. ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC. ASRC purchased approximately $0.5 million of products from EFJohnson since 1999. ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks compensatory damages in excess of $0.5 million, attorneys’ fees and costs, and punitive damages in an unspecified amount. The Company vigorously contests ASRC’s allegations. However, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this legal action.

The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company’s business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the Over the Counter (“OTC”) Bulletin Board under the symbol “EFJI.”  It has traded on the OTC Bulletin Board since August 1998, following the delisting of the Common Stock from the NASDAQ Stock Market in May 1998.

The following table sets forth, in the periods indicated, the high and low sales prices per share of the Common Stock, as reported by the OTC Bulletin Board for the periods presented. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low
2001
First Quarter	$0.88	$0.16
Second Quarter	$0.39	$0.17
Third Quarter	$0.70	$0.16
Fourth Quarter	$0.72	$0.43
2002
First Quarter	$1.50	$0.45
Second Quarter	$1.40	$0.79
Third Quarter	$1.08	$0.58
Fourth Quarter	$1.30	$0.65

The last sale price of the Common Stock on December 31, 2002, as reported in the OTC Bulletin Board was $1.25. As of February 17, 2003, the Company had approximately 2,200 shareholders of record.

Dividends

The Company has never declared or paid any cash dividends on its shares of Common Stock. Further, the Company’s revolving line of credit agreement imposes restrictions upon the Company’s ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business. Any determination in the future to pay dividends would depend on the Company’s financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Company’s Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to, and should be read together with the Consolidated Financial Statements, with related notes and the independent auditors’ reports thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2002, 2001 and 2000 and the Consolidated Balance Sheet data as of December 31, 2002 and 2001 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 1999 and 1998 and the Consolidated Balance Sheet data as of December 31, 2000, 1999, and 1998 are derived from financial statements not included herein.

	Year ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$62,041	$53,520	$42,192	$44,168	$40,787
Cost of sales	44,905	36,059	33,613	26,610	23,216
Gross profit	17,136	17,461	8,579	17,558	17,571
Operating expenses:
Research and development	8,812	5,724	5,763	4,972	4,573
Sales and marketing	11,476	8,282	7,263	5,093	5,920
General and administrative(1)(5)	12,529	9,601	10,196	7,332	5,915
Restructuring charge(2)	1,230	523	358	—	—
Provision for litigation settlement(3)	10,000	(2,221)	(924)	—	—
Total operating expenses	44,047	21,909	22,656	17,397	16,408
Income (loss) from operations	(26,911)	(4,448)	(14,077)	161	1,163
Interest income, net of interest expense	655	386	292	20	43
Other income, net of other expenses	46	235	775	363	204
Income tax expense (benefit)(4)	(3,916)	—	12,376	—	—
Net income (loss)	$(22,294)	$(3,827)	$(25,386)	$544	$1,410
Net income (loss) per share—Basic(6)	$(1.72)	$(0.30)	$(1.88)	$0.03	$0.08
Net income (loss) per share—Diluted(6)	$(1.72)	$(0.30)	$(1.88)	$0.03	$0.08
Weighted average common shares—Basic(6)	12,946,624	12,947,795	13,511,489	16,617,426	17,577,315
Weighted average common shares—Diluted(6)	12,946,624	12,947,795	13,511,489	16,617,426	18,008,496
Consolidated Balance Sheet Data:
Working capital	$17,426	$26,793	$16,091	$18,645	$20,652
Total assets	$87,212	$85,521	$46,994	$44,120	$45,256
Long-term debt and capitalized lease obligations, net of current portion	$6	$197	$19	$—	$264
Stockholders’ equity	$53,096	$49,286	$25,770	$30,594	$32,487

(1)             Includes amortization and impairment charges for intangible assets. Amortization of intangible assets related to the acquisition of EFJohnson commenced in August 1997. In 2000, the Company recorded an impairment charge of $2.3 million related to the acquired work force, customer base, and trade name. As of January 1, 2002, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets; accordingly, the Company no longer amortizes certain intangibles, including goodwill. This resulted in a reduction of amortization expense of approximately $1.0 million in 2002, as compared to previous years. See Note 5 of Notes to Consolidated Financial Statements for a more detailed explanation.

(2)             Represents a charge for reductions in workforce taken in the third quarter of 1998, the second quarter of 1999, and the fourth quarter of 2000.

(3)             Represents a special provision taken in the fourth quarter of 1998 for potential class action litigation settlement, and the reversals of a portion of that reserve in the second quarter of 1999 and the second and fourth quarters of 2000. See Note 11 of Notes to Consolidated Financial Statements for a more detailed explanation.

(4)             Includes a $12.4 million increase in the valuation allowance for Deferred Tax Assets during the fourth quarter of 2000. See Note 9 of Notes to Consolidated Financial Statements for a more detailed explanation.

(5)             Includes $0.5 million of non-cash compensation expense in 2002 resulting from the variable accounting treatment applied to certain repriced stock options. See Note 12 of Notes to Consolidated Financial Statements for a more detailed explanation.

(6)             See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute net income (loss) per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may involve risks and uncertainties. The Company’s actual results may differ significantly from those discussed herein. Factors that might cause such differences include, but are not limited to, those discussed under “ITEM 1. BUSINESS—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price.” The following discussion should be read together with the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

The Company is engaged in the design, manufacture, and marketing of wireless communications products and systems and information security products. Through EFJohnson, the Company designs, develops, manufactures, and markets: (1) stationary LMR transmitters/receivers (base stations or repeaters); (2) mobile and portable radios; and (3) LMR systems. Through Transcrypt, the Company designs and manufactures information security products that prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR security markets. The Company primarily sells its products to: (1)  domestic public safety / public service and other governmental users; (2) commercial users; and (3) international customers.

Since implementation of a new strategic plan in 2000, the Company has been focused on restoring growth and profitability via significant transitions in product mix and strategy and reduction in operating expenses. The Company’s product strategy has been to exit certain lower margin product lines and to focus EFJohnson’s resources on the Multi-Net®, SmartNet®/SmartZone®, APCO 25 and LTR-Net® product lines. This product strategy entailed a substantial exit from the commercial market, and an emphasis on the domestic public safety / public service sector, thereby allowing the Company to focus its resources on the markets and products which the Company believes have the most potential for sustained profitability. The Company plans to continue this product strategy in 2003. The Company also initiated programs to reduce operating expenses in order to keep costs in line with revenues. These initiatives included workforce reductions in the fourth quarter of 2000, and the first quarter of 2001. These initiatives resulted in a reduction in the minimum level of revenues necessary to support the organization. The amount of revenues required to provide adequate cash flow to support the Company depends in part upon the mix of products and services sold by the Company. The Company recognized net income of $1.4 million in 2002 and $0.5 million in 2001 and generated cash from operations of $1.2 million in 2002 and $3.9 million in 2001.

The extent to which the Company continues to successfully implement its plan to exit low margin products and markets and expand sales in higher margin products and markets will have a significant impact on the Company’s future operations and cash flows. Although the Company was successful in the formulation and implementation of such plans in 2002 and 2001, the Company cannot guarantee that these strategies will continue to allow the Company to remain profitable in the future. Management anticipates that the Company will be able to achieve a sufficient level of revenues in the future to continue operations. However, the Company’s failure to achieve its future revenue and profitability goals, and other factors beyond the Company’s control, could result in losses, liquidity problems, additional impairment charges, and possible insolvency.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated.

	Year Ended December 31,
	2000	2001	2002
Revenues	100.0%	100.0%	100.0%
Cost of sales	79.7	60.3	56.9
Gross profit	20.3	39.7	43.1
Operating expenses:
Research and development	13.7	11.3	11.2
Sales and marketing	17.2	11.5	14.5
General and administrative	24.2	16.6	14.5
Restructuring charge	0.8	—	—
Provision for litigation settlement	(2.2)	—	—
Total operating expenses	53.7	39.4	40.2
Income (loss) from operations	(33.4)	0.3	2.9
Interest income (expense), net	0.7	—	0.1
Other income	1.8	0.9	0.5
Income tax expense	(29.3)	—	—
Net income (loss)	(60.2)%	1.2%	3.5%

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

2002 vs. 2001

Revenues decreased by 8% in 2002, to $40.8 million, as compared to $44.2 million in 2001. Of the total revenues for 2002, the wireless communication segment revenues comprised $33.8 million, or 83% of total revenues; and the information security segment revenues comprised $7.0 million, or 17% of total revenues.

Wireless communication revenues decreased to $33.8 million in 2002, as compared to $38.4 million in 2001. This 12% decrease was primarily the result of the decreased international and commercial / OEM sales as EFJohnson continued to focus its efforts on the domestic public safety / public service and governmental user segment of the market. Although sales to the domestic public safety / public service sector increased by $3.2 million during 2002 (from $26.9 million in 2001 to $30.1 million in 2002), predominantly resulting from increased emphasis on sales to U.S. government agencies, international sales declined from $6.6 million in 2001 to $1.3 million in 2002, and commercial / OEM sales declined from $4.9 million in 2001 to $2.3 million in 2002. Management does not expect international or commercial / OEM sales to vary significantly from the amounts realized in 2002 in either the short or long term. The Company’s digital, Project 25 and SmartNet®/SmartZone® product offerings, in particular, became a more significant part of the Company’s revenue mix in 2002, and management anticipates increasing revenues from these product offerings, as well as system expansion contracts, in 2003, primarily to the domestic public safety / public service sector.

Information security revenues increased to $7.0 million in 2002, as compared to $5.8 million in 2001. This 21% increase primarily related to increased market demand in Asia for analog encryption products. As the LMR market continues to move towards digital products, demand for analog encryption radio products will decrease. To ameliorate the adverse effects of this trend, Transcrypt intends to increase its marketing efforts in those parts of the world where any movement to digital LMR products is expected to be delayed for several years. The Company anticipates an immaterial decline in its information security revenues in 2003 as compared to 2002.

2001 vs. 2000

Revenues increased by 5% in 2001, to $44.2 million, as compared to $42.2 million in 2000. Of the total revenues for 2001, the wireless communication segment revenues comprised $38.4 million, or 87%, and the information security segment revenues comprised $5.8 million, or 13%.

The increase in wireless communication revenues to $38.4 million in 2001, versus $36.1 million in 2000, was primarily the result of the Company focusing its efforts on the domestic public safety / public service and governmental user segment of the market, as well as improvement in its respective LMR products. The Company’s SmartNet®/SmartZone® product offerings, in particular, became a more significant part of the Company’s revenue mix in the third and fourth quarters of 2001, and the Company’s sales to Federal governmental users also significantly increased in the fourth quarter of 2001. These increases offset the substantial decrease in commercial and OEM manufacturing sales, from $12.4 million in 2000 to $4.9 million in 2001.

Information security revenues decreased to $5.8 million in 2001 from $6.1 million in 2000. In 2001, the Company exited from the telephony security market due to the increased deployment of digital cellular services. Revenues derived from the Company’s telephony security products were $0.2 million in 2001, as compared to $0.7 million in 2000.

International

International sales were $6.1 million, or 15% of revenues, in 2002, as compared to $10.5 million, or 24% of revenues, in 2001, and $7.2 million, or 17% of revenues, in 2000. In 2002, the information security segment accounted for 78% of the Company’s total international sales.

The Company experienced a 78% decrease in revenues from the Central and Latin America regions in 2002 as compared to 2001, $1.3 million versus $5.8 million. Virtually all of this decrease is attributable to decreases in wireless communication sales to this area, which was primarily impacted by economic problems in Brazil and Argentina. During 2001, revenues from this region increased 115% as compared to

2000, $5.8 million versus $2.7 million. This increase primarily resulted from LMR product sales to a certain Brazilian governmental agency.

Sales to the Middle East and Asia regions were $4.1 million in 2002 as compared to $3.0 million in 2001, reflecting an increase of 37%. This increase related substantially to increased encryption products to the Asian market. International sales from the Middle East and Asian regions were $3.0 million in 2001, as compared to $3.7 million in 2000.

The Company anticipates that revenues derived from both the Latin American region and the Middle East and Asian regions to slightly increase in 2003 as the Company continues to increase its encryption marketing efforts in these areas. The Company’s sales to the European market were $0.7 million in 2002, $1.7 million in 2001, and $0.8 million in 2000; and the Company would not expect any material changes in 2003 sales to this area.

Gross Profit

Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company’s products, as well as shipping, royalty, and warranty product costs.

Gross profit was $17.6 million (43% gross margin) in 2002, as compared to $17.6 million (40% gross margin) in 2001, and $8.6 million (20% gross margin) in 2000. Gross margins for the wireless communications segment were 37% in 2002, 36% in 2001, and 10% in 2000. Gross margins for the information security segment were 70% in 2002, 67% in 2001, and 72% in 2000.

The increase in overall gross margins from 2001 to 2002 is the result of improved manufacturing techniques, more efficient outsourcing decisions, the continued movement away from low margin commercial and international wireless communication markets, and general sales mix. Further, new product offerings, using cost-effective common platforms, became a larger portion of sales in 2002.

The increase in overall gross margins from 2000 to 2001 is the result of several factors, which include: 1) the reduction of the Company’s workforce in the fourth quarter of 2000 and the first quarter of 2001 eliminating approximately 30% of the Company’s workforce and decreasing the Company’s production cost burden; 2) the Company’s decision in the fourth quarter of 2000 to exit certain low margin commercial products; 3) the Company’s efforts to reduce manufacturing costs through outsourcing and other efficiencies; and 4) the Company’s focus in 2000 on the completion of several large systems installation contracts which, due to delays, had significantly reduced profit margins.

Management is continuing to review pricing strategies and product line profitability at both segments. Management intends to make adjustments to its product offerings, where deemed appropriate, to include elimination of marginally profitable products and product lines. Management is also continuing to review its manufacturing procedures in search of further efficiencies. Based upon the foregoing, management expects the Company’s gross margin levels achieved in 2002 to continue at such levels in the future.

Research and Development

Research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. The Company expenses all research and development costs as they are incurred.

Research and development expenses were $4.6 million in 2002, as compared to $5.0 million in 2001 and $5.8 million in 2000. As a percentage of sales, research and development expenses were 11% of revenues in 2002, as compared to 11% in 2001 and 14% in 2000.

During 2002 and 2001, the Company’s research and development costs were substantially focused on the Company’s new line of digital radios. Research and development costs in 2000, on the other hand, were significantly impacted by issues associated with completing certain systems installation contracts and significant “maintenance of line” work involving the resolution of problems associated with existing products. Additionally, the Company’s research and development workforce was reduced in the fourth quarter of 2000 as a result of the Company’s decision to exit certain commercial product lines.

Current research and development efforts are concentrated on enhancements and additions to the Company’s line of digital radios that will continue to comply with Project 25 standards. The Company is also developing Project 25 system infrastructure such as repeaters, voters, and base stations. The Company would anticipate that 2003 research and development costs, as a percentage of sales, would remain at, or slightly above, the percentages experienced in 2002 and 2001.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, public relations and trade show participation.

Sales and marketing expenses were $5.9 million in 2002, as compared to $5.1 million in 2001, and $7.3 million in 2000. As a percentage of sales, sales and marketing expenses were 15% of revenues in 2002, as compared to 12% in 2001 and 17% in 2000.

The increase in 2002 was substantially due to unusually higher external commissions (to non-employee dealers and representatives) incurred on sales at both segments. The decrease in 2001 was a result of workforce reductions in the fourth quarter of 2000 and the first quarter of 2001, as well as a result of the Company’s decision to de-emphasize the commercial products.

The Company would anticipate its sales and marketing expenses to decrease only slightly as a percentage of sales in 2003, as compared to the rate experienced in 2002, as the Company continues to increase its marketing efforts in the domestic public safety / public service sectors.

General and Administrative

General and administrative expenses consist primarily of salaries and other expenses associated with the Company’s management, accounting, finance and administrative functions, and amortization of intangible assets.

General and administrative expenses were $5.9 million in 2002, as compared to $7.3 million in 2001 and $10.2 million in 2000. As a percent of revenues, general and administrative expenses were 15% of revenues in 2002, as compared to 17% of revenues in 2001, and 24% of revenues in 2000.

In connection with the Company’s purchase of all of the outstanding shares of capital stock of EFJohnson, the Company recorded $18.0 million of goodwill and other intangibles at the closing of this acquisition. The Company amortized these amounts on a straight-line basis over periods of 3 to 15 years from August 1997 through December 2001. During 2000, management determined that, due to the Company’s recent performance and product development strategy, certain facets of the Company’s intangible assets associated with the purchase of EFJohnson in 1997 had become impaired. Consequently, impairment charges totaling $2.3 million, relating to acquired work force, customer base, and trade name, were taken during the fourth quarter of 2000. The impairment loss measurement was based upon management’s estimate of the fair value of the intangible assets. Specifically, the Company reduced the carrying value of the EFJohnson trade name by $0.8 million, the carrying value of the EFJohnson customer base by $0.9 million, and the carrying value of the EFJohnson workforce by $0.5 million. As of January 1, 2002, in accordance with its adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the Company no longer amortizes certain intangibles, including goodwill; alternatively, the Company reviews such assets for impairment at the reporting dates. This change in accounting for intangible assets resulted in a decrease in amortization expense of approximately $1.0 million per year in 2002, as compared to 2001 and 2000. In addition, no impairment of the Company’s goodwill was deemed to exist at December 31, 2002 and 2001.

General and administrative expenses in 2002 were less than 2001 materially as a result of the following factors: (1) the aforementioned adoption of SFAS No. 142 resulting in a decrease of $1.0 million as to the amortization of intangible assets; (2) decreased expenses in 2002 related to reduced staffing levels resulting from a reduction in workforce in the first quarter of 2001.

The lower general and administrative expenses in 2001, as compared to 2000, are primarily the result of $2.3 million in impairment losses on intangible assets in 2000, as well as the aforementioned workforce reductions in the fourth quarter of 2000 and the first quarter of 2001.

The Company anticipates general and administrative expenses for 2003 to be at a similar level as experienced in 2002, excluding non-cash compensation expense relating to the repriced options. These repriced options have an exercise price of $0.656 per share. Required variable accounting treatment of these repriced options is such that each $0.01 change in the market price of the Company’s common stock from the $1.25 price per share as of December 31, 2002 will cause, as applicable, a non-cash benefit (for decreases below $1.25 per share, limited to the exercise price of the options) or expense (for increases above $1.25 per share) of approximately $8,500.

Restructuring Charges

The Company incurred negligible expenses in connection with its workforce reduction in the first quarter of 2001. However, in 2000, in connection with its fourth quarter reduction in workforce, the Company incurred a restructuring charge of approximately $0.4 million.

Provision for Litigation Settlement

In December 1998, the Company recorded a special provision of $10.0 million relating to the federal and state class action lawsuits then pending in Nebraska against the Company and certain of its current and former officers. During June 1999, the Company revised its estimated costs related to the settlement of actions against it. The result was a $2.2 million reduction of the special provision to $7.8 million. During 2000, the Company further reduced the special provision by $0.9 million due to the settlements of litigation between the Company and PricewaterhouseCoopers and between the Company and Physician’s Mutual and adjustment to the reserve for legal fees.

Net Interest Income or Expense

Net interest income consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on its term and installment loans and bank lines of credit.  Net interest income was less than $0.1 million in 2002 and 2001, as compared to $0.3 million in 2000. The decrease in net interest income in both 2002 and 2001 is due primarily to the decrease in the average cash balance in 2002 and 2001, as well as the reduced investment rates, as compared to 2000. The Company expects net interest income to increase slightly in 2003, assuming that investment rates remain relatively unchanged.

Provision for Income Taxes

The Company’s expense (benefit) for income taxes was zero in both 2002 and 2001, as compared to $12.4 million in 2000. As of December 31, 2002, the Company has $24.8 million in deferred tax assets before valuation allowance, primarily comprised of net operating loss carryforwards (“NOL’s”). The NOL’s do not begin to expire until 2010, and 86% of the NOL’s have at least 10 years remaining before expiration. Current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization. As the Company has a recent history of losses prior to 2001, the Company has substantially reserved for its deferred tax assets at December 31, 2002.

In 2000, as a result of the fourth quarter’s operating loss creating uncertainty about the recoverability of the deferred tax assets, the Company increased its valuation allowance so to reduce its deferred income tax assets from $12.4 million to zero as of December 31, 2000; this increase in the Company’s deferred tax asset valuation allowance was recorded as income tax expense. In the fourth quarters of 2002 and 2001, the Company reduced its deferred tax asset valuation allowance, effectively recognizing a deferred tax asset of $3.0 million and $0.5 million at December 31, 2002 and 2001, respectively. The decisions to decrease the valuation allowance were based upon the Company’s expectations of future earnings in light of earnings in each of the four quarters of 2002 and the third and fourth quarters of 2001. In both 2002 and 2001, these  increases in the deferred tax asset were recognized by decreasing the Company’s goodwill balance, rather than as income tax benefits, as management concluded that the aforementioned increase related to the original $3.0 million valuation allowance against deferred tax assets established at the time of the Company’s acquisition of EFJohnson, relating to acquired NOL’s and recorded as part of goodwill. Since the Company now has reversed the entire valuation allowance recorded against deferred tax assets originally recorded as part of goodwill, any further decreases in the Company’s deferred tax asset allowance, and corresponding increases in the Company’s deferred tax asset, will be recorded as income tax benefits in the Company’s consolidated statement of operations.

Management anticipates that if the Company continues its recent trend of profitability, all or some portion of the deferred tax asset valuation allowance may continue to be reduced. Conversely, if the Company incurs future losses, it may be necessary to write off some or all of the $3.0 million deferred tax asset recorded at December 31, 2002. The Company’s deferred tax asset valuation allowance is $21.8 million as of December 31, 2002. The Company cannot presently estimate what changes to the deferred tax asset valuation allowance may be deemed appropriate in 2003.

Net Income (Loss)

The Company had a net income of $1.4 million during 2002. This amount does not include any tax benefit or provision; as such, income before taxes in 2002 was $1.4 million. Net income was adversely affected by $0.4 million of non-cash compensation resulting from variable accounting treatment required for certain of the Company’s stock options repriced in the fourth quarter of 2000 and the first quarter of 2001. No similar expense was recorded prior to 2002. In addition, net income was also positively impacted by the aforementioned adoption of SFAS No. 142 which resulted in a decrease in amortization expense associated with goodwill of approximately $1.0 million as compared to the prior year.

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

Quarterly Results of Operations

The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the Company for the eight quarters ended December 31, 2002. In the opinion of the Company’s management, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for subsequent periods or for the entire fiscal year.

	Quarter Ended
(in thousands, except per share data)	March 31, 2001	June 30, 2001	Sept. 30, 2001(3)	Dec. 31, 2001(3)	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Revenues	$9,551	$10,660	$10,292	$13,665	$9,897	$9,514	$10,136	$11,240
Cost of sales	5,878	6,483	5,919	8,330	5,482	5,364	5,800	6,570
Gross profit	3,673	4,177	4,373	5,335	4,415	4,150	4,336	4,670
Operating expenses:
Research and development	1,136	1,297	1,288	1,251	1,220	1,109	1,128	1,116
Sales and marketing	1,407	1,324	1,248	1,114	1,257	1,409	1,577	1,677
General and administrative(1)(2)	2,002	1,846	1,785	1,699	2,085	1,363	1,194	1,273
Total operating expenses	4,545	4,467	4,321	4,064	4,562	3,881	3,899	4,066
Income (loss) from operations	(872)	(290)	52	1,271	(147)	269	437	604
Interest (expense) income and other income (expense), net	74	30	12	267	245	(74)	54	22
Net income (loss) before income taxes	(798)	(260)	64	1,538	98	195	491	626
Provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss)	$(798)	$(260)	$64	$1,538	$98	$195	$491	$626
Net income (loss) per share-basic	$(0.06)	$(0.02)	$0.00	$0.09	$0.01	$0.01	$0.03	$0.04
Net income (loss) per share-diluted	$(0.06)	$(0.02)	$0.00	$0.09	$0.01	$0.01	$0.03	$0.04
Weighted average common shares-basic and diluted	14,424	16,891	17,577	17,577	17,577	17,577	17,577	17,577
Weighted average common shares-basic and diluted	14,424	16,891	17,577	17,577	17,856	18,237	17,838	18,103
As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	62.2	58.7	60.6	55.4	56.4	57.2	58.5
Gross profit	37.5	37.8	41.3	39.4	44.6	43.6	42.8	41.5
Operating expenses:
Research and development	11.9	12.2	12.6	9.1	12.3	11.7	11.1	9.9
Sales and marketing	13.7	10.8	10.8	8.8	12.7	14.8	15.6	14.9
General and administrative(1)(2)	21.0	17.5	17.4	12.3	21.1	14.3	11.8	11.3
Total operating expenses	46.6	40.5	40.8	30.2	46.1	40.8	38.5	36.1
Income (loss) from operations	(9.1)	(2.7)	0.5	9.2	(1.5)	2.8	4.3	5.4
Interest (expense) income and other income (expense), net	0.7	0.2	0.1	1.9	2.5	(0.8)	0.5	0.2
Provision for income taxes	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Net income (loss)	(8.4)%	(2.5)%	0.6%	11.1%	1.0%	2.0%	4.8%	5.6%

(1)     Includes $237 of quarterly amortization of goodwill and certain other intangible assets in each quarter of 2001, which assets are no longer amortized as of January 1, 2002, in accordance with SFAS 142.

(2)     Includes $483 of non-cash compensation expense in 2002 resulting from the variable accounting treatment applied to certain repriced stock options. See Note 11 of Notes to Consolidated Financial Statements.

(3)     As a result of the September 11, 2001 attacks, the Company experienced a temporary disruption in its vendor supply chain, this disruption effectively “moving” approximately $1.7 million of revenues and $0.5 million in income from operations from the third quarter of 2001 to the fourth quarter of 2001.

The Company historically has experienced substantial variability in its results of operations from quarter to quarter. The level of revenues in a particular quarter varies primarily based upon the timing of customer purchase orders, due principally to the seasonal nature of governmental budgeting processes and the needs of competing budgetary concerns of the Company’s customers during the year. Other factors that affect the results of operations in a particular quarter include the timing of the introduction of new products, general economic conditions, the timing and mix of product sales and specific economic conditions in the wireless communications and information security industries. The Company believes that quarterly results are likely to vary for the foreseeable future.

Liquidity and Capital Resources

Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997. In 2002 and 2001, the Company’s operations provided cash flow sufficient to fund its operational and capital requirements during the year.

The Company’s operating activities provided cash of $1.2 million and $3.9 million in 2002 and 2001, respectively, whereas the Company’s operating activities used $12.3 million in 2000. The decrease of $2.7 million from 2001 to 2002 related primarily to changes in components of working capital. As such, the amount of cash provided from operations before changes in components of working capital were similar in 2002 and 2001, $2.9 million in both years. During 2002, cash used by changes in components of working capital was approximately $1.7 million, with $2.9 million being provided by the Company’s net income adjusted for the add-back of non-cash compensation, gain on sale of assets, and depreciation and amortization expense. During 2001, cash provided from changes in components of working capital was approximately $1.0 million, with $2.9 million being provided by the Company’s net income adjusted for the add-back of gain on sale of assets and depreciation and amortization expense.

During 2002, the Company used $1.3 million in investing activities, $1.1 million related to net purchase of fixed assets and $0.1 million for prepaid royalties. During 2001, the Company used $0.5 million in investing activities, primarily relating to the purchase of fixed assets. During 2000, $0.1 million in cash was used in investing activities; and the receipt of approximately $0.4 million from the sale of fixed assets offset approximately $0.5 million used to purchase fixed assets.

During 2002, the Company used $0.1 million in financing activities, substantially related to a nominal decrease in its line of credit balance. During 2001, the Company used $3.2 million in financing activities, substantially relating to net payments made on its line of credit. During 2000, financing activities provided cash of $2.3 million, substantially related to net borrowings on the Company’s line of credit.

In the normal course of its business activities, the Company is required under contracts with various governmental authorities to provide letters of credit or bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2003, have a total undrawn balance of $2.0 million on December 31, 2002; as of February 17, 2003, the Company’s outstanding letters of credit were $0.3 million.  Bonds, which expire on various dates through 2002, totaled $4.3 million at December 31, 2002. In early 2000, the Company obtained a commitment from a major insurance company that provides for up to $20 million in new bonding arrangements at favorable rates and terms. As a result of the Company’s performance in 2000, the bonding insurer indicated that, until the Company’s financial performance improves, future bonding arrangements must be partially supported by collateral, either with an irrevocable letter of credit or cash. Presently, the Company is attempting to negotiate a decrease in these collateral requirements or a new bonding relationship.

The Company also leases various equipment and buildings under operating leases. Future minimum rental payments under non-cancelable operating lease agreements are approximately $1.2 million in 2003,

$1.1 million in 2004 and $0.2 million in 2005. The Company anticipates that, in the normal course of business, leases will be renewed or replaced as they expire.

In November 2002, the Company entered into a $10.0 million secured line of credit with Bank of America. The line of credit, bearing interest at a rate of LIBOR plus 200 basis points, is collateralized by substantially all the Company’s assets. Borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. This new revolving line of credit expires in September 2004 and contains certain financial covenants with which the Company was in compliance, or for which waivers had been obtained, at December 31, 2002. This line of credit replaced the Company’s previous line of credit with U.S. Bank, which the Company elected to pay off and terminate in February 2002, as management believed that the prior facility, as structured, did not provide the operational flexibility the Company required.

At December 31, 2002, the Company had $5.0 million outstanding on the revolving line of credit. During 2002, the average borrowings under the Company’s line of credits was $0.3 million, and the weighted average interest rate was 5.0%. At December 31, 2002, the Company had unrestricted cash of $9.2 million and approximately $2.6 million of available credit under the above line.

The Company currently does not anticipate paying cash dividends in the foreseeable future.

Pending Claims

The Company’s liquidity and results of operations could be adversely affected by unfavorable outcomes of pending litigation, particularly the claims filed against the Company by ASRC. See PART I. ITEM 3—LEGAL PROCEEDINGS.

Recently Issued Accounting Standards

In June 2002, Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002.  Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company effective December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operation.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with “generally accepted accounting principles” (“GAAP”) requires management to make judgments, estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. The Company regularly evaluates the accounting policies and estimates used to prepare its financial statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, estimates involved in applying percentage of completion accounting for long-term contract revenues, inventory reserves and contingencies. These estimates are based on historical experience and various assumptions that the Company believes to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

The Company considers its critical accounting policies to be those that (i) involve significant judgments and uncertainties, (ii) require estimates that are more difficult for management to determine and (iii) have the potential to result in materially different outcomes under varying assumptions and conditions. The application of GAAP may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies the Company believes are critical and require the use of complex judgment in their application.

Goodwill

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. The estimates use assumptions about the Company’s market segment share in the future and about future expenditures by governmental entities for wireless communications products. If the Company fails to deliver new products, if the products fail to gain expected market acceptance, or if the Company fails to achieve assumed revenue growth rates or assumed gross margin, the Company may incur charges for impairment of goodwill in the future.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are provided to the extent that recoverability of tax assets is not considered likely. In determining whether a tax asset is recoverable, the Company considers estimates of future revenues, costs and expenses and other factors. If the Company fails to achieve our assumed revenue growth rates or assumed gross margin, we may be required to reduce the Company’s deferred tax assets in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although all of the Company’s sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of the Company’s products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for the Company. While substantially all international sales are supported by letters of credit, the purchase of Company products by international customers presents increased risks, which include:

•       unexpected changes in regulatory requirements;

•       tariffs and other trade barriers;

•       political and economic instability in foreign markets;

•       difficulties in establishing foreign distribution channels;

•       longer payment cycles;

•       uncertainty in the collection of accounts receivable;

•       increased costs associated with maintaining international marketing efforts;

•       difficulties in protecting intellectual property; and

•       susceptibility to orders being cancelled as a result of foreign currency fluctuations (since all the Company quotations and invoices are denominated in U.S. dollars).

Some of the Company’s information security products are subject to export controls under U.S. law, which in most cases requires the approval of the Department of Commerce in order to ship internationally. The Company cannot assure that such approvals will be available to it or its products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. The Company’s inability to obtain required export approvals would adversely affect the Company’s international sales, which would have a material adverse effect on the Company. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international information security market. The ompany cannot predict the impact of these factors on the international market for its products. See “—Government Regulation and Export Controls.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” for the Company’s Consolidated Financial Statement, and the notes thereto, and the financial statement schedule filed as part of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 12, 2001, as reported on its Form 8-K filed on October 18, 2001, the Company dismissed its independent accountant, KPMG LLP (“KPMG”), and selected Grant Thornton LLP (“GT”) as its independent accountant to audit its financial statements for the year ending December 31, 2001.  The decisions to dismiss KPMG and select GT were unanimously recommended by the Company’s Audit Committee and unanimously approved by the Company’s Board of Directors. There were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Incorporated by reference in Items 10 to 13 below are certain sections of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2002.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled “Discussion of Proposals Recommended by the Board—Proposal 1: Elect Two Directors,” “Information About Directors and Executive Officers” and “Information About Transcrypt Common Stock Ownership—Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 2002?” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the sections entitled “Information About Directors and Executive Officers” and “Information About Transcrypt Common Stock Ownership—Compensation Committee Interlocks and Insider Participation” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled “Information About Transcrypt Common Stock Ownership” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled “Information About Directors and Executive Officers—Certain Relationships and Related Transactions” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2002.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”), and its internal controls and procedures for financial reporting (“Internal Controls”).  This evaluation (the “Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The effectiveness of the Company’s disclosure controls and procedures, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-K for the Year Ending December 31, 2002 and the Chief Financial Officer’s Certification of Report on Form 10-K for the Year Ending December 31, 2002 (together, “Certifications”).

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual

Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of permitting the preparation of our financial statements in conformity with GAAP and of providing reasonable assurance that: (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported.

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s Internal Controls are also evaluated on an ongoing basis by its Finance organization. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and Internal Controls and to make modifications as necessary. The Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company’s Internal Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with GAAP.

(b)   Changes in Internal Controls

In accord with SEC requirements, and as disclosed in the Certifications, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are included in this report at the page numbers indicated.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.               Exhibits

(1)          Executive Compensation Plans and Arrangements:

The following is a summary of the Company’s executive compensation plans and arrangements, which are required to be filed as exhibits to this Annual Report on Form 10-K:

1.                 Transcrypt International, Inc. 1999 Non Employee Director Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-21681 (hereinafter known as the “1999 Form 10-K”).

2.                 Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.2 to the 1999 Form 10-K.

3.                 Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-48880 (hereinafter known as the “S-8 Registration Statement”).

4.                 Form of Indemnification Agreement between the Company and each executive officer and director of the Company. Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, No. 333-14351, declared effective on January 22, 1997 (hereinafter the “January 1997 Registration Statement”).

5.                 Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999. Incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-21681 (hereinafter known as the “1998 Form 10-K”).

6.                 Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002. Included herein at Exhibit 10.42.

7.                 Transcrypt International, Inc. Michael Jalbert 1999 Stock Option Agreement. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-48836 (hereinafter known as the “Jalbert S-8 Registration Statement”).

8.                 Letter Agreement dated August 13, 2001 between Transcrypt International, Inc. and Massoud Safavi, regarding employment rights. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-21681 (hereinafter known as the “2001 Form 10-K”).

9.                 Transcrypt Executive Health Program. Incorporated by reference to Exhibit 10.14 to the 2001 Form 10-K.

(2)          Exhibit Index:

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999, File No. O-21681).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the January 1997 Registration Statement).
4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the January 1997 Registration Statement).
10.1	Transcrypt International, Inc. 1999 Non Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K).
10.3	RESERVED
10.4	Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the S-8 Registration Statement).
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

10.8	OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.8 to the January 1997 Registration Statement).

Exhibit Number	Description
10.9*

Amendment, dated as of July 15, 1996, to OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.9 to the January 1997 Registration Statement).

10.10	RESERVED
10.11	Letter Agreement dated August 13, 2001 between Transcrypt International, Inc. and Massoud Safavi, regarding employment rights (incorporated herein by reference to Exhibit 10.11 to the 2001 Form 10-K).
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

10.14	Transcrypt Executive Health Program (incorporated herein by reference to Exhibit 10.14 to the 2001 Form 10-K).
10.15-10.22	RESERVED
10.23

Addendum I to License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of July 12, 2001 (incorporated herein by reference to Exhibit 10.23 to the 2001 Form 10-K [original License Agreement is listed above as Exhibit 10.12]).

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
10.36

License Agreement, dated as of January 15, 1997, between E.F. Johnson Company and Johnson Data Telemetry Corporation (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1, No. 333-35469, declared effective on October 15, 1997).

10.37-10.40	RESERVED
10.41	Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999 (incorporated herein by reference to Exhibit 10.41 to the 1998 Form 10-K).
10.42	Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002.
10.43-10.45	RESERVED
10.46	Transcrypt International, Inc. Michael Jalbert 1999 Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Jalbert S-8 Registration Statement).

Exhibit Number	Description
10.47	RESERVED
10.48	Revolving Line of Credit Loan Agreement and Security Agreement between the Company and Bank of America, N.A., dated November 19, 2002.
10.49	Lease Agreement between the Company and Waseca Properties, LLC dated December 30, 1999 (incorporated herein by reference to Exhibit 10.49 to the 1999 Form 10-K).
11.1	Statement re. Computation of Per Share Earnings.
21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-21681).
23.1	Consent of Grant Thornton LLP.
23.2	Consent of KPMG LLP.
99.1	Written Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

* Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

(b)          Reports on Form 8-K

The Company filed a report on Form 8K on November 20, 2001, under Item 5. “Other Events” to report the November 19, 2002 execution of a $10.0 million, asset-based, line of credit agreement between the Company and Bank of America, N.A.

(c)           Exhibits Required by Item 601 of Regulation S-K

See Item 15(a)(3) above.

(d)          Additional Financial Statements

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcrypt International, Inc.

By:	/s/ Michael E. Jalbert
Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) Dated: February 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chairman of the Board of	February 28, 2003
/s/ Michael E. Jalbert	Directors, President and Chief Executive Officer (Principal Executive Officer)
Michael E. Jalbert

	Senior Vice President of Finance	February 28, 2003
/s/ Massoud Safavi	and Chief Financial Officer (Principal Financial and Accounting Officer)
Massoud Safavi

/s/ Edward H. Bersoff	Director	February 28, 2003
Edward H. Bersoff

/s/ Winston J. Wade	Director	February 28, 2003
Winston J. Wade

/s/ Thomas R. Thomsen	Director	February 28, 2003
Thomas R. Thomsen

Chief Executive Officer’s Certification of Report on Form 10-K
For the Year Ending December 31, 2002

I, Michael E. Jalbert, certify that:

1.      I have reviewed this annual report on Form 10-K of EFJ, Inc;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	By:	/s/ Michael E. Jalbert
Michael E. Jalbert
Chief Executive Officer

Chief Financial Officer’s Certification of Report on Form 10-K
for the Year Ending December 31, 2002

I, Massoud Safavi, certify that:

1.      I have reviewed this annual report on Form 10-K of EFJ, Inc;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	By:	/s/ Massoud Safavi
Massoud Safavi
Chief Financial Officer

(This page is left intentionally blank.)

INDEPENDENT REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
EFJ, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of EFJ, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EFJ, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002.

We have also audited Schedule II of EFJ, Inc. and Subsidiaries for the years ended December 31, 2002 and 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
February 4, 2003

INDEPENDENT REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
EFJ, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of EFJ, Inc. (formerly Transcrypt International, Inc.) and subsidiaries (collectively, the Company) for the year ended December 31, 2000. In connection with our audit of the consolidated financial statements, we have also audited the information in the financial statement schedule for the year ended December 31, 2000 listed in Item 14(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above for the year ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Omaha, Nebraska
February 16, 2001

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(in thousands, except share data)

ASSETS
	2002	2001
Current assets:
Cash and cash equivalents	$11,333	$11,582
Accounts receivable, net of allowance for returns and doubtful accounts of $236 and $284	6,568	6,540
Receivables—other	252	493
Cost in excess of billings on uncompleted contracts	1,686	1,616
Inventory, net of reserve of $2,468 and $2,160	11,671	11,262
Deferred income taxes	1,000	—
Prepaid expenses	487	366
Total current assets	32,997	31,859
Property, plant and equipment, net	2,601	2,116
Deferred income taxes, net of current portion	2,000	500
Intangible assets, net of accumulated amortization	6,760	9,370
Other assets	898	275
TOTAL ASSETS	$45,256	$44,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$5,000	$5,120
Current portion of long-term debt obligations	22	19
Accounts payable	4,007	4,409
Billings in excess of cost on uncompleted contracts	38	147
Deferred revenue	961	794
Accrued expenses	2,317	2,725
Total current liabilities	12,345	13,214
Long-term debt obligations, net of current portion	264	—
Deferred revenue, net of current portion	160	312
TOTAL LIABILITIES	12,769	13,526
Stockholders’ equity:
Preferred stock ($.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 25,000,000 voting shares authorized, 17,359,773 issued and outstanding; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	176
Additional paid-in capital	96,918	96,435
Accumulated deficit	(64,607)	(66,017)
TOTAL STOCKHOLDERS’ EQUITY	32,487	30,594
TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	$45,256	$44,120

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001, and 2000
(in thousands, except share and per share data)

	2002	2001	2000
Revenues	$40,787	$44,168	$42,192
Cost of sales	23,216	26,610	33,613
Gross profit	17,571	17,558	8,579
Operating expenses:
Research and development	4,573	4,972	5,763
Sales and marketing	5,920	5,093	7,263
General and administrative	5,915	7,332	10,196
Restructuring charge	—	—	358
Provision for litigation settlement	—	—	(924)
Total operating expenses	16,408	17,397	22,656
Income (loss) from operations	1,163	161	(14,077)
Interest income	71	372	840
Interest expense	(28)	(352)	(548)
Other income	204	363	775
Income (loss) before income taxes	1,410	544	(13,010)
Income taxes	—	—	12,376
Net income (loss)	$1,410	$544	$(25,386)
Net income (loss) per share—basic	$.08	$.03	$(1.88)
Net income (loss) per share—diluted	$.08	$.03	$(1.88)
Weighted average common shares—basic	17,577,315	16,617,426	13,511,489
Weighted average common shares—diluted	18,008,496	16,617,426	13,511,489

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share data)

	Common Stock		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 1999	12,954,124	$130	$90,331	$(41,175)	$49,286
Exercise of stock options	50,000	—	72		72
Issuance of common stock for litigation settlement	1,337,999	13	1,785		1,798
Net loss				(25,386)	(25,386)
Balance, December 31, 2000	14,342,123	143	92,188	(66,561)	25,770
Issuance of common stock for litigation settlement	3,197,001	32	4,240		4,272
Other	38,191	1	7		8
Net income				544	544
Balance, December 31, 2001	17,577,315	176	96,435	(66,017)	30,594
Expense related to repriced options	—	—	483		483
Net income				1,410	1,410
Balance, December 31, 2002	17,577,315	$176	$96,918	$(64,607)	$32,487

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001, and 2000
(in thousands, except share data)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,410	$544	$(25,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for litigation settlement	—	—	(924)
Depreciation and amortization	1,072	2,460	3,210
Impairment charge on intangible assets	—	—	2,255
Gain on sale of fixed assets	(107)	(118)	(225)
Deferred income taxes	—	—	12,376
Non-cash compensation—intrinsic value of repriced options	483	—	—
Changes in assets and liabilities:
Accounts receivable	213	(2,830)	8,838
Cost in excess of billings on uncompleted contracts	(70)	84	598
Inventory	(409)	3,863	1,322
Prepaid expenses and other assets	(597)	(29)	113
Accounts payable	(402)	265	(4,370)
Billings in excess of cost on uncompleted contracts	(109)	(1,231)	(3,738)
Accrued expenses	(408)	835	(2,162)
Payments on restructuring reserve	—	—	(705)
Deferred revenue	99	8	(3,532)
Total adjustments	(235)	3,307	13,056
Net cash provided by (used in) operating activities	1,175	3,851	(12,330)
Cash flows from investing activities:
Proceeds from sale of fixed assets	41	63	392
Purchase of fixed assets	(1,173)	(803)	(536)
Decrease (increase) in other assets	(147)	264	22
Net cash used in investing activities	(1,279)	(476)	(122)
Cash flows from financing activities:
Proceeds (payments) on revolving lines of credit, net	(120)	(3,160)	2,471
Principal payments on long-term debt	(25)	(42)	(253)
Proceeds from the exercise of employee stock options			72
Net cash provided by (used in) financing activities	(145)	(3,202)	2,290
Net increase (decrease) in cash and cash equivalents	(249)	173	(10,162)
Cash and cash equivalents, beginning of year	11,582	11,409	21,571
Cash and cash equivalents, end of year	$11,333	$11,582	$11,409

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $35, $383, and $536, during the years 2002, 2001 and 2000, respectively.

The Company paid $30 of income taxes in 2002; no payments were made for income taxes in 2001 and 2000.

In 2002, the Company acquired $292 of property, plant and equipment in exchange for long-term debt.

In 2002 and 2001, respectively, the Company decreased its deferred tax valuation allowance, recognizing a net deferred tax asset of $2,500 and $500, which amounts were offset against the Company’s goodwill.

The Company issued 3,197,001 and 1,337,999 shares of common stock in 2001 and 2000, respectively, as payment of litigation settlements in the amounts of $4,272 and $1,798. The Company also issued 38,191 shares of common stock in 2001 for certain liabilities amounting to $8.

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except for share and per share data)

1. Significant Accounting Policies:

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Organization

EFJ, Inc. (the “Company”) is a Delaware corporation engaged in the design, manufacture and marketing of wireless communication products and systems and information security products. Through its EFJohnson subsidiary (“EFJohnson”), the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers and mobile and portable radios. Through its Transcrypt International subsidiary (“Transcrypt”), the Company designs, develops, manufactures and markets encryption devices for land mobile radios. The Company operates two industry segments: the wireless communication industry (EFJohnson), located in Waseca, Minnesota; and the information security industry (Transcrypt), located in Lincoln, Nebraska. In both industry segments, the Company primarily markets its products to: domestic public safety / public service and other governmental users; domestic commercial users; and international customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities less than 90 days as cash equivalents. The Company places its temporary cash investments with high credit qualified financial institutions. Such investments are carried at cost, which approximates fair value. At December 31, 2002, cash and cash equivalents of $2.0 million were pledged as security for the Company’s outstanding letters of credit and were unavailable for general operating purposes.

Inventory

Inventory is recorded at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. Management periodically assesses its inventory for potential obsolescence and lower-of-cost-or-market issues and establishes reserves accordingly.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company’s policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: land improvements—15 years; buildings and improvements—15 to 30 years; equipment and furniture and fixtures—3 to 7 years. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results.

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

1. Significant Accounting Policies: (Continued)

Intangible Assets

Goodwill represents the excess of purchase price over fair value of assets acquired. Effective January 1, 2002, with the Company’s adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer amortized to earnings, but instead is periodically reviewed for impairment. The Company assesses the recoverability of goodwill and other intangible assets by performing a fair value impairment test, at least annually. If it is determined that impairment has occurred, the goodwill is written down to its estimated net realizable value. Prior to 2002, the Company amortized goodwill and certain other assets over the estimated useful lives of such assets.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company periodically evaluates its deferred tax asset and assesses the need for a valuation allowance based upon management’s estimate of the recoverability of the future tax benefits associated with the deferred tax asset.

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

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

1. Significant Accounting Policies: (Continued)

Warranty Costs

The Company substantially provides a one-year warranty on its products. The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of December 31, 2002 and 2001:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
	of Period	Expenses	Deductions	of Period
Year Ended December 31, 2001	505	731	802	434
Year Ended December 31, 2002	434	869	852	451

Income (Loss) Per Share

Basic net income (loss) per share is calculated based upon the weighted average number of common shares outstanding during the period. The diluted loss per share calculations for 2000 do not reflect the potential dilution from stock options, as the effect of doing so would be anti-dilutive. Further, in 2001, the potential dilution from stock options is not material as substantially all of the outstanding stock options at December 31, 2001 have exercise prices above the common stock’s market value. As such, options to purchase 1,313,413 and 1,483,613 shares of common stock with weighted average exercise prices of $0.667 and $1.953, respectively, were outstanding at December 31, 2001 and 2000, but such options were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares. Outstanding options at December 31, 2002, to purchase 1,528,186 shares of common stock with weighted average exercise price of $0.683, were used in the computation of common share equivalents for 2002; all outstanding options at December 31, 2002 were included in the computation at that date as all such options had exercise prices below the annual average trading price of $0.99 per share.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect carrying amounts of assets and liabilities and disclosures of contingent assets and liabilities as of financial statement dates, as well as the reported revenues and expenses for the years then ended. Actual results may differ from management’s estimates.

Stock Option Plan

The Company applies the intrinsic value-based method of accounting for stock options issued to employees.  When both the number of shares that an individual employee is entitled to receive and the option price are known at the grant date, total compensation cost for the Company’s grants of stock options is measured at the grant date (“fixed plan awards”). However, when either or both of these factors

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

1. Significant Accounting Policies: (Continued)

are not known at the grant date, the Company estimates total compensation cost each accounting period from the date of grant based on the estimated fair value of the Company’s common stock at the end of each period (“variable plan awards”). Changes, either increases or decreases, in the estimated fair value of the shares between the date of grant and the final exercise or expiration of the options result in a change in the measure of compensation cost for variable plan awards. Compensation cost is recognized as expense over the periods in which the employee performs the related services, which is generally presumed to be the vesting period.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000, the Company’s pro forma net loss and pro forma income (loss) per share would have been as follows:

	2002	2001	2000
Net income (loss)—as reported	$1,410	$544	$(25,386)
General and administrative expenses for management stock option compensation	357	785	844
Pro forma net income (loss)	$1,053	$(241)	$(26,230)
Net income (loss) per share, basic and diluted—as reported	$0.08	$0.03	$(1.88)
Pro forma net income (loss) per share, basic and diluted	0.06	(0.01)	(1.94)

The weighted average fair value per option at date of grant during 2002, 2001 and 2000 was $0.74, $1.11, and $1.39, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2002	2001	2000
Expected option life	10 years	10 years	10 years
Expected annual volatility	193%	184%	144%
Risk-free interest rate	2.93%	4.39%	5.94%
Dividend yield	0%	0%	0%

Reclassifications

Certain amounts in 2001 and 2000 have been reclassified to conform to current year presentation. The reclassifications did not affect net income (loss) or stockholders’ equity as previously reported.

Recently Issued Accounting Standards

In June 2002, Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

1. Significant Accounting Policies: (Continued)

December 31, 2002. This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002.  Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company effective December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not expected to have a material impact on the Company’s financial position or results of operation.

2. Inventory:

The following is a summary of inventory at December 31:

	2002	2001
Raw materials and supplies	$7,562	$6,965
Work in process	1,646	2,205
Finished goods	4,931	4,252
	14,139	13,422
Less: reserve for obsolescence	2,468	2,160
	$11,671	$11,262

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

3. Contracts in Progress:

Costs incurred to date, estimated earnings and the related progress billings to date on contracts in progress are as follows as of December 31:

	2002	2001
Costs on uncompleted contracts	$2,716	$5,795
Profits in uncompleted contracts	2,786	5,121
	5,502	10,916
Less billings	3,854	9,447
	$1,648	$1,469
The above is included in the consolidated balance sheet as follows:
Cost in excess of billings on uncompleted contracts	$1,686	$1,616
Billings in excess of cost on uncompleted contracts	(38)	(147)
	$1,648	$1,469

Cost in excess of billings on uncompleted contracts includes direct costs of manufacturing, installation, project management, engineering, and allocable manufacturing overhead costs and accrued profits in excess of amounts billed. Billings in excess of costs on uncompleted contracts include amounts billed and accrued anticipated costs on open contracts in excess of costs and accrued profits.

4. Property, Plant and Equipment:

Property, plant and equipment consists of the following at December 31:

	2002	2001
Land and land improvements	$158	$58
Buildings and improvements	572	177
Equipment	9,068	9,509
Furniture and fixtures	1,158	1,178
Software	1,506	969
Construction in progress	256	476
	12,718	12,367
Less accumulated depreciation and amortization	10,117	10,251
	$2,601	$2,116

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for long-term assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. SFAS 144 requires an entity to recognize an impairment loss to the extent that the carrying value of a long-lived asset or asset group is not recoverable and exceeds its fair value. The Company’s adoption of SFAS 144 did not have a material effect upon the Company’s results of operations in 2002.

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

5. Intangible Assets:

Intangible assets consist of the following at December 31:

	2002	2001
Goodwill	$9,900	$10,401
Proprietary and core technology; and licensing agreements	1,290	1,290
Acquired work force, customer base, trade name	—	3,979
Other	113	113
	11,303	15,783
Less accumulated amortization	4,543	6,413
	$6,760	$9,370

As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. In accordance with SFAS 142, certain of  the Company’s other intangible assets, identified at December 31, 2002 as acquired workforce, customer base and trade name, are also not to be amortized in the future and the net unamortized balances at December 31, 2001 have been reclassified to goodwill as of January 1, 2002. As required by SFAS 142 the Company reviews its intangible assets for impairment, at least annually. The Company performed such fair value impairment tests at December 31, 2002 and 2001, concluding that no impairment of goodwill and certain other intangible assets had occurred. The Company amortized $1,137 of goodwill and certain other intangible assets in each of 2001 and 2000. Had this amortization expense not been recorded in 2001 and 2000, net income (loss) would have been $1,681 and ($24,249), respectively.

In the fourth quarter of 2000, the Company recognized an impairment charge of $2,255 related to acquired work force, customer base, and trade name. The impairment loss was measured based upon management’s estimate of fair value of the assets and was necessitated by work force reductions and management’s decision to exit certain customer markets. The Company also evaluated the fair value of its intangible assets at various dates in 2001, including year-end, and determined that fair value exceeded the carrying value; therefore, no further impairment charge was deemed necessary.

In the fourth quarters of 2002 and 2001, the Company decreased its deferred tax asset valuation allowance by $3,400 and $546, respectively, thereby recognizing a deferred tax asset of $3,000 and $500 at December 31, 2002 and 2001. These amounts were offset against goodwill as it was determined that the adjusted deferred tax asset valuation allowance related to an amount established at the time of the purchase of EFJohnson relating to acquired net operating losses (“NOL’s”). As of December 31, 2002, goodwill includes no further amounts related to such acquired NOL’s.

6. Revolving Line of Credit:

In November 2002, the Company entered into a $10.0 million secured line of credit agreement with Bank of America. The line of credit bears interest at a rate of LIBOR plus 200 basis points, the effective rate at December 31, 2002, which rate may be increased to LIBOR plus 275 basis points dependent upon certain debt ratios. The line of credit is collateralized by substantially all the Company’s assets. Borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. The

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

6. Revolving Line of Credit: (Continued)

agreement, which expires September 30, 2004, includes certain covenants, including financial covenants, with which the Company was in compliance, or for which waivers had been obtained, as of December 31, 2002.

At December 31, 2001, the Company had a $10.0 million secured line of credit with U.S. Bank. The Company voluntarily chose to pay off and terminate such line of credit as of February 1, 2002 as management no longer assessed any operational need for the line of credit as it was structured.

At December 31, 2002 and 2001, respectively, the Company had $5,000 and $5,120 outstanding on its lines of credit. Average borrowings under the Company’s lines of credit and the weighted average interest rate were, respectively, $276 and 5.0% during 2002 and $6,700 and 6.0% during 2001. The total available credit under the line of credit was $2,606 as of December 31, 2002.

7. Long-Term Debt:

Long-term debt at December 31, 2002 includes a mortgage on certain property, as well as notes for financing of equipment. Future principal payments as of December 31, 2002 are as follows:

Year Ending December 31
2003	$22
2004	25
2005	15
2006	12
2007	12
Thereafter	200
$286

8. Leases:

In 1999, the Company entered into sale-leaseback transactions involving its facilities in Lincoln, Nebraska and Waseca, Minnesota. Under the terms of the Lincoln agreement, the Company leases a minor portion of the facility under a five-year operating lease. Under the terms of the Waseca agreement, the Company leases approximately 60% of the facilities under a five-year operating lease. The gain on the sale of the Waseca building was deferred and is being realized on a straight-line basis over the life of the lease. The remaining deferred gain of $58 is included in deferred revenue at December 31, 2002.

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

8. Leases: (Continued)

The Company also leases various equipment and buildings under operating leases. Rent expense was $1,300, $1,500, and $1,776 for the years 2002, 2001 and 2000, respectively. The Company anticipates, in  the normal course of business, that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating lease agreements as of December 31, 2002 are as follows:

Year Ending December 31
2003	$1,237
2004	1,101
2005	175
2006	152
2007	103
$2,768

9. Income Taxes:

The components of the expense (benefit) for income taxes for the years ending December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	—	—	12,376
State	—	—	—
Total	$—	$—	$12,376

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is as follows:

	2002	Percent	2001	Percent	2000	Percent
U.S. federal tax at statutory tax rate	$480	34.0	$185	34.0	$(4,423)	(34.0)
Increase (decrease) in valuation allowance	—	—	—	—	15,212	116.9
Use of net operating loss (“NOL”) carryforwards	(550)	(39.0)	(435)	(80.0)	—	—
Non deductible amortization and impairment charge	35	2.5	250	46.0	1,018	7.8
State taxes	17	1.2	—	—	—	—
Other	18	1.3	—	—	569	4.4
	$—	0.0%	$—	0.0%	$12,376	95.1%

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

9. Income Taxes: (Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 2002 and 2001 relate to the following:

	2002	2001
Special compensation expense	$1,045	$1,400
Allowance for bad debts and returns	35	110
Reserve for inventory obsolescence	800	740
NOL carryforwards	20,415	21,320
Difference between tax and book amortization	1,400	1,550
Difference between tax and book depreciation	185	200
Difference between tax and book liability accruals and prepaid assets	920	380
Gross deferred tax assets	24,800	25,700
Less valuation allowance	21,800	25,200
	$3,000	$500

In 2000, the valuation allowance was increased by $15,212. In 2002 and 2001, the valuation allowance was reduced by $3,400 and $546, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize fully its deferred tax asset, the Company will need to generate future taxable income of at least $74.7 million prior to expiration of its NOL carryforwards. Taxable income for the year ended December 31, 2002 was approximately $2.0 million. Taxable losses for the years ended December 31, 2001 and 2000 were approximately, $5.0 million, and $9.9 million, respectively.

During the fourth quarter of 2000, the Company reduced the net book value of its deferred income tax assets from $12.4 million to zero by adjusting the valuation allowance. One of the primary factors in the conclusion to increase the valuation allowance was the operating loss in the fourth quarter of 2000, as the fourth quarter results created further uncertainty about the recoverability of the deferred tax assets. During the fourth quarters of 2002 and 2001, the Company decreased its valuation allowance by $3,400 and $546, respectively, increasing its deferred tax asset to $3,000 at December 31, 2002 and $500 at December 31, 2001. The resulting increases in the Company’s deferred tax asset was offset against goodwill as the amount was determined to relate to the original $3,000 valuation allowance for deferred tax assets established at the time of the EFJohnson acquisition (relating to acquired NOL carryforwards). Any subsequently recognized tax benefits will be recognized as an income tax benefit in the Company’s Consolidated Statement of Operations. The conclusion to decrease the valuation allowance, and thereby establish a deferred tax asset, was, among other considerations, a result of the Company’s operating results during 2002 and 2001 and management’s expectations of future earnings.

Taxable net operating loss carryforwards, totaling $54.4 million at December 31, 2002, originated in 1996 through 2001 and begin to expire in 2011. The Company has approximately $7,500 in Federal and

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

9. Income Taxes: (Continued)

state net operating loss carryforwards attributable to EFJohnson, which expire in 2012. Tax regulations limit the amount that may be utilized on these acquired net operating losses on an annual basis to approximately $588.

10. Accrued Expenses:

Accrued expenses consist of the following at December 31, 2002 and 2001:

	2002	2001
Payroll, bonuses and employee benefits	$1,159	$1,196
Warranty reserve	451	434
Commissions	654	314
Other expenses	53	781
	$2,317	$2,725

11. Commitments and Contingencies:

The Company was named as a defendant in class action lawsuits that were filed subsequent to the Company’s announcement on March 27, 1998 that the filing of its Annual Report on Form 10-K for year ended December 31, 1997 would be delayed, and that adjustments would be made to the Company’s previously announced financial results. The Company has settled the stockholder class action suits against the Company and certain of its current or former officers. In accordance with the settlement, the Company issued 1,337,999 shares of common stock of the Company in the third quarter of 2000 and issued additional 3,122,001 shares in the second quarter of 2001. Further, in June 2001, the Company issued 75,000 shares resulting from the settlement of litigation with Physician’s Mutual.

On or about June 8, 2001, Electronic Engineering Company (“EEC”) filed a complaint in the Iowa District Court of Polk County, against EFJohnson. Plaintiff alleged that EFJohnson engaged in wrongful activities in connection with a transaction for the installation of an EFJohnson 900-megahertz trunked radio system. The Company vigorously contested these allegations. In May 2002, the parties entered into a settlement whereby (i) EEC returned to the Company certain of EFJohnson’s equipment previously sold to EEC, (ii) EFJohnson forgave a $133 receivable due from EEC, and (iii) the Company paid EEC $200. Both parties executed and exchanged general releases.

On or about February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Circuit Court of Alaska, against EFJohnson. ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC. ASRC purchased approximately $0.5 million of products from EFJohnson since 1999. ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks compensatory damages in excess of $0.5 million, attorneys’ fees and costs, and punitive damages in an unspecified amount. The Company vigorously contests ASRC’s allegations. However, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this legal action.

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

11. Commitments and Contingencies: (Continued)

The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings arelikely to be, individually or in the aggregate, material to the Company’s business, financial condition, results of operations or cash flows.

In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2003, have a total undrawn balance of $2.0 million. Bonds, which expire on various dates, totaled $6.5 million on December 31, 2002. As of that date, no bonds had been drawn upon.

12. Option Plans:

Under the Company’s 1996 Stock Incentive Plan (the “Plan”), any employee, including any director of the Company and any non-employee director or independent contractor of the Company, is eligible to be considered for the issuance of shares of common stock or of any other class of security or right of the Company which is convertible into common stock. There are approximately 1,065,000 remaining shares available to be issued under this Plan. The Plan provides that, unless otherwise provided by the Plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year.

During 2001 and 2000, the Company cancelled and reissued 620,000 and 366,000 stock options, respectively, under the Plan to lower the exercise price of those options to an amount approximately 150% of the prevailing market value of the Company’s common stock (the “repricing”), that is $0.656 per share. The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. Further, in 2001, similar to the Company’s aforementioned repricing decision, the Company decreased the exercise price of the 200,000 stock options issued to its Chief Executive Officer in 1999 (pursuant to the Michael Jalbert 1999 Stock Option Agreement, hereafter referred to as “Mr. Jalbert’s Option Agreement”) from $1.4375 to $0.656 per share. The Company previously accounted for these option grants as fixed plan awards. Subsequent to the repricings through December 31, 2001, the quoted value of the Company’s common stock was not above the exercise price of the options by any substantial amount or for any substantial length of time; as such, no compensation expense was recognized in 2001 or 2000 for the effects of the repricings. However, in 2002 the market value Company’s common stock generally remained above the exercise price of the repriced options, closing at December 31, 2002 at $1.25 per share, and the Company recorded $483 in non-cash compensation expense in 2002 for the cumulative effects of the repricings.

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

12. Option Plans: (Continued)

The status of the Company’s stock options (excluding options for 200,000 shares under Mr. Jalbert’s Option Agreement) are summarized as follows:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Options Exercisable
Balance at December 31, 1999	1,602,161	3.44	874,927
Granted(1)	789,250	1.57	—
Exercised	(50,000)	1.44	—
Forfeited(1)	(857,798)	3.97	—
Balance at December 31, 2000	1,483,613	1.95	775,370
Granted(1)	752,556	0.63	—
Forfeited(1)	(922,756)	2.67	—
Balance at December 31, 2001	1,313,413	0.67	810,632
Granted.	529,700	0.74	—
Forfeited	(514,927)	0.69	—
Balance at December 31, 2002	1,328,186	$0.68	665,021

(1)          Includes 620,000 and 366,000 options cancelled and reissued during 2001 and 2000, respectively, in connection with the repricing.

The Company’s outstanding options, including options for 200,000 shares under Mr. Jalbert’s Option Agreement, as of December 31, 2002 are as follows:

Range of Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Exercisable Weighted Average Exercise Price
$0.390-0.390	32,500	8.3	$0.390	6,500	$0.390
0.510-0.510	168,700	9.1	0.510	—	—
0.656-0.656	976,986	7.7	0.656	817,021	0.656
0.734-0.734	20,000	8.1	0.734	4,000	0.734
0.820-0.820	50,000	9.6	0.820	—	—
0.890-0.890	280,000	9.6	0.890	37,500	0.890
0.390-0.890	1,528,186	8.3	$0.664	865,021	$0.667

13. Benefit Plans:

The Company has a profit sharing plan, which covers substantially all employees. Contribution levels are determined annually by the Board of Directors. There were no profit sharing contributions in any of the three years ended December 31, 2002, 2001 and 2000.

The Company also has a 401(k) plan, which covers substantially all employees. Participants may contribute up to 15% of their annual compensation and the Company makes matching contributions of 40% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Company contributions approximated $164, $160, and $201 for the years ended December 31, 2002, 2001 and 2000, respectively.

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

14. Fair Value of Financial Instruments:

The carrying amount of the Company’s current assets and liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of the revolving line of credit approximates fair value as calculated by discounting the future cash flows of the instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers.

15. Concentrations:

Sales to the State of South Dakota accounted for 12% of all sales in each of 2002 and 2001. Sales to Chester County of Pennsylvania accounted for 14% of all sales in 2001. Sales to Motorola accounted for 17% of all sales in 2000.

In addition, a substantial portion of the Company’s revenue is from customers in the governmental sector, both domestic and foreign. The Company’s policy does not require significant collateral or other security to support such receivables. However, the Company typically requests collateral on certain foreign sales that carry higher than normal risk characteristics, and also carries insurance on certain of its accounts receivable.

In addition to being a customer, Motorola is a key manufacturer of electronic components used by the Company; purchases from Motorola totaled approximately $3,670, $2,390, and $1,062, in 2002, 2001 and 2000, respectively.

16. Export Sales:

A significant portion of the Company’s sales are made to customers outside of the United States. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic areas, excluding Canada, were as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Europe	$685	$1,680	$797
Middle East and Asia	4,148	3,030	3,723
Central and Latin America	1,287	5,760	2,698
	$6,120	$10,470	$7,218

17. Related Party Transaction:

On January 7, 2000, the Company extended an interest free loan to the Company’s Chief Executive Officer, Michael E. Jalbert, in the principal amount of $175. In March 2001, the Company forgave repayment of Mr. Jalbert’s loan. Accordingly, general and administrative expense for the first quarter of 2001 includes this charge. In April 2002, the Company extended another loan to Mr. Jalbert in the principal amount of $75. This note is due on demand and bears interest at the rate of 6%.

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

18. Financial Condition and Liquidity:

The Company incurred a net loss of $25.4 million and used cash in operations of $12.3 million for the year ended December 31, 2000. At December 31, 2000, the Company had approximately $1.4 million available under its existing line of credit and had unrestricted cash of approximately $1.4 million.

The Company’s long-term viability, as well as its ability to meet its existing operating requirements and future capital needs, depends on its ability to achieve and maintain profitable operations. Consequently, the Company implemented certain initiatives in the fourth quarter of 2000 to improve its fiscal performance in both the short and long term. These initiatives included workforce reductions of 69 and 24 employees in November 2000 and March 2001, respectively. In addition, the Company evaluated its products and product lines, and adjusted prices and eliminated products and product lines in order to maximize overall profitability. These and other infrastructure changes have enabled the organization, in the opinion of management, to more readily respond to and take advantage of the opportunities available to the Company. The result of these initiatives is a reduction in the minimum level of revenues necessary to support the organization, although the amount of revenues required to provide adequate cash flow to support the Company depends in part upon the mix of products and services sold by the Company. The Company recognized net income of $1,410 and $544 for the years ended December 31, 2002 and 2001, respectively; further, cash provided from operating activities during these two years was $1,175 and $3,851, respectively. The extent to which the Company continues to successfully implement these initiatives will have a significant impact on the Company’s future operating cash flows. Management anticipates that the Company will be able to achieve a sufficient level of cash flows in the future to continue operations. Nevertheless, the Company’s failure to achieve its future revenue and profitability goals, and other factors beyond the Company’s control, could result in losses, liquidity problems, additional asset impairment charges, and possible insolvency.

19. Segment and Related Information:

The Company operates in the following two industry segments:

•       the wireless communication industry (EFJohnson), which is comprised of the design, development, manufacture and sale of stationary land mobile radio transmitters/receivers, mobile and portable radios and complete radio communication systems; and

•       the information security industry (Transcrypt), which is comprised of the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication.

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

19. Segment and Related Information: (Continued)

The Company evaluates segment results based on gross margin and income from operations. Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources. The following table is a summary of annual results for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000
	(in thousands)
Revenues:
Wireless Communication	$33,785	$38,399	$36,100
Information Security	7,002	5,769	6,092
	$40,787	$44,168	$42,192
Gross Profit:
Wireless Communication	$12,645	$13,674	$4,164
Information Security	4,926	3,884	4,415
	$17,571	$17,558	$8,579
Operating Income (Loss):
Wireless Communication	$(169)	$(633)	$(14,906)
Information Security	1,332	794	829
Income (Loss) from Operations	1,163	161	(14,077)
Other Income, net	247	383	1,067
Income (Loss) before Taxes	$1,410	$544	$(13,010)
Depreciation & Amortization:
Wireless Communication	$911	$2,190	$2,858
Information Security	161	270	352
	$1,072	$2,460	$3,210
Assets:
Wireless Communication	$28,647	$29,142
Information Security	4,921	5,023
Corporate	11,688	9,955
	$45,256	$44,120

The Company made the decision in the fourth quarter of 2000 to substantially exit the commercial LMR markets and focus its LMR sales on the domestic public safety / public service sector. Consequently, the Company’s sales to the domestic public safety / public service sector have steadily increased, and the Company’s sales to commercial users have decreased. The Company’s sales to these domestic governmental users were $30.2 million in 2002, $26.9 million in 2001, and $21.0 million in 2000, or 74%, 61%, and 50% of total sales, respectively. The Company’s sales to commercial users were $4.5 million in 2002, $6.7 million in 2001, and $14.1 million in 2000, or 11%, 15% and 33% of total sales, respectively.

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except for share and per share data)

20. Unaudited Quarterly Financial Data:

The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2002. This information has been prepared on the same basis as the financial statements appearing elsewhere in this report. The Company’s operating results for any one quarter are not indicative of results for any future period. Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2002
Revenues	$9,897	$9,514	$10,136	$11,240
Income (loss) from operations	(147)	269	437	604
Interest and other income (expenses), net	245	(74)	54	22
Income before income taxes	98	195	491	626
Provision for income taxes	—	—	—	—
Net income	$98	$195	$491	$626
Net income (loss) per share—basic	$0.01	$0.01	$0.03	$0.04
Net income (loss) per share—diluted	$0.01	$0.01	$0.03	$0.03
2001
Revenues	$9,551	$10,660	$10,292	$13,665
Income (loss) from operations	(872)	(290)	52	1,271
Interest and other income (expense), net	74	30	12	267
Income (loss) before income taxes	(798)	(260)	64	1,538
Provision for income taxes	—	—	—	—
Net income (loss)	$(798)	$(260)	$64	$1,538
Net income (loss) per share—basic and diluted	$(0.06)	$(0.02)	$0.00	$0.09

As a result of the September 11, 2001 attacks, the Company experienced a temporary disruption in its vendor supply chain. This disruption effectively “moved” approximately $1.7 million of revenues and $0.5 million in income from operations from the third quarter of 2001 to the fourth quarter of 2001.

As explained in Note 12, the Company has repriced stock options which are accounted for as variable plan awards. As a result of the prevailing market price of the Company’s common stock exceeding the Company’s repriced stock options in 2002, the Company incurred non-cash compensation expenses of $483 relating to these options. The Company did not incur any expense in relation to these repriced options in 2001. The amounts of compensation expense (benefit) recorded in the quarters ended March 31, June 30, September 30, and December 31, 2002, respectively, were $437, ($76), ($199), and $321.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Charged to Expenses (Provisions)	Charged to Other Accounts	Deductions (Write-offs)	Balance at End of Period
Allowance for Doubtful Accounts for the:
Year Ended December 31, 2000	1,569,612	(564,070)	—	182,556	822,986
Year Ended December 31, 2001	822,986	(264,653)	—	273,973	284,360
Year Ended December 31, 2002	284,360	436,782	—	485,064	236,078

Inventory Obsolescence Reserve for the:
Year Ended December 31, 2000	3,718,714	776,312	—	1,339,143	3,155,883
Year Ended December 31, 2001	3,155,883	171,125	—	1,167,220	2,159,788
Year Ended December 31, 2002	2,159,788	1,020,760	—	712,762	2,468,786

Valuation Allowance for Deferred Tax Asset for the:
Year Ended December 31, 2000	9,034,000	15,212,000	—	—	24,246,000
Year Ended December 31, 2001	24,246,000	1,454,000	(500,000)	—	25,200,000
Year Ended December 31, 2002	25,200,000	(900,000)	(2,500,000)	—	21,800,000

Allowance for Warranty Reserve for the:
Year Ended December 31, 2000	502,806	638,128	—	636,038	504,896
Year Ended December 31, 2001	504,896	731,500	—	802,288	434,108
Year Ended December 31, 2002	434,108	869,223	—	852,419	450,912

See independent auditors’ reports.

S-1

Index of Attached Exhibits

The following documents are included in this report.

Exhibit Number	Description
10.42	Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002.
10.48	Revolving Line of Credit Loan Agreement and Security Agreement between the Company and Bank of America, N.A., dated November 19, 2002.
11.1	Statement re. Computation of Per Share Earnings.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of KPMG LLP.
99.1	Written Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.