Form 10-Q
period 2003-03-31
EFJ INC
filed 2003-05-05
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 23, 2003, 17,577,315 shares of the Registrant's Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,022	$11,333
Accounts receivable, net of allowance for returns and doubtful accounts of $135 and $236, respectively	3,460	6,568
Receivables—other	300	252
Cost in excess of billings on uncompleted contracts	1,700	1,686
Inventories, net	12,148	11,671
Deferred income taxes	1,000	1,000
Prepaid expenses	675	487

Total current assets	31,305	32,997
Property, plant and equipment, net	2,809	2,601
Deferred income taxes	2,000	2,000
Intangible assets, net of accumulated amortization	6,758	6,760
Other assets	785	898

TOTAL ASSETS	$43,657	$45,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$5,000	$5,000
Current portion of long-term debt obligations	126	22
Accounts payable	3,121	4,007
Billings in excess of cost on uncompleted contracts	—	38
Deferred revenue—current	708	961
Accrued expenses	1,660	2,317

Total current liabilities	10,615	12,345
Long-term debt obligations, net of current portion	529	264
Deferred revenue, net of current portion	144	160

TOTAL LIABILITIES	11,288	12,769

Stockholders' equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 25,000,000 voting shares authorized, 17,359,773 issued and outstanding as of March 31, 2003 and December 31, 2002; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	176
Additional paid-in capital	97,364	96,918
Accumulated deficit	(65,171)	(64,607)

TOTAL STOCKHOLDERS' EQUITY	32,369	32,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,657	$45,256

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2003 and 2002
(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2003	2002
Revenues	$9,001	$9,897
Cost of sales	5,042	5,482

Gross profit	3,959	4,415

Operating expenses:
Research and development	1,402	1,220
Sales and marketing	1,311	1,257
General and administrative	1,810	2,085

Total operating expenses	4,523	4,562

Loss from operations	(564)	(147)
Interest income	12	29
Interest expense	(39)	(15)
Other income	27	231

Income (loss) before income taxes	(564)	98
Income tax provision	—	—

Net income (loss)	$(564)	$98

Net income (loss) per share—Basic	$(0.03)	$0.01

Net income (loss) per share—Diluted	$(0.03)	$0.01

Weighted average common shares—Basic	17,577,315	17,577,315

Weighted average common shares — Diluted	17,577,315	17,856,207

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2003 and 2002
(Unaudited and in thousands, except share data)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(564)	$98

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	251	298
Non-cash compensation—intrinsic value of repriced options	446	437
Gain on sale of fixed assets	(8)	(21)
Changes in assets and liabilities:
Accounts receivable	3,060	2,003
Cost in excess of billings on uncompleted contracts	(14)	(91)
Inventories	(477)	(1,070)
Prepaid expenses	(149)	(588)
Accounts payable	(886)	182
Billings in excess of cost on uncompleted contracts	(38)	18
Deferred revenues	(269)	(217)
Accrued and other liabilities	(657)	(652)

Total adjustments	1,259	299

Net cash provided by operating activities	695	397

Cash flows from investing activities:
Proceeds from sale of fixed assets	2	3
Purchase of property, plant and equipment	(79)	(371)
Other assets	76	(2)

Net cash provided by (used in) investing activities	(1)	(370)

Cash flows from financing activities:
Payments on revolving line of credit, net	—	(5,120)
Principal payments on long-term debt	(5)	—

Net cash used in financing activities	(5)	(5,120)

Net increase (decrease) in cash and cash equivalents	689	(5,093)
Cash and cash equivalents, beginning of period	11,333	11,582

Cash and cash equivalents, end of period	$12,022	$6,489

Summary of non-cash transactions:

        In the three months ending March 31, 2003, the Company acquired $374 of fixed assets in exchange for long-term debt.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2003 and 2002
(Unaudited and in thousands, except share and per share data)

1.    GENERAL

        The condensed consolidated balance sheet of EFJ, Inc. ("EFJ" or the "Company") at December 31, 2002 has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2003. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period's presentation to conform to the current presentation.

2.    ORGANIZATION AND CONSOLIDATION

        The Company is a manufacturer of wireless communications products and systems and information security products. Through its wholly-owned subsidiary, E.F. Johnson Company ("EFJohnson"), the Company designs, develops, manufactures and markets: (1) mobile and portable land mobile radios ("LMR"); (2) stationary LMR transmitters / receivers (base stations or repeaters); and (3) LMR systems. Through its wholly-owned subsidiary, Transcrypt International, Inc. ("Transcrypt"), the Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice communications. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR markets as an add-on security device for analog radios. The Company sells its products to: (1) domestic public safety / public service and other governmental users; (2) domestic commercial users; and (3) international customers.

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

3.    NET INCOME (LOSS) PER SHARE

        Basic income (loss) per share ("EPS") is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three months ended March 31, 2003, the impact of outstanding stock options on diluted EPS was anti-dilutive as the period ended March 31, 2003 had a net loss; as such the basic EPS is used for both basic and diluted EPS for the period. For the three months ended March 31, 2003 and 2002, all outstanding stock options granted as of such date had exercise prices lower than the average market price of the common stock for the respective periods and are, thereby, considered common stock equivalents in the calculation of the diluted weighted average common shares. The Company uses the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the three-month periods presented.

        Had the Company not incurred a net loss for the three months ending March 31, 2003, the diluted weighted average common shares would have been 18,761,344. Because of the net loss condition, the Company uses weighted average outstanding common shares for both the basic and diluted weighted average common shares, or 17,577,315 for the period ending March 31, 2003.

4.    ACCOUNTING FOR STOCK-BASED COMPENSATION

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

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards for the three months ended March 31, 2003 and 2002, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended March 31,
	2003	2002
Net income (loss)—as reported	$(564)	$98
General and administrative expenses for management stock option compensation	363	203

Pro forma net loss	(927)	(105)
Net income (loss) per share, basic and diluted—as reported	$(0.03)	$0.01
Pro forma net loss per share, basic and diluted	(0.06)	(0.01)

        The weighted average fair value per option at date of grant during the three months ended March 31, 2003 and 2002 was $1.70 and $.51, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months ended March 31,
	2003	2002
Expected option life	10 years	10 years
Expected annual volatility	193%	193%
Risk-free interest rate	2.93%	2.93%
Dividend yield	0%	0%

5.    INVENTORIES

        The following is a summary of inventory at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Raw materials and supplies	$6,485	$7,562
Work in progress	1,732	1,646
Finished goods	5,986	4,931

	14,203	14,139
Reserve for obsolescence	(2,055)	(2,468)

Total inventories, net	$12,148	$11,671

6.    INTANGIBLE ASSETS

        As required by Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company does not amortize its goodwill, instead reviewing its goodwill for impairment, at least annually. The Company performed such fair value-based impairment tests, in accordance with SFAS 142, at December 31, 2002 and 2001, concluding that no impairment of goodwill was deemed necessary as of these dates. No events occurred during the three months ended March 31, 2003 and 2002 that would indicate that an impairment of such assets had occurred. As of January 1, 2002, certain of the Company's intangible assets

(customer base, acquired workforce, and tradename) were reclassed to goodwill, as, per SFAS 141, Business Combinations, these assets were not deemed separable from goodwill for purposes of recognition.

        Amortization expense, related to intangible assets which are subject to amortization, was $2 for the three months ended March 31, 2003 and 2002. Amortization expense of intangible assets subject to amortization is anticipated to be $7 for 2003 and annually thereafter through 2012. Intangible assets consist of the following:

	March 31, 2003		December 31, 2002
Goodwill		$6,690		$6,690
Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—

Patents	113		113
Less: accumulated amortization	45	68	43	70

Total		$6,758		$6,760

7.    REVOLVING LINE OF CREDIT

        In November 2002, the Company entered into a $10.0 million secured line of credit agreement with Bank of America. The line of credit bears interest at a rate of LIBOR plus 200 basis points, the effective rate at March 31, 2003, which rate may be increased to LIBOR plus 275 basis points dependent upon certain debt ratios. The line of credit is collateralized by substantially all the Company's assets. Borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. The agreement, which expires September 30, 2004, includes certain covenants, including financial covenants, with which the Company was in compliance, or for which waivers had been obtained, as of March 31, 2003 and December 31, 2002. At March 31, 2003 and December 31, 2002, the Company had $5,000 outstanding on its line of credit. The total available credit under the line of credit was $118 as of March 31, 2003.

8.    REPRICED STOCK OPTIONS

        In 2000 and 2001, the Company effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of the Company's common stock (the "repricing"). The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. The Company had previously accounted for these option grants as fixed plan awards. As of March 31, 2003 and 2002, respectively, approximately 872,000 and 1,002,000 of these repriced options, in various stages of vesting, were outstanding. At March 31, 2003 and 2002, respectively, the market value of the Company's common stock was $1.80 and $1.23 per share; this compared to market values of $1.25 and $0.52 per share at December 31, 2002 and 2001. Non-cash compensation charges, therefore, resulted to the extent that the market value exceeded the repriced exercise price of $0.656 per share. In the three months ended March 31, 2003 and 2002, the amounts of compensation expense relating to these repriced options were $446 and $437, respectively, and are included in general and administrative expenses.

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

        In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2003, have a total undrawn balance of $0.3 million at March 31, 2003. Bonds, which expire on various dates, totaled $7.4 million on March 31, 2003. As of that date, no bonds have been drawn upon.

10.  RELATED PARTY TRANSACTION

        In April 2002, the Company extended a loan to its Chief Executive Officer, Michael E. Jalbert, in the principal amount of $75. This note is due on demand and bears interest at the annual rate of 6%. Any tax obligations associated with the loan are the sole responsibility of Mr. Jalbert.

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

        The Company evaluates segment results based on gross margin and income from operations. Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources. The following table is a summary of the unaudited operating results for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	Unaudited and in thousands
Revenues:
Wireless Communication	$7,126	$8,305
Information Security	1,875	1,592

	$9,001	$9,897

Gross Profit:
Wireless Communication	$2,621	$3,387
Information Security	1,338	1,028

	$3,959	$4,415

Operating Profit (Loss):
Wireless Communication	$(1,000)	$(284)
Information Security	436	137

Loss from Operations	(564)	(147)
Other Income, net	—	245

Income (Loss) before Taxes	$(564)	$98

Depreciation & Amortization:
Wireless Communication	$218	$249
Information Security	33	49

	$251	$298

Assets:
Wireless Communication	$26,355
Information Security	5,156
Corporate	12,146

	$43,657

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table presents certain Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended March 31,
	2003	2002
Revenues	100.0%	100.0%
Cost of sales	56.0	55.4

Gross profit	44.0	44.6

Operating expenses:
Research and development	15.6	12.3
Sales and marketing	14.6	12.7
General and administrative	20.1	21.1

Total operating expenses	50.3	46.1

Loss from operations	(6.3)	(1.5)
Interest income (expense)—net	—	—
Other income	—	2.5

Income (loss) before income taxes	(6.3)	1.0
Provision for income taxes	—	—

Net income (loss)	(6.3)%	1.0%

        Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These forward-looking statements relate to, among other things, the results of the Company's product development efforts, future sales and expense levels, the Company's future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company's products, and the Company's other business plans for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks detailed in "ITEM 1. BUSINESS—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company's financial condition and results of operations. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Revenues

        Revenues decreased 9% to $9.0 million in the first quarter of 2003, as compared to $9.9 million during the same period in 2002. Of total revenues in the first quarter of 2003, the wireless communication segment comprised $7.1 million, which represents a decrease of 14% as compared to revenues of $8.3 million during the same period in 2002. Information security segment revenues of $1.9 million, in the first quarter of 2003, represent an 18% increase as compared to revenues of $1.6 million during the same period in 2002.

        The decrease in EFJohnson's revenues related primarily to the decrease in commercial sales, consistent with EFJohnson's market strategy to emphasize federal, state and local governmental customers. Additionally, revenues in the first quarter of 2003 were impacted by the deferral of certain domestic governmental orders; management believes that such orders are deferred to a later quarter rather than lost. Notwithstanding EFJohnson's lower revenues in the first quarter of 2003, the Company does not expect this trend to continue, and, presently, the Company expects EFJohnson's revenues for 2003 to be 12% to 17% higher than its 2002 revenues.

        The increase in revenues of the information security segment during the three months ended March 31, 2003 was primarily the result of timing issues associated with finalizing certain sales agreements. The Company believes that revenues for its information security segment for the year ended December 31, 2003 will approximate the segment's revenues in 2002.

        The Company made the decision in the fourth quarter of 2000 to substantially exit the commercial LMR markets and focus its LMR sales on the domestic public safety / public service sector. Consequently, the Company's sales to the domestic public safety / public service sector have steadily increased, and the Company's sales to commercial users have decreased. Although the Company would expect the trend of increasing domestic public safety / public service sector sales to continue, the Company's sales to commercial users would be expected to remain relatively flat through 2003. International sales relate substantially to Transcrypt, as EFJohnson's international sales were only $0.6 million and $0.4 million for the three months ending March 31, 2003 and 2002, respectively. The Company anticipates that its international sales will remain at a similar level throughout 2003.

        The Company's sales, as per its defined customer markets, is shown below for the three months ended March 31, 2003 and 2002:

Revenues (in thousands):	2003		2002
Domestic public safety / public service	$6,442	72%	$6,129	62%
Domestic commercial	458	5	2,006	20
International	2,101	23	1,762	18

	$9,001		$9,897

Gross Profit

        Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company's products, as well as shipping, royalty and warranty product costs.

        Consolidated gross profit was $4.0 million (44% gross margin) for the first quarter of 2003, as compared to $4.4 million (45% gross margin) for the same period in 2002. Gross margin for the wireless communication segment was 37% in the first quarter of 2003 versus 41% for the same period in 2002. Gross margin for the information security segment was 71% in the first quarter of 2003 versus 65% for the same period in 2002.

        In the wireless communication segment, the decrease in the gross margin percentage from 2002 to 2003 was due primarily to manufacturing inefficiencies caused by the lower sales volume. EFJohnson's gross margin percentage for 2003 is expected to be slightly improved over the 37% realized for the year ended December 31, 2002. Transcrypt's increase in gross margin percentage in the first quarter of 2003, as compared to the prior year, was the result of sales mix considerations and manufacturing gains due to higher sales volume. The information security segment's gross margin percentage for 2003 is not expected to be materially different from the 70% realized for the year ended December 31, 2002. Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues recognized in the respective periods.

Research and Development

        Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities.

        Research and development expenses increased to $1.4 million in the first quarter of 2003 (16% of revenues) from $1.2 million in the first quarter of 2002 (12% of revenues). The increase related primarily to Project 25 LMR infrastructure development at EFJohnson. Current research and development efforts are concentrated primarily on design, development, enhancement, and addition to the Company's Project 25 digital LMR infrastructure products, as well as to its line of digital radios.

        The Company expects its future research and development costs throughout 2003 to remain at a similarly higher level than the research and development costs experienced in 2002. Certain of the Company's anticipated future sales are dependent upon successful and timely completion of its on-going research and development projects.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, and trade show participation.

        Sales and marketing expenses of $1.3 million in the first quarter of 2003 (15% of revenues) remained at a consistent dollar level with the $1.3 million incurred in the first quarter of 2002 (13% of revenues). The increase in the expenditure level, as a percentage of revenues, was a result of two factors: 1) the lower sales volume in 2003; and 2) the fact that one of the Company's two major trade shows occurred in March in 2003, rather than in April, as in 2002. The Company projects 2003 annual tradeshow expenditures to be approximately $0.4 million.

        The Company anticipates that its sales and marketing expenses for 2003 will be incurred at a percentage of revenues substantially similar to that realized for the year ended December 31, 2002, that is, 14% to 15%.

General and Administrative

        General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, finance, accounting, and administration.

        General and administrative expenses decreased to $1.8 million in the first quarter of 2003 (20% of revenues) from $2.1 million in the first quarter of 2002 (21% of revenues). This decrease relates substantially to a decrease in the reserve for returns and doubtful accounts receivable at March 31, 2003, as compared to March 31, 2002, that is, $0.1 million at March 31, 2003 versus $0.4 million at March 31, 2002. Additions to this reserve in the first quarter of 2002 related to accounts that were written off or otherwise resolved in 2002.

        As described in Note 7 of the Notes to Condensed Consolidated Financial Statements ("Notes"), for the three months ended March 31, 2003 and 2002, the Company incurred similar non-cash compensation expense of $446,000 and $437,000, respectively, related to the repricing of its stock options. The compensation expense relating to the repriced options varies according to the market value of the Company's common stock; presently, each increase of $0.01 per share in the Company's stock price, over the closing market on March 31, 2003, of $1.80 per share, will cause the Company to incur approximately $9,000 in future compensation expense.

        The Company anticipates future general and administrative expenses for 2003, excluding non-cash compensation relating to the repriced options, to be similar to the level experienced during the first quarter of 2003.

Other Income, net

        Other income for the three months ended March 31, 2003 was minimal, $27,000, as would be anticipated. Other income, of $0.2 million, for the three months ended March 31, 2002 related substantially to insurance proceeds received in relation to a claim for stolen property. The Company would expect other income in the future to remain at an insignificant level.

Interest Income / Interest Expense

        Interest income consists of interest income earned on cash and invested funds; interest expense consists of interest amounts payable on the Company's loans and bank line of credit. Interest income and interest expense were $12,000 and $39,000, respectively, for the three months ended March 31, 2003, as compared to $29,000 and $15,000 in the same period in 2002. Interest income and expense vary based on the relative interest rates earned or paid, and the relative cash and loan balances. The Company expects interest income for the remainder of the fiscal year to remain similar to the level experienced in the first quarter of 2003. The Company's interest expense in 2003, which includes monthly amortization of approximately $10,000 in line of credit fees, is also expected to remain similar to the level experienced in the first quarter of 2003. However, interest income and expense will vary according to the Company's use of cash, interest rates, and operating results over the remainder of 2003.

Provision / Benefit for Income Taxes

        The Company did not record a tax provision or benefit in either the first quarter of 2003 or 2002. As of December 31, 2002, the Company has $24.8 million in deferred tax assets primarily comprised of net operating loss carryforwards; this asset is reduced by a valuation allowance of $21.8 million. This reserve is based upon management's expectation that its tax assets will actually be realized, such expectation based upon management's estimates of future operating results and other factors. Accordingly, depending upon such future estimates, all or some portion of the reserved deferred tax asset may be restored or, conversely, it may be necessary to write off the $3.0 million deferred tax asset recorded on the balance sheet at March 31, 2003 and December 31, 2002.

Net Income (Loss)

        The Company had a net loss of $0.6 million during the first quarter of 2003, as compared to a net income of $.01 million during the first quarter of 2002. Operating results for either period do not include any tax provision or benefit. However, in both the three months ending March 31, 2003 and 2002, the Company's net income (loss) was adversely affected by non-cash compensation resulting from variable accounting treatment required for certain of the Company's stock options repriced in the fourth quarter of 2000 and the first quarter of 2001. The amounts of such non-cash compensation expense, included in general and administrative expenses, were $446,000 and $437,000 for the three months ending March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

        Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, and stock offerings completed on January 22, 1997 and October 15, 1997. However, the Company's operations provided positive cash for 2001 and 2002 and for the three months ended March 31, 2002 and 2003.

        The Company's operating activities provided cash of $0.7 million and $0.4 million in the three months ended March 31, 2003 and 2002, respectively. Cash provided by operating activities in the first quarter of 2003 consisted primarily of: net loss of $(0.6) million; depreciation and amortization expenses of $0.3 million; non-cash compensation of $0.4 million; and a net change in the various components of working capital of $0.6 million, which change was primarily effected by the $3.1 million cash provided by the decrease in receivables. The decrease in receivables resulted from the lower revenues recognized in the first quarter of 2003, as compared to the fourth quarter of 2002. Cash provided by operating activities in the first quarter of 2002 consisted primarily of: net income of $0.1 million; depreciation and amortization expenses of $0.3 million; non-cash compensation of $0.4 million; and a net change in the various components of working capital of $(0.4) million, which change was primarily related to prepaid royalty fees.

        Cash used by investing activities was less than $(0.1) million for the first quarter of 2003; this compared to cash used by investing activities of $(0.4) million for the first three months of 2002. The difference, between 2003 and 2002, related primarily to cash flows used in the purchase of property. Such total capital expenditures were similar in both years; however, in 2003, $0.4 million of such expenditures were acquired through the exchange of debt and are, thus, excluded from the Statement of Cash Flows.

        Since the line of credit balance of $5.0 million at March 31, 2003 was unchanged from the balance at December 31, 2002, cash flows from financing activities were minimal for the first quarter of 2003. Comparatively, financing activities used net cash of $5.1 million in the first quarter of 2002, all of which related to the pay off and termination of the Company's previous line of credit in February 2002.

        In early 2000, the Company obtained a commitment from a major insurance company that provides for up to $20.0 million in new bonding arrangements at favorable rates and terms. Because of the Company's performance in 2000, the bonding insurer indicated that any future bonding arrangements must be partially supported by collateral, either with an irrevocable letter of credit or with cash. As such, in 2003, the Company secured a bonding arrangement with an alternative provider. This recently negotiated agreement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $3.0 million. The Company believes its bonding arrangements provide it with sufficient bonding availability through 2003; however, the Company continues to seek improved bonding alternatives with increased limits.

        As of March 31, 2003, the Company had $5.0 million outstanding on its current revolving line of credit with Bank of America, described in Note 8 of the Notes herein. At such date, the Company had unrestricted cash of $11.7 million and approximately $0.1 million of available credit under this line. This current line of credit replaced the Company's previous line of credit with U.S. Bank, which the Company elected to pay off and terminate in February 2002. Management believed that the prior facility with U.S. Bank, as structured, did not provide the operational flexibility the Company required.

        The Company's backlog of unfilled orders at March 31, 2003 was $5.7 million, compared to a backlog of $8.0 million at December 31, 2002. Due to the unpredictable timing of major domestic governmental orders, the Company does not believe that its backlog figures, and variations from period to period therein, are necessarily indicative of sales of products in future periods.

        The Company does not anticipate paying cash dividends in the foreseeable future.

Critical Accounting Policies

        The preparation of the Company's consolidated financial statements in conformity with "generally accepted accounting principles" ("GAAP") requires management to make judgments, estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. The Company regularly evaluates the accounting policies and estimates used to prepare its financial statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, estimates involved in applying percentage of completion accounting for long-term contract revenues, inventory reserves, and contingencies. These estimates are based on historical experience and various assumptions that the Company believes to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

        The Company considers its critical accounting policies to be those that (i) involve significant judgments and uncertainties, (ii) require estimates that are more difficult for management to determine, and (iii) have the potential to result in materially different outcomes under varying assumptions and conditions. The application of GAAP may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies the Company believes are critical and require the use of complex judgment in their application.

Revenue

        The Company's revenue recognition policy is in accordance with the criteria put forth in Staff Accounting Bulletin 101. Revenues are recognized when the earnings process is complete, less an estimate for an allowance for returns, if applicable, if collection is reasonably assured. The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership, are transferred to the customer at point of shipment or point of delivery. For sales where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, the Company recognizes revenue when the contingency lapses, generally upon cash collection.

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

        Deferred revenue includes unearned services provided under systems maintenance contracts and unearned warranty fees on extended product warranty contracts sold to customers. The Company recognizes the fees based upon a straight-line method over the life of the contract.

        The Company periodically reviews its revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletin 101.

Goodwill

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 142. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment, on at least an annual basis, by applying a fair value-based test. The Company adopted the provisions SFAS 142 effective January 1, 2002. At least annually, the Company assesses goodwill, using a fair value-based test, consistent with SFAS 142. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. In evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. The estimates use assumptions about the Company's market segment share in the future and about future expenditures by governmental entities for wireless communications products. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. If the Company fails to deliver new products, if the products fail to gain expected market acceptance, or if the Company fails to achieve assumed revenue growth rates or assumed gross margin, the Company may incur charges for impairment of goodwill in the future.

Income Taxes

        The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are provided to the extent that recoverability of tax assets is not considered likely. In determining whether a tax asset is recoverable, the Company considers estimates of future revenues, costs and expenses and other factors. If the Company fails to achieve our assumed revenue growth rates or assumed gross margin, the Company may be required to reduce its deferred tax assets in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Although all of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for the Company. While substantially all international sales are supported by letters of credit, the purchase of Company products by international customers presents increased risks, which include:

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

ITEM 4. CONTROLS AND PROCEDURES

  (a)    Evaluation of Disclosure Controls and Procedures

        Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("Disclosure Controls"), and its internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). The effectiveness of the Company's disclosure controls and procedures, as determined by this evaluation, is disclosed in the Chief Executive Officer's Certification of Report on Form 10-Q for the Quarterly Period Ending March 31, 2003 and the Chief Financial Officer's Certification of Report on Form 10-Q for the Quarterly Period Ending March 31, 2003 (together, "Certifications").

        Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of permitting the preparation of our financial statements in conformity with GAAP and of providing reasonable assurance that: (1) transactions are properly authorized, recorded and reported; and (2) assets are safeguarded against unauthorized or improper use.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected, and, thus, the Company's management cannot provide absolute assurance that the Company's Disclosure Controls or Internal Controls will prevent all errors and all fraud.

        The Company's Internal Controls are also evaluated on an ongoing basis by its Finance organization. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and Internal Controls and to make modifications as necessary. The Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

        Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company's Internal Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with GAAP.

  (b)    Changes in Internal Controls

        In accord with SEC requirements, and as disclosed in the Certifications, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEMS 1 - 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

        The following exhibits are filed herewith:

Exhibit No.	Description
11.1	Computation of income (loss) per share
99.1	Written certification of Chief Executive Officer and Chief Financial Officer, dated May 02, 2003, pursuant to 18 U.S.C. Section 1350.
  (b)
  Reports on Form 8-K:

  The Company filed its press release providing performance guidance for 2003 as a report on Form 8-K, under Items 5 and 7, on March 06, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: May 02, 2003	By:	/s/ MASSOUD SAFAVI Massoud Safavi Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Chief Executive Officer's Certification of Report on Form 10-Q
for Quarterly Period Ending March 31, 2003

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

Date: May 02, 2003	By:	/s/ MICHAEL E. JALBERT Michael E. Jalbert Chief Executive Officer

Chief Financial Officer's Certification of Report on Form 10-Q
for Quarterly Period Ending March 31, 2003

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

Date: May 02, 2003	By:	/s/ MASSOUD SAFAVI Massoud Safavi Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEMS 1 - 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Chief Executive Officer's Certification of Report on Form 10-Q for Quarterly Period Ending March 31, 2003
Chief Financial Officer's Certification of Report on Form 10-Q for Quarterly Period Ending March 31, 2003