Form 10-Q
period 2003-06-30
EFJ INC
filed 2003-07-30
CIK 1023516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission File Number 0-21681

EFJ, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-0801192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 N.W. 1st STREET
LINCOLN, NEBRASKA 68521
(402) 474-4800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

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

YES  ☐          NO ☒

As of July 23, 2003, 17,577,315 shares of the Registrant’s Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(in thousands, except share data)

	JUNE 30, 2003	DECEMBER 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,941	$11,333
Accounts receivable, net of allowance for returns and doubtful accounts of $176 and $236, respectively	7,410	6,568
Receivables – other	182	252
Cost in excess of billings on uncompleted contracts	1,927	1,686
Inventories, net	10,355	11,671
Deferred income taxes	1,000	1,000
Prepaid expenses	996	487
Total current assets	25,811	32,997

Property, plant and equipment, net	2,843	2,601
Deferred income taxes	2,000	2,000
Intangible assets, net of accumulated amortization	6,756	6,760
Other assets	748	898
TOTAL ASSETS	$38,158	$45,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$—	$5,000
Current portion of long-term debt obligations	130	22
Accounts payable	2,952	4,007
Billings in excess of cost on uncompleted contracts	—	38
Deferred revenue - current	520	961
Accrued expenses	1,854	2,317
Total current liabilities	5,456	12,345

Long-term debt obligations, net of current portion	481	264
Deferred revenue, net of current portion	139	160
TOTAL LIABILITIES	6,076	12,769

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 25,000,000 voting shares authorized, 17,359,773 issued and outstanding as of June 30, 2003 and December 31, 2002; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	176
Additional paid-in capital	97,209	96,918
Accumulated deficit	(65,303)	(64,607)
TOTAL STOCKHOLDERS’ EQUITY	32,082	32,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,158	$45,256

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2003 and 2002

(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002

Revenues	$10,723	$9,514	$19,724	$19,411
Cost of sales	6,079	5,364	11,121	10,846
Gross profit	4,644	4,150	8,603	8,565
Operating expenses:
Research and development	1,813	1,108	3,215	2,328
Sales and marketing	1,533	1,410	2,844	2,667
General and administrative	1,386	1,363	3,196	3,448
Total operating expenses	4,732	3,881	9,255	8,443

Income (loss) from operations	(88)	269	(652)	122

Other income (expense)	—	(91)	27	140
Interest income	9	17	21	46
Interest expense	(53)	—	(92)	(15)
Income (loss) before income taxes	(132)	195	(696)	293

Income tax provision	—	—	—	—

Net income (loss)	$(132)	$195	$(696)	$293

Net income (loss) per share – Basic	$(0.01)	$0.01	$(0.04)	$0.02
Net income (loss) per share – Diluted	$(0.01)	$0.01	$(0.04)	$0.02

Weighted average common shares – Basic	17,577,315	17,577,315	17,577,315	17,577,315
Weighted average common shares – Diluted	17,577,315	18,237,162	17,577,315	18,118,101

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2003 and 2002

(Unaudited and in thousands, except share data)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(696)	$293
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	541	595
Non-cash compensation – intrinsic value of repriced options	296	361
Gain on sale of fixed assets	(14)	(48)
Changes in assets and liabilities:
Accounts receivable	(772)	1,345
Cost in excess of billings on uncompleted contracts	(241)	(597)
Inventories	1,316	(970)
Prepaid expenses	(469)	(589)
Accounts payable	(1,055)	(1,050)
Billings in excess of cost on uncompleted contracts	(38)	(147)
Deferred revenues	(462)	(324)
Accrued and other liabilities	(463)	(376)
Total adjustments	(1,361)	(1,800)
Net cash used in operating activities	(2,057)	(1,507)

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	6
Purchase of property, plant and equipment	(391)	(494)
Other assets	110	36
Net cash used in investing activities	(281)	(452)

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	(5,000)	(5,120)
Principal payments on long-term debt	(49)	(19)
Other	(5)	—
Net cash used in financing activities	(5,054)	(5,139)

Net decrease in cash and cash equivalents	(7,392)	(7,098)

Cash and cash equivalents, beginning of period	11,333	11,582

Cash and cash equivalents, end of period	$3,941	$4,484

Summary of non-cash transactions:

In the six months ending June 30, 2003, the Company acquired $374 of fixed assets in exchange for long-term debt.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2003 and 2002

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. (“EFJ” or the “Company”) at December 31, 2002 has been derived from audited consolidated financial statements at that date.  The condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited.  The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations and cash flows for the three and six months ended June 30, 2003 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2003.  Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period’s presentation to conform to the current presentation.

2.  ORGANIZATION AND CONSOLIDATION

The Company is a manufacturer of wireless communications products and systems and information security products.  Through its wholly-owned subsidiary, E.F. Johnson Company (“EFJohnson”), the Company designs, develops, manufactures and markets: (1) mobile and portable land mobile radios (“LMR”); (2) stationary LMR transmitters / receivers (base stations or repeaters); and (3) LMR systems.  Through its wholly-owned subsidiary, Transcrypt International, Inc. (“Transcrypt”), the Company designs and manufactures information security products, which prevent unauthorized access to sensitive voice and data communications.  These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR markets as an add-on security device for analog radios.  The Company sells its products to: (1) domestic public safety / public service and other governmental users; (2) domestic commercial users; and (3) international customers.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

3.  NET INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period.  The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options.  For the three and six months ended June 30, 2003, the impact of outstanding stock options on diluted EPS was anti-dilutive as both the three and six month periods ended June 30, 2003 had a net loss; as such the basic EPS is used for both basic and diluted EPS for the respective periods.  All outstanding stock options granted as of such dates which had exercise prices lower than the average market price of the common stock for the respective periods are considered common stock equivalents in the calculation of the diluted weighted average common shares.  The Company uses the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

If the Company had not incurred a net loss for the three and six months ending June 30, 2003, the diluted weighted average common shares would have been 18,431,294 and 18,480,985, respectively.  As a result of the net loss conditions, the Company used weighted average outstanding common shares, or 17,577,315, for both the basic and diluted weighted average common shares for the periods ending June 30, 2003.

4.  ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting for stock options issued to employees.  When both the number of shares that an individual employee is entitled to receive and the option price are known at the grant date, total compensation cost for the Company’s grants of stock options is measured at the grant date (“fixed plan awards”).  However, when either or both of these factors are not known at the grant date, the Company estimates total compensation cost each accounting period from the date of grant based on the estimated fair value of the Company’s common stock at the end of each period (“variable plan awards”).  Changes, either increases or decreases, in the estimated fair value of the shares between the date of grant and the final exercise or expiration date of the options result in a change in the measure of compensation cost for variable plan awards.  Compensation cost is recognized as expense over the periods in which the employee performs the related services, which is generally presumed to be the vesting period.

If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2003 and 2002, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income (loss) - as reported	$(132)	$195	$(696)	$293
General and administrative expenses for management stock option compensation….	72	89	435	292
Pro forma net income (loss)	$(204)	$106	$(1,031)	$1

Net income (loss) per share, basic and diluted – as reported	$(0.01)	$0.01	$(0.04)	$0.02
Pro forma net income (loss) per share, basic and diluted	$(0.01)	$0.01	$(0.06)	$0.00

The weighted average fair value per option at date of grant during the six months ended June 30, 2003 and 2002 was $1.47 and $.51, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Six months ended June 30,
	2003	2002
Expected option life	10 years	10 years
Expected annual volatility	88%	193%
Risk-free interest rate	3.99%	2.93%
Dividend yield	0%	0%

5. INVENTORIES

During the six months ended June 30, 2003, the Company sold, disposed of, or otherwise wrote off, $1,500 of obsolete inventory, this disposition was substantially recorded against the reserve for obsolescence.  The following is a summary of inventory at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Raw materials and supplies	$5,775	$7,562
Work in progress	1,679	1,646
Finished goods	4,365	4,931
	11,819	14,139
Reserve for obsolescence	(1,464)	(2,468)
Total inventories, net	$10,355	$11,671

6.  INTANGIBLE ASSETS

As required by Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company does not amortize its goodwill, instead reviewing its goodwill for impairment, at least annually.  The Company performed fair value-based impairment tests, in accordance with SFAS 142, at December 31, 2002 and 2001, concluding that no impairment of goodwill had occurred as of these dates.  No events occurred during the three and six months ended June 30, 2003 and 2002 that would indicate that an impairment of such assets had taken place.  As of January 1, 2002, certain of the Company’s intangible assets (customer base, acquired workforce, and tradename) were reclassed to goodwill, as per SFAS 141, Business Combinations, these assets were not deemed separable from goodwill for purposes of recognition.

Amortization expense, related to intangible assets which are subject to amortization, was $4 and $92 for the six months ended June 30, 2003 and 2002.  Amortization expense of intangible assets subject to amortization is anticipated to be $8 for 2003 and annually thereafter through 2012.  Intangible assets consist of the following:

	June 30, 2003		December 31, 2002
Goodwill		$6,690		$6,690
Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—
Patents	113		113
Less: accumulated amortization	47	66	43	70
Total		$6,756		$6,760

7.  REVOLVING LINE OF CREDIT

In November 2002, the Company entered into a $10.0 million secured line of credit agreement with Bank of America.  The line of credit bears interest at a rate of LIBOR plus 200 basis points, the effective rate at June 30, 2003, which rate may be increased to LIBOR plus 275 basis points dependent upon certain debt ratios. The line of credit is collateralized by substantially all the Company’s assets.  Borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables.  The agreement, which expires September 30, 2004, includes certain covenants, including financial covenants, with which the Company was in compliance, or for which waivers had been obtained, as of June 30, 2003 and December 31, 2002.  At June 30, 2003 and December 31, 2002, the Company had $0 and $5,000, respectively, outstanding on its line of credit.  The total available credit under the line of credit was $7.8 million as of June 30, 2003.

8.  REPRICED STOCK OPTIONS

In 2000 and 2001, the Company effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of the Company’s common stock (the “repricing”).  The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing.  The Company had previously accounted for these option grants as fixed plan awards.  As of June 30, 2003 and 2002, respectively, approximately 872,000 and 1,002,000 of these repriced options, in various stages of vesting, were outstanding.  At June 30, 2003 and 2002, respectively, the market value of the Company’s common stock was $1.60 and $1.13 per share; this compared to market values of $1.25 and $0.52 per share at December 31, 2002 and 2001.  Non-cash compensation charges, therefore, resulted to the extent that the market value exceeded the repriced exercise price of $0.656 per share.  In the three and six months ended June 30, 2003, the amounts of compensation expense (benefit) relating to these repriced options were $(150) and $296, respectively.  In the three and six months ended June 30, 2002, the related amounts of compensation expense (benefit) were $(76) and $361, respectively.  These amounts are included in general and administrative expenses.

9.  COMMITMENTS AND CONTINGENCIES

On or about February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Circuit Court of Alaska, against EFJohnson.  ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC.  ASRC purchased, and resold to the State of Alaska, approximately $500 of products from EFJohnson since 1999.  ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the racketeer influenced and corrupt organizations act.  The complaint anticipated that the State of Alaska would formally prosecute its administrative claim against ASRC for damages associated with EFJohnson manufactured radios.  At this time, the State of Alaska has not formally prosecuted its administrative claim against ASRC.  The State of Alaska has stated that it has damages in excess of $800.  In May 2003, ASRC and EFJohnson tentatively agreed to dismiss ASRC’s complaint against the Company. Under the tentative agreement, EFJohnson shall defend ASRC, at EFJohnson’s expense, against any State’s claim alleging non-performance of the EFJohnson radios.  In addition, the parties would resolve any issue or dispute through mediation and bidding arbitration.  The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action.

The Company is involved in certain other legal proceedings incidental to the normal conduct of its business.  The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company’s business, financial condition, results of operations, or cash flows.

In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts.  The letters of credit, which expire on various dates in 2003, have a total undrawn balance of $317 at June 30, 2003.  Bonds, which expire on various dates, totaled $7,700 on June 30, 2003.  As of that date, no bonds have been drawn upon.

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

The Company evaluates segment results based on gross margin and income from operations.  Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources.  The following table is a summary of the unaudited operating results for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2003	2002	2003	2002
Revenues:
Wireless Communication	$9,031	$7,912	$16,157	$16,217
Information Security	1,692	1,602	3,567	3,194
	$10,723	$9,514	$19,724	$19,411
Gross Profit:
Wireless Communication	$3,369	$3,034	$5,990	$6,421
Information Security	1,275	1,116	2,613	2,144
	$4,644	$4,150	$8,603	$8,565
Operating Profit (Loss):
Wireless Communication	$(574)	$50	$(1,574)	$(234)
Information Security	486	219	922	356
Income (Loss) from Operations	(88)	269	(652)	122

Other Income (Expense), net	(44)	(74)	(44)	171

Income (Loss) before Taxes	$(132)	$195	$(696)	$293

Depreciation & Amortization:
Wireless Communication	$260	$253	$478	$502
Information Security	30	44	63	93
	$290	$297	$541	$595

Assets:
Wireless Communication	$28,764
Information Security	5,651
Corporate	3,743
	$38,158

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents certain Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.7%	56.4%	56.4%	55.9%
Gross profit	43.3%	43.6%	43.6%	44.1%
Operating expenses:
Research and development	16.9%	11.6%	16.3%	12.0%
Sales and marketing	14.3%	14.8%	14.4%	13.7%
General and administrative	12.9%	14.4%	16.2%	17.8%
Total operating expenses	44.1%	40.8%	46.9%	43.5%
Income (loss) from operations	(0.8)%	2.8%	(3.3)%	0.6%
Interest income (expense) – net	(0.4)%	0.2%	(0.3)%	0.2%
Other income (expense)	—	(1.0)%	0.1%	0.7%
Income (loss) before income taxes	(1.2)%	2.0%	(3.5)%	1.5%
Provision for income taxes	—	—	—	—
Net income (loss)	(1.2)%	2.0%	(3.5)%	1.5%

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements relate to, among other things, the results of the Company’s product development efforts, future sales and expense levels, the Company’s future financial condition, liquidity and business prospects generally, perceived opportunities in the marketplace for the Company’s products, and the Company’s other business plans for the future.  These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks detailed in “ITEM 1. BUSINESS — Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition and results of operations.  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

Revenues

Revenues increased 13% to $10.7 million in the second quarter of 2003, as compared to $9.5 million during the same period in 2002.  Of total revenues in the second quarter of 2003, the wireless communication segment comprised $9.0 million, which represents an increase of 14% as compared to revenues of $7.9 million during the same period in 2002.  Information security segment revenues of $1.7 million in the second quarter of 2003 represent a 6% increase as compared to revenues of $1.6 million during the same period in 2002.

Revenues increased by 2%, to $19.7 million during the six months ended June 30, 2003, as compared to $19.4 million during the same period in 2002.  Of total revenues in the six months ended June 30, 2003, the wireless communication segment comprised $16.2 million compared to $16.2 million during the same period in 2002.  Information security segment revenues of $3.6 million during the six months ended June 30, 2003 represent a 12% increase as compared to revenues of $3.2 million during the same period in 2002.

Although EFJohnson’s revenues for the first six months of 2003 are relatively flat compared to the prior year, the increase in domestic public safety / public service revenues (as shown below) is consistent with EFJohnson’s market strategy to emphasize federal, state and local governmental customers and, correspondingly, to de-emphasize commercial and international sales.  Although 2003 year-to-date revenues at EFJohnson are similar to the prior year, the Company expects EFJohnson’s revenues for 2003 to be 13% to 20% higher than its 2002 revenues.  To this end, the Company’s backlog, comprised substantially of EFJohnson orders, increased to $14.4 million as of July 27, 2003.  However, most of these orders will be delivered in the fourth quarter of 2003; as such, the Company expects third quarter revenues for this segment to be similar to the second quarter.

The increase in revenues of the information security segment during the six months ended June 30, 2003, as compared to the prior year, was primarily the result of timing issues associated with finalizing certain sales agreements.  The Company believes that revenues for its information security segment for the year ended December 31, 2003 will approximate the segment’s revenues in 2002.  Accordingly, the Company anticipates that Transcrypt’s aggregate third and fourth quarter revenues will only be slightly less than the $3.6 million recognized during the six months ended June 30, 2003.

The Company made the decision in the fourth quarter of 2000 to substantially exit the commercial LMR markets and focus its LMR sales on the domestic public safety / public service sector.  Consequently, the Company’s sales to the domestic public safety / public service sector have steadily increased, and the Company’s sales to commercial users have decreased.  Although the Company would expect the trend of increasing domestic public safety / public service sector sales to continue, the Company’s sales to commercial users would be expected to remain relatively flat through 2003.  Federal sales in 2003 have continued to increase as a percentage of public safety / public service revenues, as compared to 2002; the Company expects this trend to continue through the remainder of 2003.

International sales relate substantially to Transcrypt, as EFJohnson’s international sales were only $1.3 million and $0.5 million for the six month periods ending June 30, 2003 and 2002, respectively.  The Company anticipates that its international sales will remain at a similar level throughout 2003.

The Company’s sales, as per its defined customer markets, are shown below for the three and six months ended June 30, 2003 and 2002:

Revenues (in thousands):	For the three months ended June 30,				For the six months ended June 30,
	2003		2002		2003		2002
	Sales	%	Sales	%	Sales	%	Sales	%
Domestic public safety / public service	$8,476	79%	$7,620	80%	$14,918	76%	$13,749	71%
Domestic commercial	641	6	771	8	1,099	6	2,777	14
International	1,606	15	1,123	12	3,707	18	2,885	15
	$10,723		$9,514		$19,724		$19,411

Gross Profit

Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company’s products, as well as shipping, royalty and warranty product costs.

Consolidated gross profit was $4.6 million (43% gross margin) for the second quarter of 2003, as compared to $4.2 million (44% gross margin) for the same period in 2002. Gross margin for the wireless communication segment was 37% in the second quarter of 2003 versus 38% for the same period in 2002. Gross margin for the information security segment was 75% in the second quarter of 2003 versus 70% for the same period in 2002.

Consolidated gross profit was $8.6 million (44% gross margin) for the six months ended June 30, 2003, as compared to $8.6 million (44% gross margin) for the same period in 2002.  Gross margin for the wireless communication segment was 37% for the six month period ended June 30, 2003 versus 40% for the same period in 2002.  Gross margin for the information security segment was 73% during the six months ended June 30, 2003 as compared to 67% for the same period in 2002.

In the wireless communication segment, the decrease in the gross margin percentage from 2002 to 2003 was due primarily to manufacturing inefficiencies resulting from variable sales levels during the six months ended June 30, 2003.  EFJohnson’s gross margin percentage for 2003 is expected to be 38% to 42%, as compared to the 37% margin realized during 2002.  Transcrypt’s increase in gross margin percentage in the second quarter of 2003, as compared to the prior year, was primarily the result of sales mix considerations.  The information security segment’s gross margin percentage for 2003 is expected to only slightly improve from the 70% margin realized during 2002.  Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues recognized in the respective periods.

Research and Development

Research and development expenses consist primarily of the costs associated with research and development personnel, third-party technology development, materials, and the depreciation of equipment and facilities.

Research and development expenses increased to $1.8 million in the second quarter of 2003 (17% of revenues) from $1.1 million in the second quarter of 2002 (12% of revenues).  Further, research and development expenses increased to $3.2 million during the six months ended June 30, 2003 (16% of revenues), as compared to $2.3 million in the same period in 2002 (12% of revenues).  The increase related primarily to Project 25 LMR infrastructure development at EFJohnson.  Current research and development efforts are concentrated primarily on design, development, enhancement, and addition to the Company’s Project 25 digital LMR infrastructure products, as well as to its line of digital radios.

The Company’s research and development costs will continue to increase in the second half of 2003.  The aggregate expenses in the third and fourth quarters are anticipated to be 15% to 25% higher than the research and development expenses incurred during the first half of 2003.  Certain of the Company’s anticipated sales at EFJohnson are dependent upon successful and timely completion of its on-going research and development projects.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, and trade show participation.

Sales and marketing expenses in 2003 have been substantially similar to amounts incurred in 2002, in terms of a percentage of revenues.  Sales and marketing expenses increased slightly to $1.5 million in the second quarter of 2003 (14% of revenues) from $1.4 million in the second quarter of 2002 (15% of revenues).  Further, sales and marketing expenses increased slightly to $2.8 million for the six months ended June 30, 2003 (14% of revenues), as compared to $2.7 million for the same period in 2002 (14% of revenues).

The Company anticipates that its sales and marketing expenses for 2003 will be incurred at a percentage of revenues substantially similar to the levels realized during 2002 and for the six months ended June 30, 2003, that is, 14% to 15%.

General and Administrative

General and administrative expenses consist primarily of salaries and other expenses associated with the Company’s management, finance, accounting, and administration.

General and administrative expenses of $1.4 million in the second quarter of 2003 (13% of revenues) were substantially similar to the $1.4 million amount incurred for the same period in 2002 (14% of revenues).  General and administrative expenses for the six months ended June 30, 2003 were $3.2 million (16% of revenues); this was a decrease from the $3.4 million incurred during the same period in 2002 (18% of revenues).  This decrease for the six months ended June 30, 2003 relates to: 1) a decrease in intangible amortization of $0.1 million; and 2) a $0.2 million decrease in bad debt expense in 2003 resulting from recovery of accounts that were written off or otherwise fully reserved.

As described in Note 8 of the Notes to Condensed Consolidated Financial Statements (“Notes”), for the three months ended June 30, 2003 and 2002, the Company incurred similar non-cash compensation expense (benefit), relating to the repricing of its stock options, of $(150,000) and $(76,000), respectively.  This compensation expense (benefit) amounts incurred for the six months ended June 30, 2003 and 2002 were $296,000 and $361,000.  The compensation expense relating to the repriced options varies according to the market value of the Company’s common stock; presently, each increase of $0.01 per share in the Company’s stock price, over the closing market on June 30, 2003, of $1.60 per share, will cause the Company to incur approximately $8,300 in future compensation expense.

The Company anticipates future general and administrative expenses for 2003, excluding non-cash compensation relating to the repriced options, to be similar to the level experienced during the first half of 2003.

Other Income, net

Net other income / (expense) for the six months ended June 30, 2003 was minimal, $27,000, as would be anticipated.  Net other income / (expense), of $140,000, for the six months ended June 30, 2002 related substantially to insurance proceeds received in relation to a claim for stolen property.  The Company would expect other income / (expense) in the future to remain at an insignificant level.

Interest Income / Interest Expense

Interest income consists of interest income earned on cash and invested funds.  Interest expense consists of interest amounts payable on the Company’s loans and bank line of credit.  Interest income and interest expense were $21,000 and $92,000, respectively, for the six months ended June 30, 2003, as compared to $46,000 and $15,000 in the same period in 2002.  The Company expects interest income for the remainder of the fiscal year to remain similar to the level experienced in the first half of 2003.  The Company’s interest expense in 2003, which includes monthly amortization of approximately $10,000 in line of credit fees, is also expected to remain similar to the level experienced in the first half of 2003.  However, interest income and expense will vary according to the Company’s use of cash, interest rates, debt balances, and operating results over the remainder of 2003.

Provision / Benefit for Income Taxes

The Company did not record a tax provision or benefit in either of the first two quarters of 2003 or 2002.  As of December 31, 2002, the Company has $24.8 million in deferred tax assets primarily comprised of net operating loss carryforwards; this asset is reduced by a valuation allowance of $21.8 million.  This reserve is based upon management’s expectation as to the extent its tax assets will actually be realized, such expectation based upon management’s estimates of future operating results and other factors.  Accordingly, depending upon such future estimates, all or some portion of the reserved deferred tax asset may be restored or, conversely, it may be necessary to write off all or part of the $3.0 million deferred tax asset recorded on the balance sheet at June 30, 2003 and December 31, 2002.

Net Income (Loss)

The Company had a net loss of $0.7 million during the six months ended June 30, 2003, as compared to a net income of $0.3 million during the same period in 2002.  Operating results for either period do not include any tax provision or benefit.  However, in both the six months ending June 30, 2003 and 2002, the Company’s operating results were adversely affected by non-cash compensation resulting from variable accounting treatment required for certain of the Company’s stock options repriced in the fourth quarter of 2000 and the first quarter of 2001.  The amounts of such non-cash compensation expense, included in general and administrative expenses, were $296,000 and $361,000 for the six months ending June 30, 2003 and 2002, respectively.

The Company expects its net operating results for the third quarter of 2003 to be substantially similar to the first two quarters of 2003, prior to the effect of non-cash compensation expense relating to the Company’s repriced options.  However, the Company anticipates that net operating results for the fourth quarter of 2003 will be profitable to the extent to permit net income in 2003 to be $0.13 to $0.16 per share prior to the effect of the aforementioned non-cash compensation expense.

Liquidity and Capital Resources

Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, and stock offerings completed on January 22, 1997 and October 15, 1997.  However, the Company’s operations provided positive cash for 2001 and 2002, and the Company expects its operations to provide positive cash for year ended December 31, 2003.

The Company’s operating activities used cash of $2.1 million and $1.5 million in the six months ended June 30, 2003 and 2002, respectively.  In 2003 depreciation and amortization, non-cash compensation and gain on sale add-backs approximated the Company’s net loss for the six-month period; as such, the cash used in operations substantially came from changes in working capital.  Primary changes in working capital which used cash in the six months ended June 30, 2003 related to decreases in accounts payable ($1.1 million) and increases in receivables ($0.8 million).  The difference of $0.6 million of cash used in operating activities, six months ended June 30, 2003 as compared to the same period in 2002, generally relates to the difference between the net loss of $0.7 million in 2003 and the net income of $0.3 million in 2002.  The Company expects net cash to be provided by operations in 2003, the cash anticipated to be provided primarily by profits and continued decreases in inventory balances.

Cash used by investing activities was $0.3 million for the six months ended June 30, 2003; this compared to cash used by investing activities of $0.5 million for the same period in 2002.  The difference, between 2003 and 2002, related primarily to cash flows used in the purchase of property.  However, total capital expenditures were actually higher in 2003 as $0.4 million of such expenditures were acquired through the exchange of debt and are, thus, excluded from the Statement of Cash Flows.

Cash used by financing activities, $5.1 million, in the six months ended June 30, 2003 primarily related to paying off the December 31, 2002 line of credit balance of $5.0 million.  Similarly, in the six months ended June 30, 2002, financing activities used net cash of $5.1 million primarily related to the pay off and termination of the Company’s previous line of credit in February 2002.

In early 2000, the Company obtained a commitment from a major insurance company that provides for up to $20.0 million in new bonding arrangements at favorable rates and terms.  Because of the Company’s performance in 2000, the bonding insurer indicated that any future bonding arrangements must be partially supported by collateral, either with an irrevocable letter of credit or with cash.  As such, in 2003, the Company secured a bonding arrangement with an alternative provider.  This recently negotiated agreement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million.  The Company believes its bonding arrangements provide it with sufficient bonding availability through 2003; however, the Company continues to seek improved bonding alternatives with increased limits.

As of June 30, 2003, the Company had no outstanding balance on its current revolving line of credit with Bank of America, described in Note 7 of the Notes herein.  At such date, after deducting $0.3 million of certificates of deposit which collateralize $0.3 million of outstanding letters, the Company had unrestricted cash of $3.6 million and approximately $7.8 million of available credit under this line.  This current line of credit replaced the Company’s previous line of credit with U.S. Bank, which the Company elected to pay off and terminate in February 2002.  Management believed that the prior facility with U.S. Bank, as structured, did not provide the operational flexibility the Company required; conversely, the Company believes its present line of credit provides such flexibility.

The Company’s backlog of unfilled orders at June 30, 2003 was $5.6 million, compared to a backlog of $8.0 million at December 31, 2002.  Due to the unpredictable timing of major domestic governmental orders, the Company does not believe that its backlog figures, and variations from period to period therein, are necessarily indicative of sales of products in future periods.

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

Revenue

The Company’s revenue recognition policy is in accordance with the criteria put forth in Staff Accounting Bulletin 101.  Revenues are recognized when the earnings process is complete, less an estimate for an allowance for returns, if applicable, if collection is reasonably assured.  The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership, are transferred to the customer at point of shipment or point of delivery.  For sales where collection is not reasonably assured, the Company recognizes revenue as cash is received.  If collection is contingent on a future event, the Company recognizes revenue when the contingency lapses, generally upon cash collection.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using current enacted tax rates.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  Valuation allowances are provided to the extent that recoverability of tax assets is not considered likely.  In determining whether a tax asset is recoverable, the Company considers estimates of future revenues, costs and expenses and other factors.  If the Company fails to achieve revenue growth rates or gross margins assumed in the calculation of the deferred tax asset, the Company may be required to reduce its deferred tax assets in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Although all of the Company’s sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of the Company’s products sold in international markets.  Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders.  Additionally, troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for the Company.  While much of the Company’s international sales are supported by letters of credit, the purchase of Company products by international customers presents increased risks, which include:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”) as of the quarter ended June 30, 2003.  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  The effectiveness of the Company’s Disclosure Controls, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarterly Period Ending June 30, 2003 and the Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarterly Period Ending June 30, 2003 (together, “Certifications”).

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected, and, thus, the Company’s management cannot provide absolute assurance that the Company’s Disclosure Controls will prevent all errors and all fraud.

The Company’s Disclosure Controls are also evaluated on an ongoing basis by its Finance organization.  The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and to make modifications as necessary.  The Company’s intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective as of the end of the quarter ended June 30, 2003 to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company’s Internal Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2003, there have been no significant changes in the Company’s internal control over financial reporting that has materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Circuit Court of Alaska, against EFJohnson.  ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC.  ASRC purchased, and resold to the State of Alaska, approximately $500 of products from EFJohnson since 1999.  ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the racketeer influenced and corrupt organizations act.  The complaint anticipated that the State of Alaska would formally prosecute its administrative claim against ASRC for damages associated with EFJohnson manufactured radios.  At this time, the State of Alaska has not formally prosecuted its administrative claim against ASRC.  The State of Alaska has stated that it has damages in excess of $800.

In May 2003, ASRC and EFJohnson tentatively agreed to dismiss ASRC’s complaint against the Company. Under the tentative agreement, EFJohnson shall defend ASRC, at EFJohnson’s expense, against any State’s claim alleging non-performance of the EFJohnson radios.  In addition, the parties would resolve any issue or dispute through mediation and bidding arbitration.  The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action.

ITEMS 2 – 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 29, 2003.  The directors elected at the meeting were Edward H. Bersoff and Winston J. Wade.  Mr. Bersoff received 15,499,118 votes for and 137,590 votes withheld.  Mr. Wade received 15,499,319 votes for and 137,389 votes withheld.  The other directors, whose terms of office continued after the meeting, were Michael E. Jalbert, Massoud Safavi, and Thomas R. Thomsen.  Additionally, in June 2003, the Company appointed Veronica A. Haggart to its Board of Directors.

ITEM 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits – The following exhibits are filed herewith:

Exhibit No.	Description

11.1	Computation of income (loss) per share

31.1	Chief Executive Officer's Certification of Report on Form 10-Q for Quarterly Period Ending June 30, 2003.

31.2	Chief Financial Officer's Certification of Report on Form 10-Q for Quarterly Period Ending June 30, 2003.

32	Written Certification of Chief Executive Officer and Chief Financial Officer, dated July 29, 2003, pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K:

The Company filed its earnings press release for the quarter ending March 31, 2003 as a report on Form 8-K, under Items 5, 7, and 9, on May 05, 2003.

The Company filed its Chairman’s speech to its shareholders at the Company’s annual shareholder meeting as a report on Form 8-K, under Items 5, 7, and 9 on May 29, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date:	July 29, 2003	By:	/s/ Massoud Safavi
Massoud Safavi
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)