Form 10-Q
period 2003-09-30
EFJ INC
filed 2003-11-10
CIK 1023516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 31, 2003, 17,577,315 shares of the Registrant’s Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(in thousands, except share data)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,308	$11,333
Accounts receivable, net of allowance for returns and doubtful accounts of $177 and $236, respectively	10,297	6,568
Receivables – other	146	252
Cost in excess of billings on uncompleted contracts	857	1,686
Inventories, net	13,449	11,671
Deferred income taxes	1,000	1,000
Prepaid expenses	845	487
Total current assets	28,902	32,997

Property, plant and equipment, net	2,705	2,601
Deferred income taxes	2,000	2,000
Intangible assets, net of accumulated amortization	6,755	6,760
Other assets	691	898
TOTAL ASSETS	$41,053	$45,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$—	$5,000
Current portion of long-term debt obligations	129	22
Accounts payable	5,452	4,007
Billings in excess of cost on uncompleted contracts	12	38
Deferred revenue – current	439	961
Accrued expenses	2,191	2,317
Total current liabilities	8,223	12,345

Long-term debt obligations, net of current portion	449	264
Deferred revenue, net of current portion	196	160
TOTAL LIABILITIES	8,868	12,769

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 25,000,000 voting shares authorized, 17,359,773 issued and outstanding as of September 30, 2003 and December 31, 2002; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	176
Additional paid-in capital	99,099	96,918
Accumulated deficit	(67,090)	(64,607)
TOTAL STOCKHOLDERS’ EQUITY	32,185	32,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,053	$45,256

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2003 and 2002

(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

Revenues	$13,089	$10,136	$32,803	$29,547
Cost of sales	7,853	5,800	18,974	16,646
Gross profit	5,236	4,336	13,829	12,901

Operating expenses:
Research and development	1,939	1,128	5,154	3,457
Sales and marketing	1,756	1,577	4,590	4,243
General and administrative, inclusive of non-cash Stock option repricing adjustment of $1,890 $(199), $2,186, and $162 (See Note 8)	3,327	1,194	6,523	4,642
Total operating expenses	7,022	3,899	16,267	12,342

Income (loss) from operations	(1,786)	437	(2,438)	559

Other income (expense)	35	44	62	183
Interest income	5	11	26	60
Interest expense	(41)	(1)	(133)	(18)
Income (loss) before income taxes	(1,787)	491	(2,483)	784

Income tax provision	—	—	—	—

Net income (loss)	$(1,787)	$491	$(2,483)	$784

Net income (loss) per share – Basic	$(0.10)	$0.03	$(0.14)	$0.04
Net income (loss) per share – Diluted	$(0.10)	$0.03	$(0.14)	$0.04

Weighted average common shares – Basic	17,577,315	17,577,315	17,577,315	17,577,315
Weighted average common shares – Diluted	17,577,315	17,837,605	17,577,315	17,976,991

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2003 and 2002

(Unaudited and in thousands, except share data)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(2,483)	$784
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	827	851
Non-cash compensation – intrinsic value of repriced options	2,186	162
Gain on sale of fixed assets	(58)	(75)
Changes in assets and liabilities:
Accounts receivable	(3,623)	1,097
Cost in excess of billings on uncompleted contracts	829	467
Inventories	(1,778)	(1,847)
Prepaid expenses	(318)	(713)
Accounts payable	1,445	(401)
Billings in excess of cost on uncompleted contracts	(26)	(147)
Deferred revenues	(480)	(417)
Accrued and other liabilities	(126)	47
Total adjustments	(1,122)	(976)
Net cash used in operating activities	(3,605)	(192)

Cash flows from investing activities:
Proceeds from sale of fixed assets	53	12
Purchase of property, plant and equipment	(553)	(709)
Other assets	167	(140)
Net cash used in investing activities	(333)	(837)

Cash flows from financing activities:
Payments on revolving line of credit, net	(5,000)	(5,120)
Principal payments on long-term debt	(82)	(22)
Other	(5)	—
Net cash used in financing activities	(5,087)	(5,142)

Net decrease in cash and cash equivalents	(9,025)	(6,171)

Cash and cash equivalents, beginning of period	11,333	11,582

Cash and cash equivalents, end of period	$2,308	$5,411

Summary of non-cash transactions:

In the nine months ending September 30, 2003 and 2002, the Company acquired $374 and $53 of fixed assets in exchange for long-term debt.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2003 and 2002

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. (“EFJ” or the “Company”) at December 31, 2002 has been derived from audited consolidated financial statements at that date.  The condensed consolidated financial statements, as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, are unaudited.  The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations and cash flows for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2003.  Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period’s presentation to conform to the current presentation.

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

3.  NET INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period.  The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options.  For the three and nine months ended September 30, 2003, the impact of outstanding stock options on diluted EPS was anti-dilutive as both the three and nine month periods ended September 30, 2003 had a net loss; as such the basic EPS is used for both basic and diluted EPS for the respective periods.  All outstanding stock options granted as of such dates which had exercise prices lower than the average market price of the common stock for the respective periods are considered common stock equivalents in the calculation of the diluted weighted average common shares.  The Company uses the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

If the Company had not incurred a net loss for the three and nine months ending September 30, 2003, the diluted weighted average common shares would have been 18,779,341 and 18,580,437, respectively.  As a result of the net loss conditions, the Company used weighted average outstanding common shares, or 17,577,315, for both the basic and diluted weighted average common shares for the periods ending September 30, 2003.

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

If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2003 and 2002, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income (loss) — as reported	$(1,787)	$491	$(2,483)	$784
General and administrative expenses for management stock option compensation	(115)	200	320	492
Pro forma net income (loss)	$(1,672)	$291	$(2,803)	$292

Net income (loss) per share, basic and diluted — as reported	$(0.10)	$0.03	$(0.14)	$0.04
Pro forma net income (loss) per share, basic and diluted	$(0.10)	$0.02	$(0.16)	$0.02

The weighted average fair value per option at date of grant during the nine months ended September 30, 2003 and 2002 was $1.47 and $.51, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted:

	Nine months ended September 30,
	2003	2002
Expected option life	10 years	10 years
Expected annual volatility	92%	193%
Risk-free interest rate	3.99%	2.93%
Dividend yield	0%	0%

5.  INVENTORIES

During the nine months ended September 30, 2003, the Company sold, disposed of, or otherwise wrote off, $1,600 of obsolete inventory that was substantially reserved, and on which disposition the Company lost approximately $335.

The following is a summary of inventory at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Raw materials and supplies	$6,809	$7,562
Work in progress	2,601	1,646
Finished goods	5,689	4,931
	15,099	14,139
Reserve for obsolescence	(1,650)	(2,468)
Total inventories, net	$13,449	$11,671

6.  INTANGIBLE ASSETS

As required by Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company does not amortize its goodwill, instead reviewing its goodwill for impairment, at least annually.  The Company performed fair value-based impairment tests, in accordance with SFAS 142, at December 31, 2002 and 2001, concluding that no impairment of goodwill had occurred as of these dates.  No events occurred during the three and nine months ended September 30, 2003 and 2002 that would indicate that an impairment of such assets had taken place.  As of January 1, 2002, certain of the Company’s intangible assets (customer base, acquired workforce, and tradename) were reclassed to goodwill, as per SFAS 141, Business Combinations, these assets were not deemed separable from goodwill for purposes of recognition.

Amortization expense, related to intangible assets, which are subject to amortization, was $5 and $109 for the nine months ended September 30, 2003 and 2002.  Amortization expense of intangible assets subject to amortization is anticipated to be $8 for 2003 and annually thereafter through 2012.  Intangible assets consist of the following:

	September 30, 2003		December 31, 2002
Goodwill		$6,690		$6,690
Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—
Patents	113		113
Less: accumulated amortization	48	65	43	70
Total		$6,755		$6,760

7.  REVOLVING LINE OF CREDIT

In November 2002, the Company entered into a $10.0 million secured line of credit agreement with Bank of America.  The line of credit bears interest at a rate of LIBOR plus 200 basis points, the effective rate at September 30, 2003, which rate may be increased to LIBOR plus 275 basis points dependent upon certain debt ratios.  The line of credit is collateralized by substantially all the Company’s assets.  Borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables.  The agreement, which expires September 30, 2004, includes certain covenants, including financial covenants, with which the Company was in compliance, or for which waivers had been obtained, as of September 30, 2003 and December 31, 2002.  At September 30, 2003 and December 31, 2002, the Company had $0 and $5,000, respectively, outstanding on its line of credit.  The total available credit under the line of credit was $9.3 million as of September 30, 2003.

8.  REPRICED STOCK OPTIONS

In 2000 and 2001, the Company effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of the Company’s common stock (the “repricing”).  The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing.  The Company had previously accounted for these option grants as fixed plan awards.  As of September 30, 2003 and 2002, respectively, approximately 867,000 and 902,000 of these repriced options, in various stages of vesting, were outstanding.  At September 30, 2003 and 2002, respectively, the market value of the Company’s common stock was $3.90 and $0.85 per share; this compared to market values of $1.25 and $0.52 per share at December 31, 2002 and 2001.  Non-cash compensation charges, therefore, resulted to the extent that the market value exceeded the repriced exercise price of $0.656 per share.  In the three and nine months ended September 30, 2003, the amounts of compensation expense relating to these repriced options were $1,890 and $2,186, respectively.  In the three and nine months ended September 30, 2002, the related amounts of compensation expense (benefit) were $(199) and $162, respectively.  These amounts are included in general and administrative expenses.

9.  COMMITMENTS AND CONTINGENCIES

On or about February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Circuit Court of Alaska, against EFJohnson.  ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC.  ASRC purchased, and resold to the State of Alaska, approximately $500 of products from EFJohnson since 1999.  ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act.  The complaint anticipated that the State of Alaska would formally prosecute its administrative claim against ASRC for damages associated with EFJohnson manufactured radios.  At this time, the State of Alaska has not formally prosecuted its administrative claim against ASRC.  The State of Alaska has stated that it has damages in excess of $800.  In August 2003, ASRC and EFJohnson dismissed ASRC’s complaint against the Company. Under an agreement, EFJohnson shall defend ASRC, at EFJohnson’s expense, against any State’s claim alleging non-performance of the EFJohnson radios.  In addition, the parties will resolve any issue or dispute through mediation and binding arbitration.  The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action.

The Company is involved in certain other legal proceedings incidental to the normal conduct of its business.  The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company’s business, financial condition, results of operations, or cash flows.

In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts.  The letters of credit, which expire on various dates in 2003, have a total undrawn balance of $736 at September 30, 2003.  Bonds, which expire on various dates, totaled $7,840 on September 30, 2003.  As of that date, no bonds have been drawn upon.

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

The Company evaluates segment results based on gross margin and income from operations.  Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources.  The following table is a summary of the unaudited operating results for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2003	2002	2003	2002
Revenues:
Wireless Communication	$11,992	$8,489	$28,139	$24,706
Information Security	1,097	1,647	4,664	4,841
	$13,089	$10,136	$32,803	$29,547
Gross Profit:
Wireless Communication	$4,448	$3,101	$10,428	$9,523
Information Security	788	1,235	3,401	3,378
	$5,236	$4,336	$13,829	$12,901
Operating Profit (Loss):
Wireless Communication	$(1,317)	$(93)	$(2,891)	$(327)
Information Security	(469)	530	453	886
Income (Loss) from Operations	(1,786)	437	(2,438)	559

Other Income (Expense), net	(1)	54	(45)	225

Income (Loss) before Taxes	$(1,787)	$491	$(2,483)	$784

Depreciation & Amortization:
Wireless Communication	$252	$217	$730	$719
Information Security	34	39	97	132
	$286	$256	$827	$851

Assets:
Wireless Communication	$33,102
Information Security	5,500
Corporate	2,451
	$41,053

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents certain Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.0%	57.2%	57.8%	56.3%
Gross profit	40.0%	42.8%	42.2%	43.7%
Operating expenses:
Research and development	14.8%	11.1%	15.7%	11.7%
Sales and marketing	13.4%	15.6%	14.0%	14.4%
General and administrative	25.4%	11.8%	19.9%	15.7%
Total operating expenses	53.6%	38.5%	49.6%	41.8%
Income (loss) from operations	(13.6)%	4.3%	(7.4)%	1.9%
Interest income (expense) - net	(0.3)%	0.1%	(0.3)%	0.1%
Other income (expense)	0.3%	0.4%	0.2%	0.7%
Income (loss) before income taxes	(13.6)%	4.8%	(7.5)%	2.7%
Provision for income taxes	—	—	—	—
Net income (loss)	(13.6)%	4.8%	(7.5)%	2.7%

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

Revenues

Revenues increased 29% to $13.1 million in the third quarter of 2003, as compared to $10.1 million during the same period in 2002.  Of total revenues in the third quarter of 2003, the wireless communication segment comprised $12.0 million, which represents an increase of 41% as compared to revenues of $8.5 million during the same period in 2002.  Information security segment revenues of $1.1 million in the third quarter of 2003 represent a 33% decrease as compared to revenues of $1.6 million during the same period in 2002.

Revenues increased by 11%, to $32.8 million during the nine months ended September 30, 2003, as compared to $29.5 million during the same period in 2002.  Of total revenues in the nine months ended September 30, 2003, the wireless communication segment comprised $28.1 million compared to $24.7 million during the same period in 2002, a 14% increase.  Information security segment revenues of $4.7 million during the nine months ended September 30, 2003 represent a 4% decrease as compared to revenues of $4.8 million during the same period in 2002.

Although 2003 year-to-date revenues at EFJohnson are only up 14% through the first three quarters, as compared to the prior year, the Company expects EFJohnson’s revenues for 2003 to be 34% to 38% higher than its 2002 revenues.  The anticipated fourth quarter revenues are subject to certain risks, most substantially the risk that all necessary manufacturing components will be procured in a manner to permit timely production and the technological risk related to the successful completion of certain of the Company’s research and development projects.

EFJohnson’s revenues for the first nine months of 2003 reflect the Company’s market strategy to emphasize federal, state and local governmental customers.  The increased sales through the third quarter, and the anticipated increase through the fourth quarter, predominantly relates to federal sales.  As of September 30, 2003, the Company’s backlog, comprised substantially of EFJohnson orders, was $32.1 million, of which $27.4 million related to federal sales.  Most of the backlog orders, approximately $30.4 million, are expected to be delivered in the fourth quarter of 2003 and the first quarter of 2004.  Historically, only a small percentage of backlog is cancelled and, thereby, not delivered.  Nonetheless, if, for some unforeseen reason, a significant percentage of the current backlog is cancelled, it would adversely affect our anticipated fourth quarter revenues.

The slight decrease in revenues of the information security segment during the nine months ended September 30, 2003, as compared to the prior year, was primarily the result of timing issues associated with finalizing certain sales agreements.  Such delayed sales are expected to be realized in the fourth quarter; as such, the Company believes that revenues for its information security segment for the year ended December 31, 2003 will approximate the segment’s revenues in 2002.  Accordingly, the Company anticipates that Transcrypt’s fourth quarter revenues in 2003 will approximate its fourth quarter revenues in 2002.

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

International sales relate substantially to Transcrypt, as EFJohnson’s international sales were only $1.7 million and $1.0 million for the nine month periods ending September 30, 2003 and 2002, respectively.  The Company anticipates that its international sales will remain at a similar level throughout 2003.

The Company’s sales, as per its defined customer markets, are shown below for the three and nine months ended September 30, 2003 and 2002:

	For the three months ended September 30,				For the nine months ended September 30,
	2003		2002		2003		2002
Revenues (in thousands):	Sales	%	Sales	%	Sales	%	Sales	%
Domestic public safety / public service	$11,170	86%	$7,671	76%	$26,078	80%	$21,420	73%
Domestic commercial	541	4	1,112	11	1,640	4	3.889	13
International	1,378	10	1,353	13	5,085	16	4,238	14
	$13,089		$10,136		$32,803		$29,547

Gross Profit

Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company’s products, as well as shipping, royalty and warranty product costs.

Consolidated gross profit was $5.2 million (40% gross margin) for the third quarter of 2003, as compared to $4.3 million (43% gross margin) for the same period in 2002.  Gross margin for the wireless communication segment was 37% in the third quarter of 2003 versus 37% for the same period in 2002.  Gross margin for the information security segment was 72% in the third quarter of 2003 versus 75% for the same period in 2002.

Consolidated gross profit was $13.8 million (42% gross margin) for the nine months ended September 30, 2003, as compared to $12.9 million (44% gross margin) for the same period in 2002.  Gross margin for the wireless communication segment was 37% for the nine months period ended September 30, 2003 versus 39% for the same period in 2002.  Gross margin for the information security segment was 73% during the nine months ended September 30, 2003 as compared to 70% for the same period in 2002.

The Company’s consolidated gross margin percentage was down in the third quarter of 2003 as compared to the same period in 2002; this resulted from the lower margin wireless communication revenues being a larger part of the consolidated mix in 2003 than in the prior year.  This trend of increasing wireless communication revenues, coupled with relatively flat information security revenues, will continue to cause downward pressure on the Company’s consolidated gross margin percentage.  EFJohnson’s gross margin percentage for 2003 is expected to be 38% to 39%, a slight increase as compared to the 37% margin realized during 2002.  Transcrypt’s gross margin percentage for 2003 is expected to be 71% to 73%, a slight increase as compared to the 70% margin realized during 2002.  Gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues recognized in the respective periods.  Nonetheless, due to the aforementioned change in revenue mix among the segments, the Company expects its consolidated gross margin percentage to be 42% to 43% for 2003, a slight decrease from 2002.

Research and Development

Research and development expenses consist primarily of the costs associated with research and development personnel, third-party technology development, materials, and the depreciation of equipment and facilities.

Research and development expenses increased to $1.9 million in the third quarter of 2003 (15% of revenues) from $1.1 million in the third quarter of 2002 (11% of revenues).  Further, research and development expenses increased to $5.2 million during the nine months ended September 30, 2003 (16% of revenues), as compared to $3.5 million in the same period in 2002 (12% of revenues).  The increase related primarily to Project 25 LMR infrastructure development at EFJohnson.  Current research and development efforts are concentrated primarily on design, development, enhancement, and addition to the Company’s Project 25 digital LMR infrastructure products, as well as to its line of digital radios.

The Company’s research and development costs will continue to increase in the fourth quarter of 2003.  Total research and development expenses for 2003 are anticipated to be approximately 60% higher than the research and development expenses incurred during 2002.  Further, the Company will be establishing a Dallas-based engineering facility to augment the Company’s current research and development efforts; however, this start-up is not expected to have any material impact on expenses in the fourth quarter of 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, and trade show participation.

Sales and marketing expenses incurred year-to-date in 2003 have been substantially similar to amounts incurred in 2002, in terms of a percentage of revenues.  Sales and marketing expenses increased slightly to $1.8 million in the third quarter of 2003 (13% of revenues) from $1.6 million in the third quarter of 2002 (16% of revenues).  Further, sales and marketing expenses increased to $4.6 million for the nine months ended September 30, 2003 (14% of revenues), as compared to $4.2 million for the same period in 2002 (14% of revenues).

The Company anticipates that its sales and marketing expenses for 2003 will be incurred at a rate of approximately 13% of revenues in the fourth quarter of 2003.  This decrease from the 14% to 15% rate incurred during 2002 and the first nine months of 2003 results from the substantially higher revenues anticipated in the fourth quarter of 2003, and the economy of scales achieved at these higher revenue levels, as illustrated by the reduced percentage of 13% experienced in the third quarter of 2003.

General and Administrative

General and administrative expenses consist primarily of salaries and other expenses associated with the Company’s management, finance, accounting, and administration.

General and administrative expenses of $3.3 million in the third quarter of 2003 (25% of revenues) were substantially higher than the $1.2 million amount incurred for the same period in 2002 (12% of revenues).  General and administrative expenses for the nine months ended September 30, 2003 were $6.5 million (20% of revenues); this represented a substantial increase from the $4.6 million incurred during the same period in 2002 (16% of revenues).  The differences in both the three and nine months ended September 30, 2003, as compared to the same periods in 2002, relate primarily to the difference in the non-cash compensation expense (benefit) relating to the repricing of its stock options during the respective periods.  As described in Note 8 of the Notes to Condensed Consolidated Financial Statements (“Notes”), the Company incurred non-cash compensation expense (benefit) of $1,890,000 and $(199,000) for the three months ended September 30, 2003 and 2002, respectively, and the Company incurred non-cash compensation expense amounts of $2,186,000 and $162,000 for the nine months ended September 30, 2003 and 2002, respectively.  The compensation expense relating to these repriced options varies according to the market value of the Company’s common stock; presently, each increase of $0.01 per share in the Company’s stock price, over the closing market on September 30, 2003, of $3.90 per share, will cause the Company to incur approximately $8,300 in future compensation expense.

Excluding the effect of the aforementioned non-cash compensation expense, the Company’s total general and administrative expenses were $4.3 million and $4.5 million, respectively, for the nine-month periods ended September 30, 2003 and 2002.  The Company anticipates future general and administrative expenses for 2003, excluding non-cash compensation relating to the repriced options, to be similar to the level experienced during the first three quarters of 2003 and 2002.

Other Income, net

Net other income / (expense) for the nine months ended September 30, 2003 was minimal, $62,000.  Net other income / (expense), of $183,000, for the nine months ended September 30, 2002 related substantially to insurance proceeds received in relation to a claim for stolen property.  The Company would expect other income / (expense) in the future to remain at an insignificant level.

Interest Income / Interest Expense

Interest income consists of interest income earned on cash and invested funds.  Interest expense consists of interest amounts payable on the Company’s loans and bank line of credit.  Interest income and interest expense were $26,000 and $133,000, respectively, for the nine months ended September 30, 2003, as compared to $60,000 and $18,000 in the same period in 2002.  The Company expects interest income for the remainder of the fiscal year to remain similar to the level experienced in the first three quarters of 2003.  The Company’s interest expense in 2003, which includes monthly amortization of approximately $10,000 in line of credit fees, is also expected to remain similar to the level experienced in the first three quarters of 2003.  However, interest income and expense will vary according to the Company’s use of cash, interest rates, debt balances, and operating results over the remainder of 2003.

Provision / Benefit for Income Taxes

The Company did not record a tax provision or benefit in any of the first three quarters of 2003 or 2002.  As of December 31, 2002, the Company had $24.8 million in deferred tax assets primarily comprised of net operating loss carryforwards; this asset was reduced by a valuation allowance of $21.8 million.  This reserve is based upon management’s expectation as to the extent its tax assets will actually be realized, such expectation based upon management’s estimates of future operating results and other factors.  Accordingly, depending upon such future estimates, all or some portion of the reserved deferred tax asset may be restored or, conversely, it may be necessary to write off all or part of the $3.0 million deferred tax asset recorded on the balance sheet at December 31, 2003.

The factors determining the estimation of the realizability of the Company’s net operating carryforwards are subject to substantial variability.  However, to the extent the Company achieves its anticipated results of operations in the fourth quarter of 2003, and assuming that the Company’s future operations are expected to continue in a manner consistent with the results achieved in 2001 through 2003, the Company’s deferred tax asset would be increased at December 31, 2003.  The Company would presently anticipate the income tax benefit resulting from this increase to range from $3.0 million to $6.0 million for the year ended December 31, 2003.

Net Income (Loss)

The Company had a net loss of $2.5 million during the nine months ended September 30, 2003, as compared to a net income of $0.8 million during the same period in 2002.  Operating results for either period do not include any tax provision or benefit.  However, in both the nine months ending September 30, 2003 and 2002, the Company’s operating results were adversely affected by non-cash compensation resulting from variable accounting treatment required for certain of the Company’s stock options repriced in the fourth quarter of 2000 and the first quarter of 2001.  The amounts of such non-cash compensation expense, included in general and administrative expenses, were $2,186,000 and $162,000 for the nine months ending September 30, 2003 and 2002, respectively.    Excluding the effects of this non-cash compensation expense (benefit), which the Company does not believe to be a reliable indicator of the Company’s overall performance, the Company’s results of operations were a net loss of $(0.3) million and a net income of $0.9 million for the nine months ended September 30, 2003 and 2002, respectively.

The Company expects that its net operating results during the fourth quarter of 2003 will produce net income to the extent to permit net income for fiscal 2003, prior to the effect of the aforementioned non-cash compensation expense and income tax benefit, to be between $0.13 and $0.16 per share.  The Company does not attempt to predict the amount of its non-cash compensation expense during the fourth quarter as this expense amount is primarily determined by the Company’s stock price at December 31, 2003.

Liquidity and Capital Resources

Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, and stock offerings completed on January 22, 1997 and October 15, 1997.  However, the Company’s operations provided positive cash for fiscal years 2001 and 2002.  As a result of expected higher sales in the fourth quarter of 2003 and the first quarter of 2004, as evidenced by the Company’s current backlog, the Company anticipates that receivable and inventory balances at December 31, 2003, as compared to the prior year, will increase to the point to where operations for the fiscal year 2003 will not provide positive cash despite the fact that the Company’s net income is expected to be greater in 2003 than the net incomes realized in either 2002 or 2001.

The Company’s operating activities used cash of $3.6 million and $0.2 million in the nine months ended

September 30, 2003 and 2002, respectively.  In 2003, the net loss is relatively offset by the non-cash compensation expense for the nine-month period; as such, the cash used in operations substantially came from changes in working capital.  These 2003 changes in working capital primarily relate to a $3.6 million increase in accounts receivable, as a result of substantial sales coming toward the end of the quarter, and increases in inventory ($1.8 million) and accounts payable ($1.4 million), resulting from increased inventory purchases in advance of anticipated fourth quarter sales.  The Company expects minimal net cash to be provided by operations in the fourth quarter of 2003, despite the anticipated earnings, as both receivables and inventory are expected to further increase.

Cash used by investing activities was $0.3 million for the nine months ended September 30, 2003; this compared to cash used by investing activities of $0.8 million for the same period in 2002.  The difference, between 2003 and 2002, related primarily to cash flows used in the purchase of property.  However, total capital expenditures were actually higher in 2003 as $0.4 million of such expenditures were acquired through the exchange of debt and are, thus, excluded from the Statement of Cash Flows.

Cash used by financing activities of $5.1 million in the nine months ended September 30, 2003 primarily related to paying off the December 31, 2002 line of credit balance of $5.0 million.  Similarly, in the nine months ended September 30, 2002, financing activities used net cash of $5.1 million primarily related to the pay off and termination of the Company’s previous line of credit in February 2002.

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

As of September 30, 2003, the Company had no outstanding balance on its revolving line of credit with Bank of America, described in Note 7 of the Notes herein.  At such date, the Company had unrestricted cash of $2.3 million, and the Company had $9.3 million of available credit under this line of credit, after deducting outstanding letters of credit of $0.7 million.  This current line of credit replaced the Company’s previous line of credit with U.S. Bank, which the Company elected to pay off and terminate in February 2002.  Management believed that the prior facility with U.S. Bank, as structured, did not provide the operational flexibility the Company required; conversely, the Company believes its present line of credit provides such flexibility.

The Company’s backlog of unfilled orders at September 30, 2003 was $32.1 million, compared to a backlog of $8.0 million at December 31, 2002.  The Company does not believe that its backlog figures are necessarily indicative of sales of products in future periods due to the unpredictable timing of major domestic governmental orders and the resulting order variations from period to period.

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

Inventory

Inventory is recorded at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.  The Company periodically assesses its inventory for potential obsolescence and lower-of-cost-or-market issues.  The Company makes estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventory based on backlog, product pricing, the ability to liquidate or sell older inventory, and the impact of introducing new products.  Charges associated with providing for inventory obsolescence, or revisions to related reserves, have historically correlated with selling activity and have had a consistent impact on the Company’s gross margins over the last three fiscal years.

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

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require pro-forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 were effective for the Company beginning with its year ended December 31, 2002.  The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002.  This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities.  FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  This pronouncement is currently not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have an impact on the Company’s financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”) as of the quarter ended September 30, 2003.  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  The effectiveness of the Company’s Disclosure Controls, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarterly Period Ending September 30, 2003 and the Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarterly Period Ending September 30, 2003 (together, “Certifications”).

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

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective as of the end of the quarter ended September 30, 2003 to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company’s Internal Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2003, there have been no significant changes in the Company’s internal control over financial reporting that has materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1 – 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits – The following exhibits are filed herewith:

Exhibit No.	Description

11.1	Computation of income (loss) per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for Quarterly Period Ending September 30, 2003

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for Quarterly Period Ending September 30, 2003

32	Written Certification of Chief Executive Officer and Chief Financial Officer, dated October 24, 2003, pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K:

The Company filed its earnings press release for the quarter ending June 30, 2003 as a report on Form 8-K, under Items 5, 7, and 9, on July 29, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date:	November 06, 2003	By:	/s/ Massoud Safavi

Massoud Safavi
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)