Form 10-K
period 2003-12-31
EFJ INC
filed 2004-02-26
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on February 19, 2004, as reported in the NASDAQ National Market, was approximately $117,000,000. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares outstanding of the Registrant's Common Stock, as of February 19, 2004: 17,577,515.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2003 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

        Unless the context otherwise provides, all references in this Annual Report on Form 10-K to the "Company" or "EFJ" include EFJ, Inc., its predecessor entities, and its subsidiaries, including E.F. Johnson Company and Transcrypt International, Inc., on a combined basis. All references to "EFJohnson" refer to E.F. Johnson Company, and all references to "Transcrypt" refer to Transcrypt International, Inc.

        In addition to the historical information contained herein, certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties and relate, without limitation, to the following:

  •
  the results of the Company's product development efforts;

  •
  future sales levels and customer confidence;

  •
  the Company's future financial condition, liquidity and general business prospects;

  •
  perceived opportunities in the marketplace for the Company's products;

  •
  successful market launch of products currently under development;

  •
  continued domestic government acceptance of Project 25 as interoperability standard; and

  •
  the Company's other business plans for the future.

        The actual outcomes of the above referenced matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. For a discussion regarding such differences, see "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price" below.

General

        The Company is a manufacturer of wireless communications systems (including infrastructure, subscriber products, and service) and information security products. The Company primarily sells its products to: (1) domestic public safety/public service and other government users; (2) domestic commercial users; and (3) international customers.

        Through its wholly-owned subsidiary, EFJohnson, which celebrated its 80th anniversary in 2003, the Company designs, develops, manufactures, and markets:

  •
  mobile and portable land mobile radios ("LMR");

  •
  stationary LMR transmitters/receivers (base stations or repeaters); and

  •
  LMR systems (voting equipment, gateways, and all associated control platforms).

        Through its wholly-owned subsidiary, Transcrypt, which celebrated its 25th anniversary in 2003, the Company designs, manufactures, and markets information security products which prevent unauthorized access to sensitive voice communications. To a lesser degree, Transcrypt also designs, manufactures, and markets LMR interoperability products (audio cross-connect accessories) and LMR signaling accessory products. The information security products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR markets as an add-on security device for analog radios.

        At the Company's June 13, 2002 Annual Meeting of Stockholders, the Stockholders approved an amendment of the Company's Certificate of Incorporation to change the corporate name to EFJ, Inc. On December 6, 2002, EFJ established a new wholly-owned subsidiary, named Transcrypt International, Inc. As of January 1, 2003, EFJ transferred all assets associated with its Transcrypt Secure Technologies division to the new Delaware subsidiary. The Transcrypt Secure Technologies division was solely related to the Company's information security product line.

        The Company's principal business offices are located at 4800 NW 1st Street, Lincoln, Nebraska 68521; its telephone number is (402) 474-4800; and its website is www.efji.com.

Industry

Wireless Communications

        The mobile wireless communications industry began in the mid-1930s when police departments began using LMR systems to enable immediate communication between headquarters and patrolling officers. LMRs consist of hand-held and mobile (vehicle mounted) two-way radios. A typical LMR system consists of one or more base control stations networked with each other and with hand-held and/or mobile radios. Originally designed to transmit information in the analog format, there has been a relatively recent migration of LMR systems, from this historically analog format, to the digital format. Additionally, LMR service expanded beyond its traditional police and fire applications to become an integral means of communications for a variety of government and commercial entities. By the late 1980s, accelerating use of wireless communications devices, such as LMRs and cellular telephones, resulted in increased demand for limited radio spectrum. In response to this demand, and enabled by the low-cost availability of digital signal processors ("DSP's"), electronics manufacturers developed spectrally efficient (i.e., low-bandwidth) digital communications devices. In digital communications, an analog signal is "digitized," or converted into a series of discrete information "bits" in the form of ones and zeroes prior to transmission.

        Conventional and trunked are two general types of LMR systems. Both types of systems operate on the specific frequency bands that the Federal Communications Commission ("FCC") has allocated for such types of systems. Conventional LMR systems use a single channel to transmit and receive information. All users have unrestricted access, and the user must monitor the system and wait until the channel is unoccupied. Trunked systems, including "LTR®", LTR-Net®, Multi-Net®, and Project 25 products, combine multiple channels so that an unoccupied channel is automatically selected when a user begins transmitting. Conventional LMR systems are relatively inefficient compared to trunked systems.

        Technological developments in the 1970s by EFJohnson and others have enabled LMR systems to be "networked," permitting multiple sites to be linked together through a switch to provide extended geographical coverage. In addition, many trunked subscriber units are capable of functioning as mobile telephones through interconnections to the public switched telephone network. More recent technology provides for the interconnection between sites to be accomplished over digital packet based networks using Internet type protocols in a technique called Voice over Internet Protocol (VoIP). The Company's proprietary "switch-less" system implementation has been trademarked as Netelligent®.

        Many federal, state and local agencies operate LMR equipment which complies with specifications established by the Association of Public Safety Communications Officials International, Inc. ("APCO"). The APCO 16 standard, established in 1979, includes recommendations for 800 MHz transmissions, analog voice modulations, and trunking functions for using the frequency spectrum. However, the APCO 16 recommendations permitted development of proprietary systems. As a result, three proprietary APCO 16 technologies evolved: Motorola's SmartNet®; General Electric's EDACS®; and EFJohnson's Multi-Net®. These proprietary systems effectively eliminated competition once the initial technology decision was made, thereby, severely hampering interoperability and market choice.

Consequently, APCO began efforts on a more comprehensive standard which would stress the importance of interoperability.

        In 1995, APCO promulgated a new recommended standard known as Project 25. Project 25 specifies features and signaling for narrow band digital voice and data with conventional and trunking modes of operation. The Telecommunications Industry Association ("TIA") participated in the development of this suite of standards, following an industry-sanctioned and American National Standards Institute ("ANSI") accredited process. With TIA's assistance, Project 25 was structured to specify details of fundamental LMR communications to allow multi-source procurement and interoperability for the life of Project 25 systems. The Company has provided significant support to both APCO and TIA, to include serving and chairing many of the committees, subcommittees, and working groups formulating the standards.

        The Project 25 standard has been adopted by the National Telecommunications and Information Administration ("NTIA"), which controls LMR specifications for the federal government and which specified a conversion to narrow band by the year 2005 for the 162-174 MHz bands, and by 2008 for all other bands. Several of the U.S. government agencies (including the Departments of Defense, Interior, Justice, and Treasury) have specified a Project 25 requirement for procurements of new LMR Equipment. Although state and local public safety agencies are not currently required by the FCC or APCO to purchase Project 25 compliant LMR systems or otherwise adopt the Project 25 standard, Project 25 compatibility is becoming one of the key purchasing factors for state and local public safety/public service LMR users. Furthermore, as state and local LMR users upgrade their existing APCO 16 systems to comply with FCC-imposed bandwidth limitations, demand for Project 25 compliant LMR systems is expected to increase. This is due in part to the fact that Project 25 systems can potentially be configured for compatibility with older APCO 16 mobile and portable radios, allowing adopters of the Project 25 standard to purchase new system equipment without replacing all of their subscriber radios.

        Unlike government LMR users, commercial LMR users have only expressed marginal interest in interoperability or compliance with APCO standards. Commercial users, such as utility, transportation, construction and energy companies, require rapid communications among personnel spread out over relatively large geographic areas. Such larger commercial entities may desire Project 25 systems; to that extent, the Company would intend to serve such LMR needs with the digital products presently marketed to domestic public safety/public service customers. Otherwise, due to the increased competition for domestic commercial users and the increased availability of relatively inexpensive analog radios and repeaters, the Company has substantially exited this market segment.

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

        By the late 1970s, the availability, quality and cost of LMR information security devices had improved so that the use of these devices became economically and functionally feasible for non-military government users (such as law enforcement, fire, emergency medical, and other public safety personnel) and large commercial users (such as transportation, construction, and oil companies). The use of scrambling and encryption equipment, such as one of the Company's modules, is required on both the transmitting and receiving sides of communications in order to operate in secure mode. However, most LMR encryption products, including all of Transcrypt's products, can be used in the clear, non-scrambled mode to communicate with equipment that does not contain a security device.

        Analog transmissions typically consist of a voice or other signal modulated directly onto a continuous radio "carrier" wave. An analog transmission can be made secure by "scrambling," or manipulating the original signal at the point of transmission, and reconstituting the original signal at the receiving end. Digital transmissions can be made secure by a process known as "encryption," which involves the use of a mathematical algorithm to rearrange the bit-stream prior to transmission and a decoding algorithm to reconstitute the transmitted information back into its original form at the receiving end. The core technologies currently available, and used by companies such as Transcrypt, include the following methods, which are listed in increasing order of sophistication of security technique:

  •
  frequency inversion (inverting or otherwise adjusting the spectrum of a signal based on a consistent method);

  •
  rolling code transmission (incrementally stepping codes used to modify a signal);

  •
  hopping code transmission (changing frequencies multiple times per second based upon an algorithm);

  •
  digital encryption (encoding a digital bit-stream based upon a mathematical encryption algorithm).

        Manufacturers of information security products, such as the Company, typically charge higher prices for devices featuring more advanced levels of security. Therefore, the types of end-users at each level of security tend to vary based upon the importance of the information that the end-user wants to secure. Typical users of the most basic form of scrambler, the frequency inversion scrambler, include taxi dispatchers, other types of consumer businesses, and transportation companies. High-level scrambling and encryption devices are used primarily by public safety agencies, government personnel, and international customers.

Markets and Products

        Purchasers of the Company's wireless communications and information security products include: (1) domestic public safety/public service and other government users; (2) domestic commercial users; and (3) international customers. Significant customers accounting for more than 10% of the Company's revenues, as a combination of both wireless communications and information security products, included: U.S. Department of Defense, which represented approximately 42% of sales in 2003; State of South Dakota, which represented approximately 12% of sales in both 2002 and 2001; and Chester County of Pennsylvania, which represented approximately 14% of sales in 2001. Additionally, the Company's sales to various departments of the U.S. government, including the Department of Defense, have steadily increased, to 60% of total revenues in 2003, from 20% in 2002 and 10% in 2001.

        The Company's basic marketing strategy is founded on the premise that "quality, value, and service equals choice for the customer" (or "QVS=C"). The strategy is to increase market awareness and to convey the Company's technical capabilities, support, and overall value of its products so that the customer understands the Company represents a viable choice in fulfilling LMR requirements. To this end, the Company's marketing staff conducts promotions through a mix of print advertising, trade shows, Internet, direct mail campaigns, press releases, presentation materials, and distribution of demonstration and loaner equipment. The goal is to make the market aware that the Company is an LMR communications solution provider that offers quality choice in the marketplace.

        The Company sells its products domestically through a direct sales force of account executives and sales managers, dealers, and manufacturer representatives. The Company provides support to its LMR dealers, who re-sell the Company's product to end-users. This support includes cooperative advertising programs, advertising materials, sales and service training, and technical support. The Company's international sales are primarily made through a specialized international direct sales force in conjunction with Company-authorized dealers/distributors, which typically provide a local contact and arrange for technical training in foreign countries. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—Business, political, regulatory, or economic changes in foreign countries in which the Company markets its products or services could adversely affect the Company's revenues."

        Much of the Company's business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose the Company to inappropriate risk, the Company may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the United States Government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. Although the Company operates under the risk that such terminations may occur and have a material impact on operations, it is the Company's experience that such terminations are rare and, generally, do not materially affect operations. As with other government contractors, the Company's business is subject to government client funding decisions and actions that are beyond its control. The Company's contracts are composed of a wide range of contract types, including firm fixed-priced, time-and-materials, indefinite-delivery/indefinite-quantity ("IDIQ") and government wide acquisition contracts (known as "GWACS") such as General Services Administration ("GSA") schedule contracts.

        GSA Schedule contracts are listings of services, products and prices of contractors maintained by the GSA for use throughout the federal government. In order for a company to provide services under a GSA Schedule contract, the Company must be pre-qualified and selected by the GSA. When an agency uses a GSA Schedule contract to meet its requirement, the agency or the GSA, on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency's services requirements and initiates a competition limited to GSA Schedule qualified contractors. Use of GSA Schedule contracts provides the user agency with reduced procurement time and lower procurement costs.

Wireless Communications

        EFJohnson's products consist of radios (or "subscriber units"), LMR systems (to include infrastructure equipment, system design, and installation of infrastructure equipment), and service (technical support, maintenance contracts, service parts, and training). Most of these products are sold under the "EFJohnson" brand name.

        In November 2000, the Company made the decision to focus on the domestic public safety/public service sector, de-emphasizing the commercial market and eliminating many of its commercial product offerings. Subsequently, EFJohnson has also de-emphasized its international market, as that market has predominantly been comprised of analog products that the Company is exiting. As such, EFJohnson's sales to domestic commercial and international entities have steadily declined over the last three years.

        EFJohnson's radio offerings include both analog (Multi-Net®, Motorola's SmartNet® and SmartZone®, LTR-Net®, LTR® and conventional) and digital (Project 25, Motorola's SmartNet® and SmartZone®, Multi-Net®, and conventional) radios. However, EFJohnson is terminating its line of analog radios; by the end of 2004, EFJohnson anticipates having only digital radio and system offerings. In 2003, digital radios made up 90% of all EFJohnson radio sales. EFJohnson's digital Project 25 radios, both hand-held portable and mobile radios, can contain voice scrambling and/or digital encryption technology, Over-the-Air-Re-keying ("OTAR"), and Project 25 trunking. To further increase its LMR offerings, EFJohnson has incorporated DES-OFB, DES-XL®, and AES encryption technology into its digital radio products. Additionally, the Company's digital Project 25 radios can be used on most Motorola APCO 16 systems using the SmartNet® protocol, which EFJohnson licensed from Motorola, and are being developed for use, as well, on the APCO 16 Multi-Net® protocol.

        EFJohnson's system sales prior to 2003 were predominantly Multi-Net® systems and, to a lesser extent, LTR-Net® systems. The Multi-Net® and LTR-Net® product line incorporates the EFJohnson trunking protocols and includes: (1) sub-audible signaling, which automatically selects a clear or unoccupied channel; (2) open architecture that is compatible with other analog products; and (3) transmission trunking which provides efficient use of the channels. However, in 2003, EFJohnson installed three Project 25 systems, and its Project 25 system sales exceeded its other systems sales. In 2004 and beyond, the Company expects its system sales to be primarily Project 25 systems. The present Project 25 system offerings are conventional only; however, EFJohnson is currently developing a Project 25 trunked system offering.

        The majority of system sales involves soliciting and responding to requests for proposals ("RFP's"). The RFP process for system sales has a relatively long cycle time, typically taking as much time as one year, and, depending on the size of the system, taking multiple years to complete installation of a project. LMR system end-users often require the supplier of the LMR system to supply a bond from an approved surety company at the time that the bid is submitted and the contract is awarded; however, sales to the federal government generally do not have such bonding requirements. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—The Company's inability to secure satisfactory bonding arrangements would adversely affect revenues."

        For the EFJohnson product line, the Company's customer service group provides after-sales service and support, including technical support through a toll-free telephone number, on-site technical personnel for repairs and applications issues, 24-hour turnaround for spare parts, extended maintenance coverage, and product training. Product training includes classes and seminars to provide the end-user assistance in the use, operation and application of LMR products and systems. Training is available at both the customer's site and the Company's Waseca, Minnesota facility. LMR products and systems are generally sold with a one-year warranty, which covers parts and labor in North America and parts internationally. Broader warranty and service coverage is provided in certain instances, on a contractual basis, usually for an additional charge.

Domestic public safety/public service

        The Company's primary market focus is in the areas of Project 25 compliant systems and interoperability. The Company's Netelligent® Project 25 compliant digital radios are compatible and interoperable with older analog radio systems, as well as with Motorola's proprietary analog APCO 16 trunking technology (SmartNet® and SmartZone®) and proprietary digital encryption algorithms (DES-XL®). The Company believes that such backward compatibility with most of Motorola's APCO 16 trunking technology will provide early adopters of the Project 25 standard, such as the federal, state and local government agencies, the ability to purchase new equipment without replacing entire older systems. In 2002, EFJohnson introduced Project 25 system infrastructure, beginning with the Model 2600 Repeater, and, in 2003, EFJohnson installed its first Project 25 system.

        The Company believes it has positioned itself to participate in this Project 25 marketplace, particularly as a result of its established presence as a vendor to the Departments of Interior, Justice, Treasury, and Defense. EFJohnson's market emphasis continues to be on the federal market; however, EFJohnson also markets its Project 25 capabilities to the state and local government units seeking interoperability, and the Company believes these opportunities will increase in 2004 and beyond.

Commercial Users

        Competition for domestic commercial users reached the point where price reductions in the market had put such unacceptable pressure on margins that, in late 2000, the Company altered its market focus to concentrate on non-commercial markets. Nearly two-thirds of EFJohnson's LMR sales to commercial entities over the last three years relate to a branded radio product produced for one certain entity in accordance with given specifications; the Company anticipates exiting this line in 2004. The remainder of the Company's commercial LMR sales primarily relates to its analog LMR product lines, which the Company is also exiting in 2004.

        Nonetheless, management believes that niche markets, such as large public utilities, will desire Project 25 interoperability. In these instances, the demand for LMR system and subscriber unit products will be similar to those that EFJohnson markets to its state, local and federal government customers. Given the opportunity, the Company intends to market to such commercial users.

International

        EFJohnson serves its international users primarily with its Multi-Net®, LTR-Net®, and LTR® analog product lines. The Company's international focus is generally on Latin American countries, notably Brazil, Argentina, Venezuela, and Chile. To date, there has been little international demand for the Company's digital products, and sales to international customers have become a smaller part of EFJohnson's overall sales as a result of the decision to focus its marketing and development resources on the domestic public safety/public service markets in general, and the digital Project 25 area in particular.

Information Security

        Transcrypt first entered the information security market in 1978 with simple, transistor-based add-on scrambling modules for use in analog LMRs using basic single-inversion scrambling techniques. Transcrypt marketed these products primarily to domestic public safety/public service agencies and international governments. Since that time, the Company has further developed and improved upon its core information security technologies, which have, at various times, been implemented into the Company's scrambler modules and other products within its major information security product families.

        The Company's customers use information security products in a variety of situations involving differing security needs. The Company offers a variety of add-on LMR scrambling products featuring its core technologies at varying levels of security. Add-on scramblers are available in two packages, which include: (1) a modular package consisting of a circuit board that is designed to be permanently soldered into existing circuitry; and (2) a plug-in package designed for installation using connectors with standard pin configurations which original equipment manufacturers ("OEM") may install. The Company also produces modules that add signaling features to radios, including "man-down" (emergency signal broadcast if radio position becomes horizontal), "stun-kill" (disables lost or stolen radios remotely), "ANI" (automatic number identification of radios) and OTAR (changes encryption and scrambling codes remotely). In December 1997, the Company introduced an LMR encryption module, for use as an add-on or in OEM equipment that is based upon the U.S. digital encryption standard known as "DES." This module uses the widely recognized DES algorithm for encoding transmissions. The Company also produces easy-to-use tactical interoperability products which allow cross-band radio communications and range extension using portable or mobile radios. Transcrypt's Tactical Interoperability Kit® ("TIK") product provides interoperability for radios with different frequencies and communication protocols, linking as many as three UHF, VHF, or 800 MHz radio systems using portable or mobile radios to establish rapid development for inter-agency communications.

        Transcrypt's analog products are compatible with a number of OEM manufacturers, including Motorola, EFJohnson, Kenwood U.S.A. Corp. ("Kenwood"), ICOM America, Inc., Relm Corporation ("Relm"), Tait Electronics ("Tait"), and Midland International Corp ("Midland"). However, substantial portions of the analog encryption modules sold by Transcrypt are for use in radios manufactured by Motorola. During 2001, the Company entered into a Professional Radio Application Partner Contract with Motorola which certifies the Company as an Authorized Application Partner of its plug-in information security modules for the Motorola Professional series radios in Europe, the Middle East, and Africa. Presently, the Company is investigating similar partnering relationships for other global regions.

        For the Transcrypt product line, the Company provides domestic toll-free telephone access for customers with technical or other problems. The Company will also customize product training for its customers using a classroom approach or seminars at either or both the customer's site and the Company's Lincoln facility. The Company offers a standard warranty on all products, which covers parts and labor for a period of one year from purchase. The Company documents installation instructions for its products in OEM devices and has developed instruction for more than 2,600 OEM applications (including almost all commercially available two-way radio models sold worldwide).

        Transcrypt's current information security products are designed solely for the encryption of analog transmissions. As the LMR encryption customers migrate from analog to digital transmission systems, the overall market for the Company's analog encryption products may decrease. This migration from analog to digital is expected to occur more rapidly in North America and Europe than elsewhere in the world. Due to the much higher cost of digital products, the Company anticipates that the overall global demand for analog products will decrease at a fairly slow pace over the next few years. During such period, this decrease is only expected to have a marginal impact upon the Company's information security product sales because of development of other products, such as Transcrypt's TIK product.

        International sales continue to play a dominant role in Transcrypt's sales mix. This is a result of the greater analog presence in certain parts of the world outside the United States. Because such analog demand remains strong, international sales are expected to remain at substantially similar levels going forward. However, due to certain global security issues and the Company's interoperability products, domestic public safety/public service sales have recently become an increasing part of Transcrypt's business.

Products Under Development/Research and Development

        Consistent with the Company's development efforts for its existing products, the Company designs new products around common wireless technologies using common signal processing platforms and circuitry. Using this approach, the Company has generally been able to incorporate improvements in core technologies into its new products more quickly and with relatively lower development costs compared to developing entirely new product platforms.

        The Company's research and development organization has expertise in: radio frequency technology, computer architecture, switch architecture, networking, cryptography, object-oriented software, and analog and digital hardware designs. Ongoing engineering efforts are focused on adding additional features to existing product lines and developing new and innovative platforms. Cross-disciplinary groups, involving marketing, customer service, manufacturing and engineering are used for product planning, definition, and testing. The Company's research and development efforts presently encompass:

  •
  upgrading and supporting existing product lines;

  •
  digital signal processing;

  •
  encryption;

  •
  spectral manipulation and rotation;

  •
  systems simulation;

  •
  mixed signal scrambling;

  •
  digital LMR system infrastructure; and

  •
  design of new mobile and portable radios.

Wireless Communications

        The Company will continue to develop products in 2004 that include feature enhancements and additions to its line of digital radios, and which will continue to comply with the Project 25 standard. Current developments include the addition of a digital portable and digital mobile radio, as well as the development of Project 25 infrastructure equipment, including Project 25 trunking infrastructure, such as repeaters, base stations, network-switching equipments, consoles, and voters. The Company expects its current development of trunked Project 25 infrastructure to be substantially complete in late 2004 and early 2005. The Company believes that Project 25 trunking systems will be more widely implemented as costs come down and competitively priced equipment becomes available. In addition, the Company has applied standard Internet Protocol switching techniques for voice and data interconnectivity between wireless sites; and to that end, the Company has submitted a VoIP fixed station interface for APCO/TIA standards consideration.

Information Security

        The LMR security products under development include new versions of the Company's 460 series modules for deployment in different models of radios, including plug-in modules for certain new model Motorola radios introduced from time to time in different regions of the world. The Company has also undertaken development of the following: 1) software embeddable versions of its current analog product line intended to work with DSP's, eliminating the need for a separate hardware module in many new models of analog radios; 2) feature enhancements to its tactical interoperability products, in order to expand its functional capabilities; and 3) an analog scrambler that utilizes digital encryption techniques to achieve compatibility with digital encryption and a more secure level of encryption.

Intellectual Property

        The Company currently holds or has been assigned 46 U.S. patents. These patents cover a broad range of technologies, including trunking protocols, high-end scrambling and encryption techniques, methods of integrating after-market devices, and a high-speed data interface for LMR communications. Furthermore, the Company holds registered copyrights that cover software containing algorithms for frequency hopping, scrambling and LMR signaling technologies, as well as numerous registered trademarks related to the "EFJohnson" and "Transcrypt" names and product names. In addition to patent, trademark, and copyright laws, the Company relies on trade secret law and employee and third party non-disclosure agreements to protect its proprietary intellectual property rights.

Manufacturing, Materials, and Suppliers

        The Company's manufacturing operations generally consist of the procurement of commercially available subassemblies, parts, and components (such as integrated circuits, printed circuit boards and plastic and metal parts), in addition to the assembly of these various parts and components into finished products. The Company produces many of its wireless communications products, including all of its Project 25 compliant products, at its Waseca, Minnesota facility. The Company assembles its information security products at its facility in Lincoln, Nebraska.

        Vendors manufacture certain components and subassemblies in accordance with the Company's specific design criteria. Certain components and subassemblies used in the Company's products are presently available only from a single supplier or a limited group of suppliers. With respect to other electronic parts, components and subassemblies, the Company believes that alternative sources could be obtained to supply these products, if necessary. To date, the Company has been able to obtain adequate supplies of key components and subassemblies in a timely manner from existing sources, with the exception of a temporary disruption in the aftermath of September 11, 2001. Nevertheless, a prolonged inability to obtain certain components and subassemblies could impair customer relationships and could have an adverse effect on the Company's operating results. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—The Company's revenues and gross margins are dependent upon the timely and consistent delivery of components by third party suppliers."

        Motorola is often the sole manufacturer of electronic components used by the Company; these components include microprocessors and components used in the Company's digital encryption and LMRs. The Company's right to purchase some of these components, such as the RF module used in the Company's digital subscriber units, expires August 31, 2004. The Company is currently developing components to replace those which will no longer be available from Motorola. The Company fully anticipates that such development will be successfully completed prior to August 31, 2004. Further, the RF module replacement components being developed are expected to have a cost that is somewhat less than the Company's current price from Motorola.

        The Company has obtained from Motorola a royalty-bearing, irrevocable, non-exclusive, worldwide license ("IPR License") to manufacture products containing certain proprietary LMR and digital encryption technology. The Company believes this technology will be important to the success of certain of its existing and proposed Project 25 compliant LMR products. The IPR License includes rights to use Motorola's proprietary analog APCO 16 trunking technology (SmartNet®), Project 25 required products, and certain Motorola digital encryption algorithms in the Company's LMR products. The digital encryption technology may also be incorporated into certain other information security products. In addition, the Company obtained a license to utilize certain proprietary technology from Motorola relating to the development of Project 25 compliant digital LMRs. This license covers infrastructure and other Project 25 technology. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—Reduction in Motorola's provision of products, components or technology to the Company could harm the Company's business and operations."

        Some of the Company's analog LMR products, primarily for commercial and international users, are manufactured by Icom Japan ("ICOM") under contract by the Company. Products produced by ICOM have included hand-held portable radios that operate in both conventional and trunked mode. In general, the Company and the vendors jointly developed the radio products produced by these vendors. The Company has ceased any further development of these analog products, as the Company has made a decision to exit these analog product lines. These products, in aggregate, represented approximately 3% of EFJohnson's revenues in 2003, and such products are expected to comprise a decreasing percentage of EFJohnson total sales going forward. The Company is currently developing a combination digital and analog radio which will replace the units presently manufactured by ICOM; the Company presently plans to manufacture such radio at its Waseca, Minnesota facility.

        The Company continues to investigate other outsourcing opportunities, to include the outsourcing of some portions of the manufacturing process that the Company currently maintains in-house. The Company reviews these opportunities from a risk/benefit cost analysis, as well as from an allocation of resources analysis. The Company presently has made no commitments to change its present manufacturing other than as mentioned above.

Competition

Wireless Communications

        In North America, Motorola and M/A-Com are the leading providers of LMR equipment to the public safety/public service sectors. Notwithstanding the fragmented international wireless communications market, the Company believes Motorola and M/A-Com to be the dominant competitors in the Latin American countries where the EFJohnson predominantly sells its LMR products outside the United States. Other LMR providers besides EFJohnson, who tend to focus on particular segments of the market, include European Aeronautic Defense and Space Company ("EADS"), Thales Communications ("Thales"), Uniden America Corporation ("Uniden"), Kenwood, ICOM America, Inc., Relm, Datron, Tait, and Midland. EFJohnson's focus is on the domestic public safety/public service sector, where it competes primarily on the basis of price, technology and the flexibility, support, and responsiveness provided by the Company and its dealers. See "—Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price—The Company faces competitive pressures that could adversely affect revenues, gross margins and profitability."

        Motorola and M/A-Com possess entrenched market positions in the domestic public safety/public service sectors. Both companies have substantial financial, marketing and operational resources, other intellectual property rights, and substantial technological capabilities. As such, these competitors have advantages in various aspects of the LMR market, particularly in regards to bidding on LMR systems that will have a cost greater than $10.0 million. Therefore, the Company's strategy, as regards large LMR systems bids, is to partner with general contractors and integrators who have substantial financial, marketing, and operational resources; in this regard, the Company can piggy-back its LMR design and product expertise with the larger company's greater overall resources.

        Other than EFJohnson, the Company believes that Motorola, M/A-Com, Thales, and Kenwood are currently the principal suppliers of Project 25 LMR products, although other companies are anticipated to announce future entry into the Project 25 compliant product market. Motorola is believed to be the only Project 25 supplier offering trunked infrastructure. The Company supplies trunked mobile and portable radios; however, the Company presently only offers conventional Project 25 infrastructure.

Information Security

        The markets for analog LMR information security products are highly competitive. A number of companies currently offer add-on scramblers for LMRs that compete with the Company's add-on information security products, including Future Telecom (d.b.a. "Daxon"), Kavit Electronics Industries, Midian Electronics Inc., and MX-COM Inc. Significant competitive factors in these markets include product quality and performance features, including:

  •
  effectiveness of security features;

  •
  quality of the resulting voice or data signal;

  •
  development of new products and features;

  •
  price;

  •
  name recognition; and

  •
  quality and experience of sales, marketing, and service personnel.

Government Regulation and Export Controls

Wireless Communications

        The Company's wireless products are subject to regulation by the FCC under the Communications Act of 1934, as amended, and the FCC's rules and policies as well as the regulations of the telecommunications regulatory authority in each country where the Company sells its products. These regulations are in the form of general approval to sell products within a given country for operation in a given frequency band, one-time equipment certification, and, at times, local approval for installation. Additionally, the FCC and foreign regulatory authorities regulate the spectrum used to provide LMR communication, as well as the construction, operation, and acquisition of wireless communications systems, and certain aspects of the performance of mobile communications products. Further, LMR communications of the U.S. government are controlled by the NTIA which regulates technical specifications of the product and spectrum used by the U.S. government and other users. Many of these governmental regulations are highly technical and subject to change. The Company believes that it and its products are in material compliance with all governmental rules and policies in the jurisdictions where the Company sells its products.

        In the United States, all of the Company's wireless products are subject to FCC rules. In those countries that have accepted certain worldwide standards, such as the FCC rulings or those from the European Telecommunications Standards Institute, the Company has not experienced significant regulatory barriers in bringing its products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance.

        The majority of the systems operated by EFJohnson's customers must comply with the rules and regulations governing what have traditionally been characterized as "private radio" or private carrier communications systems. Licenses are issued to use frequencies on either a shared or exclusive basis, depending upon the frequency band in which the system operates. Some of the channels designated for exclusive use are employed on a for-profit basis; and other channels are used to satisfy internal communications requirements.

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

        The FCC is considering a number of regulatory changes that could affect the wireless communications industry and the Company's business, including, but not limited to, various proposals to re-band and reallocate spectrum at 800 MHz and 900 MHz. Therefore, the regulatory environment is inherently uncertain and changes in the regulatory structure and laws and regulations, both in the United States and internationally, can adversely affect the Company and its customers. Such changes could make existing or planned products of the Company obsolete or unusable in one or more markets, which could have a material adverse effect on the Company.

        The FCC, through the Public Safety Wireless Advisory Committee, is considering regulatory measures to facilitate a transition by public safety agencies to a more competitive, innovative environment so that the agencies may gain access to higher-quality transmission, emerging technologies, and broader services, including interoperability. In August 1998, the FCC adopted rules for licensing the largest block of spectrum ever allocated at one time for public safety. The FCC established rules for licensing 24 megahertz in the 700 MHz band and established a band plan for use of this spectrum. In accordance with this rule, in January 1999 the FCC established a Public Safety National Coordination Committee ("NCC") to advise it on issues relating to the use of the 700 MHz public safety spectrum. The Committee was responsible for formulating a national interoperability plan, recommending technical standards to achieve interoperability spectrum, and providing policy recommendations on an advisory basis to the regional planning committees in order to facilitate the development of coordinated plans.

        The NCC recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. During January of 2001, the FCC released their Fourth Report and Order in which Project 25 was chosen as the interoperability standard. Subsequent FCC rulings established a timetable for mandating the use of narrower channels in order to promote better spectrum utilization. Specifically, the date of January 1, 2007 was established as the date after which all radios that are FCC type certified, and all radios that are sold for use in the 700 MHz band must include a mode that has an equivalent 6.25 kHz channel efficiency. This date was also established as the date after which no 12.5 kHz licenses could be applied for. Public Safety users in the band must convert all general use spectrum operation to a mode that has an effective channel efficiency of 6.25 kHz by January 1, 2016. The Committee's recommendations and the FCC's rulings and orders could affect products manufactured by the Company. Management cannot predict the outcome of the FCC review or any specific changes in FCC spectrum policies, or any potential effect on the Company's sales.

        Recent FCC rulings in the VHF and UHF frequency bands have been enacted to promote more spectral efficiency by mandating the use of narrower channels. A decision by the FCC to issue no new licenses for 25 kHz channel equipment after January 2004 has been stayed by the FCC. However, FCC mandated dates for requiring narrow band equipment still remain. These rules include a date of January 1, 2005, after which no equipment can be FCC certified that incorporates a 25 kHz channel mode. This is in addition to a previous ruling that requires all radios that are type certified after that date to include a mode that has an equivalent 6.25 kHz channel efficiency. Equipment that is type certified prior to that date can have a 25 kHz mode, but can not be sold after January 1, 2008. Public safety users have until January 1, 2018 to convert their systems to those having efficiencies of 12.5 kHz or better. These rulings present an opportunity for manufacturers to provide product for users to upgrade their systems to meet the FCC mandated efficiencies. The rulings also present the challenge to develop equipment to meet the mandated technical requirements within the FCC timetable.

        There are presently no mandates for narrow-banding of 800 MHz. EFJohnson offers 800 MHz subscriber products, the market focus of which is the domestic state and local governments.

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

Backlog

        The Company presently ships a small amount of information security products against backlog, due to the typically short manufacturing cycle of these products. Because of generally longer manufacturing cycle times required for the production of complete wireless communication products, the Company's backlog for wireless communication products has been larger than for its security products. At December 31, 2003, the Company had a total backlog of approximately $22.2 million, substantially related to EFJohnson sales. This compared to total order backlog of $8.0 million and $7.7 million at December 31, 2002 and 2001, respectively. The Company does not believe that its backlog, and variations from year to year therein, is necessarily indicative of sales of products in future periods. However, as the backlog at December 31, 2003 is relatively high and approximately 78% of the backlog total relates to sales scheduled to ship in the first quarter of 2004, the backlog at December 31, 2003 can be viewed as an indicator of sales in such period.

Employees

        At December 31, 2003, the Company had 216 full-time equivalent employees, including: 138 at its Waseca, Minnesota facility; 46 at its Lincoln, Nebraska facility; 10 at its Washington, DC office; 5 at its Dallas, Texas facility; 2 at its Miami, Florida office; and 15 field people, sales staff or technical support personnel working from remote locations. The Company also uses temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of the Company's employees are covered by a collective bargaining agreement.

        At December 31, 2003, the Company had a staff of 47 degreed engineers, 36 of whom work primarily in research and development. The Company organizes research and development efforts along its two main product lines: wireless communications; and information security.

        At December 31, 2003, the Company had a direct sales staff, excluding management and technical support personnel, of 21 persons. Of these direct sales employees, 2 work out the Waseca facility, 3 out of the Lincoln facility, 1 out of the Washington, DC office, 2 out of the Miami office, and the remainder remotely.

Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price

        Certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements may involve risks and uncertainties and relate, without limitation, to the following:

  •
  the results of the Company's product development efforts;

  •
  future sales levels and customer confidence;

  •
  the Company's future financial condition, liquidity and general business prospects;

  •
  perceived opportunities in the marketplace for the Company's products;

  •
  successful launch of its products currently under development;

  •
  continued domestic government acceptance of Project 25 as interoperability standard; and

  •
  the Company's other business plans for the future.

        The actual outcomes of the above referenced matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. The following is a summary of some of the important factors that could affect the Company's future results of operations and its stock price, and should be considered carefully.

If the APCO Project 25 standard is supplanted by some other recommended protocol or is otherwise not supported by the federal, state and local government agencies, it would adversely affect the Company's operations, cash flows, and financial condition.

        The Company's wireless communications marketing and research and development efforts are substantially focused on Project 25 compliant equipment. The Company believes that sales of its Project 25 digital LMR products have been, and will continue in the foreseeable future to be, substantially dependent upon Motorola's dominant position as a market leader in the Project 25 marketplace. Motorola is the largest manufacturer of Project 25 compliant LMR products and has been the principal public supporter of the Project 25 digital transmission standard for the LMR market. If Motorola does not maintain this dominant position, or if the Project 25 standard is otherwise abandoned by industry and the government public safety/public service users, it would adversely affect the Company' operations, cash flows, and financial credit.

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

Failure to comply with financial covenants in the Company's credit facility could result in termination of the credit facility, which would severely strain the Company's liquidity position.

        In November 2002, the Company finalized a new revolving credit facility, which expires September 30, 2004. The credit facility has certain financial covenants with which the Company was in compliance as of December 31, 2003. However, there can be no assurance that the Company will remain in compliance with certain financial covenants or be successful in renewing such facility. Without the benefit of a revolving credit facility, a substantial decline in revenues or gross margins or a material increase in costs or expenses would severely strain the Company's liquidity position. Further, without a revolving credit facility, the Company's ability to grow, either internally or through acquisition, would be severely restricted.

A reduction in Motorola's provision of products, components, or technology to the Company could harm the Company's business and operations.

        The Company is dependent on continuing access to certain Motorola products, electrical components and proprietary intellectual property. Although the Company believes that its relationship with Motorola is good, the Company cannot assure that Motorola will continue to supply products, electrical components and proprietary intellectual property to the Company on the scale or at the price that it now does. In addition, Motorola's perception of the Company as a competitor could impact Motorola's continued willingness to do business with the Company. Although the Company has certain contractual relationships with Motorola as a customer, most of these agreements are subject to termination in certain circumstances and expire by their terms within one to ten years. Any reduction of the Company's contractual relations with Motorola or a decision by Motorola to reduce or eliminate the provision of products, components and technology to the Company could harm the Company's business and operations if the Company has not previously developed a replacement for such products, components, or technology.

        Motorola presently supplies the RF modules used in the Company's digital radios. The agreement to supply these modules expires on August 31, 2004, and Motorola has indicated that it will not permit any extension past that date. The Company is presently developing a module to replace that presently supplied by Motorola, and the Company anticipates that this development will be successfully completed by August 31, 2004. To the extent the Company's completion of this RF module development is delayed, a resulting disruption in the Company's sales deliveries could adversely affect the Company's operations.

        Motorola presently supplies a proprietary encryption module which the Company uses in certain of its digital radio sales. Motorola has indicated that it believes the Company's license to purchase this proprietary encryption expires on August 31, 2004 and that it does not intend to extend the license beyond such date. Approximately $17.3 million of the Company's radio sales in 2003 included this module. Additionally, $11.4 million of the Company's radio sales backlog at December 31, 2003 included this module. Although the Company believes that future sales opportunities requiring this proprietary encryption module will not be material subsequent to the aforementioned expiration of the associated license, the Company's operations may be adversely affected to the extent that the Company is wrong regarding such opportunities.

An unfavorable outcome in pending litigation could adversely affect the Company's cash flow, financial condition and results of operations.

        On or about February 5, 2001, ASRC Communication ("ASRC") filed a complaint in United States District Circuit Court of Alaska, against EFJohnson. ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $500,000 of products from EFJohnson since 1999. ASRC's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act. The complaint anticipated that the State of Alaska would formally prosecute its administrative claim against ASRC for damages associated with EFJohnson manufactured radios. At this time, the State of Alaska has not formally prosecuted its administrative claim against ASRC. The State of Alaska has stated that it has damages in excess of $800,000. In August 2003, ASRC and EFJohnson dismissed ASRC's complaint against the Company. Under an agreement, EFJohnson shall defend ASRC, at EFJohnson's expense, against any State's claim alleging non-performance of the EFJohnson radios. In addition, the parties will resolve any issue or dispute through mediation and binding arbitration. The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action.

The Company's inability to secure satisfactory bonding arrangements would adversely affect revenues.

        In the normal course of its business activities, the Company is required under a contract with various government authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. A number of factors can limit the availability of such bonds, including the applicant's financial condition and operating results, the applicant's record for completing similar systems contracts in the past and the extent to which the applicant has bonds in place for other projects. Bonds, which expire on various dates, totaled $7.3 million at December 31, 2003, and, as of such date, no bonds have been drawn upon. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company's bonds could reduce the maximum amount of bond coverage available to the Company, or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. The Company's inability to secure bonding arrangements when needed would adversely affect the Company's ability to be awarded new systems installation contracts, which would adversely affect its revenues.

The Company's operating results historically fluctuate from period to period.

        The Company's operating results may fluctuate from period to period due to a number of factors, as follows:

  •
  timing of customer orders;

  •
  timing of the introduction of new products;

  •
  timing and mix of product sales;

  •
  general economic conditions, both in the United States and overseas; and

  •
  specific economic conditions in the wireless communications and information security industries.

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

        Motorola and M/A-Com hold dominant and entrenched market positions in the domestic public safety/public service market for wireless communication products. In addition, these competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. Finally, these competitors have established trade names, trademarks, patents and other intellectual property rights and substantial technological capabilities. These advantages allow such competitors to: respond more quickly to new or emerging technologies; manage more extensive research and development programs; undertake more far-reaching marketing campaigns; engage in more aggressive merger and acquisition strategies; and adopt more aggressive pricing policies. Accordingly, the Company cannot make assurances that it will be able to continue to compete effectively in its markets, that competition will not intensify, or that future competition will not have a material adverse effect on the Company's revenues, gross margins, or profitability. In addition, the Company cannot assure that new competitors will not begin to compete in the markets for the Company's products.

If the Company does not effectively manage the transition from analog to digital products, its revenues would be adversely affected.

        The LMR markets are migrating from analog to digital equipment. This migration is primarily due to bandwidth capacity constraints, availability of additional features, and the perception that digital transmissions are more secure than analog transmissions. As a result, the Company is continuing to upgrade EFJohnson's LMR products to be compatible with digital LMR communications standards, including APCO Project 25. However, the Company cannot assure that it will be able to effect this transition on a timely basis or that its digital products will continue to compete successfully in the LMR marketplace. The failure of its products to compete successfully in the marketplace would have a material adverse effect on the Company's revenues. Furthermore, the transition from analog to digital communications is likely to continue to result in a decrease in demand for the Company's add-on security devices.

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

        The failure of the Company to incorporate these technologies into its LMR products could, in the future, place the Company's LMR products at a competitive disadvantage to those offered by other manufacturers. This situation could possibly make the Company's hand-held and mobile LMRs incompatible with systems developed by other manufacturers, which would have a material adverse effect on the Company.

Business, political, regulatory, or economic changes in foreign countries in which the Company markets its products or services could adversely affect the Company's revenues.

        Although all of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, in regions and nations to which the Company presently markets, could result in lower revenues for the Company.

        In 2003, 2002, and 2001, international sales constituted approximately 13%, 15%, and 24% of revenues, respectively. While most of the international sales are supported by letters of credit, the purchase of Company products by international customers presents increased risks, which include:

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

        A significant portion of the Company's revenue is derived from sales to the federal, state, and local governments, both directly or through system integrators and other resellers. Sales to these government entities present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns, changes in government personnel, political factors, and the government's reservation of the right to cancel contracts for its convenience. The RFP bidding cycle and contract award stage can take six months to two years before a contract is awarded and the government customers funding process for these systems can delay the bidding cycle as well. The Company expects that sales to government entities will increasingly be subject to competitive bidding requirements. This intensified competition can be expected to result in lower prices, longer sales cycles, and lower margins. Further, the Company's sales to these domestic public safety/public service entities can be substantially attributed to Project 25 interoperability mandates and Homeland Security initiatives. Changes in governmental budget priorities could result in decreased opportunities for the Company to sell into this market segment.

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

The Company may be liable for penalties under a variety of federal procurement rules and regulations, and changes in such rules and regulations could adversely impact the Company's revenues, operating expenses and profitability.

        The Company's federal business must comply with and are affected by government regulations that impact the Company's operating costs and profit margins, as well as its internal organization and operation. Among the most significant regulations are the following: (1) the U.S. Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts, including the Company's GSA contract; (2) the U.S. Truth in Negotiations Act; and (3) the U.S. Cost Accounting Standards. These regulations affect how the Company and its customers do business and, in some instances, impose added costs. Any failure to comply with applicable laws and/or any changes in applicable laws could result in contract termination, price reduction, customer reimbursement, contract suspension, or debarment from contracting with the U.S. government. Any of these results could adversely affect the Company's financial performance.

The Company depends on federal government contracts for a substantial portion of its revenues, and the loss of federal government contracts or a decline in funding of existing or future government contracts could adversely affect the Company's revenues and cash flows.

        A substantial portion of the Company's revenues are dependent upon continued funding of federal government agencies, as well as continued funding of the programs targeted by the Company. U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government's requirements. Further, the Company's contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government which may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees.

        In addition, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on the Company's operating results.

        These or other factors could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts, or to exercise their right to not renew contracts, all of which may limit the Company's ability to obtain or maintain contract awards. Any of the aforementioned actions above could adversely affect the Company's revenues and cash flows.

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

        The Company cannot assure that any environmental assessments the Company has undertaken with respect to its facilities have revealed all potential environmental liabilities, that any prior owner or operator of the Company's properties did not create any material environmental condition not known to the Company, or that an environmental condition that could result in penalties, expenses, or liability to the Company does not otherwise exist in any one or more of the Company's facilities. In addition, the amount of hazardous substances or wastes produced or generated by the Company may increase in the future depending on changes in the Company's operations. Any failure by the Company to comply with present or future environmental laws could subject it to the imposition of substantial fines, suspension of production, alteration of manufacturing processes, or cessation of operations. Compliance with such environmental laws could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Furthermore, the presence of hazardous substances on a property or at certain offsite locations could result in the Company incurring substantial liabilities as a result of a claim by a private third-party for personal injury or a claim by an adjacent property owner for property damage. The imposition of any of the foregoing liabilities could materially adversely affect the Company.

If the Company enters into significant outsourcing of its present manufacturing, the quality of the Company's product or the degree of the Company's production flexibility may be curtailed if the outsource entity is not properly selected or if the subsequent outsourcing arrangement is not properly managed.

        The Company continues to investigate the possibility of outsourcing some or a major portion of its present manufacturing processes. The Company believes that if such outsourcing opportunity were properly negotiated and managed, it would result in an improved allocation of the Company's resources as well as a potential decrease in the Company's operating costs. Nonetheless, if such outsourcing opportunities were not properly scrutinized prior to contracting, properly analyzed during execution of the contract, and properly managed post-agreement, the Company's manufacturing could suffer from reduced flexibility, decreased quality, and increased costs.

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

The Company's planned move of portions of EFJohnson's marketing and engineering departments to a facility in Irving, Texas, as well as the planned move of Transcrypt's operations, could adversely affect the Company's future operations if the move is not properly managed.

        The Company is expecting to expend approximately $500,000 in 2004 in regards to its move of portions of EFJohnson's marketing and engineering departments. To the extent that the move costs substantially more to successfully complete, the Company's operations could be adversely affected. Further, the Company made this decision because of its belief that the greater Dallas, Texas area affords the Company access to a larger and more skill-set attractive employee pool than either its Lincoln, Nebraska or Waseca, Minnesota facilities. If this presumption proves to be wrong, or if the ratio of cost-of-labor to productive-output is less than anticipated, the Company's future operating costs could significantly increase in 2004 and thereafter above the Company's expectations.

        Additionally, the Company is expecting to expend approximately $100,000 in 2004 in regards to its move of Transcrypt's operations from one facility to another in Lincoln, Nebraska. This move is necessitated by the termination of the current facility lease in May 2004. To the extent that this move is not properly implemented in a timely manner, actual moving costs could exceed management's estimates, and a delay could cause a disruption in Transcrypt's business.

The Company's failure to comply with or changes in governmental regulation could adversely affect the Company's business and operations.

        The Company's wireless communications and encryption products, and the spectrum within which these products are used, are subject to regulation by domestic and foreign laws and international treaties, as are the Company's customers. In particular, the Company's LMR products are regulated by the FCC. The Company believes itself to be in substantial compliance with all applicable regulations governing its products and operations. However, the regulatory environment is uncertain. Changes in the regulatory structure, laws or regulations, or in the use and/or allocation of spectrum, could adversely affect the Company and/or its customers. Such changes could make the Company's existing or planned products obsolete or not sellable in one or more markets, which could have a material adverse effect on the Company. Further, the Company's failure to comply in the future with applicable regulations could result in penalties on the Company, such as fines, operational restrictions, or a temporary or permanent closure of the Company's facilities.

Significant increases in the Company's stock price could cause the Company to incur net losses as a result of the variable accounting used for certain repriced stock options.

        During 2001 and 2000, the Company effectively decreased the exercise price on options for 1,186,000 shares, lowering the exercise price of those options to an amount approximately 150% of the prevailing market value of the Company's common stock (the "repricing"), that is $0.656 per share. The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. The Company recorded $3,936,000 and $483,000 in non-cash compensation expense in 2003 and 2002 for the cumulative effects of the repricings as a result of the Company's stock price being $5.90 and $1.25, respectively, at December 31, 2003 and 2002. To the extent the Company's stock price exceeds $5.90 at the end of future reporting periods, the Company could incur additional non-cash compensation expense. To the extent that such future increases in the Company's stock price are substantial, the Company's future results of operations could be adversely affected to the point where the Company incurs net losses as a consequence.

ITEM 2. PROPERTIES

        The Company occupies a portion of a 76,500 square foot multi-story administrative and manufacturing facility located at 4800 NW 1st Street, Suite 100, Lincoln, Nebraska, 68521, which is located in the University of Nebraska Technology Park. The Company sold this facility and approximately 10 acres of surrounding land during August 1999 for approximately $5.2 million. In conjunction with the sale, the Company leased approximately 23,000 square feet of the facility for five years, and for which the Company will pay approximately $118,000, including common area maintenance charges, during 2004. This lease terminates on May 31, 2004. The Company is presently seeking a facility of approximately 20,000 square feet in the same general vicinity, to which the Company intends to move the operations presently maintained at its Lincoln facility. The Company does not expect its occupancy costs for the new facility to be materially increased over the occupancy costs of its present facility.

        On January 28, 1998, the Company purchased the 250,000 square-foot manufacturing facility located on a 20-acre site at 299 Johnson Avenue, Waseca, Minnesota, 56093. During December 1999, the Company sold the Waseca facility for approximately $2.7 million. In conjunction with the sale, the Company leased back 136,000 square feet of the facility for five years, and for which the Company will pay approximately $840,000, including common area maintenance charges, during 2004. This lease terminates on December 31, 2004. The Company is presently engaged in negotiating an extension covering approximately 90,000 square feet of the facility.

        In December 2003, the Company executed a ten-year lease on a 40,000 square-foot administrative and manufacturing facility located at 1440 Corporate Drive, Irving, Texas, 75038. The Company intends to move certain aspects of its EFJohnson engineering and marketing operations to this facility, and it estimates that the cost of this move will be approximately $500,000 in 2004. The Company will pay approximately $200,000 during 2004 for the lease of part of this building. As of January 1, 2005, the Company will lease the entire building. The annual lease payments are $400,000 during 2005 through 2008, increasing to $436,000 during 2009 through 2013. The Company has an option to purchase this building for $3.4 million, such option extending through August 2004.

        The Company also leases additional sales and service facilities in Miami, Florida, and Washington, D.C. and owns a residential property in Waseca, Minnesota.

ITEM 3. LEGAL PROCEEDINGS

        On or about February 5, 2001, ASRC Communication ("ASRC") filed a complaint in United States District Circuit Court of Alaska, against EFJohnson. ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $500,000 of products from EFJohnson since 1999. ASRC's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act. The complaint anticipated that the State of Alaska would formally prosecute its administrative claim against ASRC for damages associated with EFJohnson manufactured radios. At this time, the State of Alaska has not formally prosecuted its administrative claim against ASRC. The State of Alaska has stated that it has damages in excess of $800,000. In August 2003, ASRC and EFJohnson dismissed ASRC's complaint against the Company. Under an agreement, EFJohnson shall defend ASRC, at EFJohnson's expense, against any State's claim alleging non-performance of the EFJohnson radios. In addition, the parties will resolve any issue or dispute through mediation and binding arbitration. The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action.

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

        No matters were submitted to the stockholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's application for listing on the NASDAQ National Market was accepted on February 18, 2004; as of February 19, 2004, the Company's Common Stock began trading on the NASDAQ National Market under the symbol "EFJI." Previous to its acceptance on the NASDAQ National Market, the Company's common stock traded on the Over the Counter ("OTC") Bulletin Board under the symbol "EFJI." The Company's common stock had traded on the OTC Bulletin Board since August 1998, following the delisting of the Common Stock from the NASDAQ Stock Market in May 1998.

        The following table sets forth, in the periods indicated, the high and low sales prices per share of the Common Stock, as reported by the OTC Bulletin Board for the periods presented. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low
2002
First Quarter	$1.50	$0.45
Second Quarter	$1.40	$0.79
Third Quarter	$1.08	$0.58
Fourth Quarter	$1.30	$0.65
2003
First Quarter	$2.42	$1.18
Second Quarter	$1.98	$1.06
Third Quarter	$4.24	$1.56
Fourth Quarter	$6.25	$3.40

        The last sale price of the Common Stock on December 31, 2003, as reported in the OTC Bulletin Board was $5.90. As of February 19, 2003, the Company had approximately 2,200 shareholders of record.

Dividends

        The Company has never declared or paid any cash dividends on its shares of Common Stock. Further, the Company's revolving line of credit agreement imposes restrictions upon the Company's ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business. Any determination in the future to pay dividends would depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data of the Company is qualified by reference to, and should be read together with the Consolidated Financial Statements, with related notes and the independent auditor's report thereon, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2003, 2002 and 2001 and the Consolidated Balance Sheet data as of December 31, 2003 and 2002 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2000 and 1999 and the Consolidated Balance Sheet data as of December 31, 2001, 2000, and 1999 are derived from financial statements not included herein.

	Year ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$53,520	$42,192	$44,168	$40,787	$56,189
Cost of sales	36,059	33,613	26,610	23,216	32,560

Gross profit	17,461	8,579	17,558	17,571	23,629

Operating expenses:
Research and development	5,724	5,763	4,972	4,573	7,005
Sales and marketing	8,282	7,263	5,093	5,920	7,390
General and administrative(1)(5)	9,601	10,196	7,332	5,915	10,122
Restructuring charge(2)	523	358	—	—	—
Provision for litigation settlement(3)	(2,221)	(924)	—	—	—

Total operating expenses	21,909	22,656	17,397	16,408	24,517

Income (loss) from operations	(4,448)	(14,077)	161	1,163	(888)
Interest income, net of interest expense	386	292	20	43	(151)
Other income, net of other expenses	235	775	363	204	31
Income tax expense (benefit)(4)	—	12,376	—	—	(5,000)

Net income (loss)	$(3,827)	$(25,386)	$544	$1,410	$3,992

Net income (loss) per share—Basic(6)	$(0.30)	$(1.88)	$0.03	$0.08	$0.23

Net income (loss) per share—Diluted(6)	$(0.30)	$(1.88)	$0.03	$0.08	$0.21

Weighted average common shares—Basic(6)	12,947,795	13,511,489	16,617,426	17,577,315	17,577,515

Weighted average common shares—Diluted(6)	12,947,795	13,511,489	16,617,426	18,008,496	18,684,451

Consolidated Balance Sheet Data:
Working capital	$26,793	$16,091	$18,645	$20,652	$24,715
Total assets	$85,521	$46,994	$44,120	$45,256	$62,269
Long-term debt and capitalized lease obligations, net of current portion	$197	$19	$—	$264	$426
Stockholders' equity	$49,286	$25,770	$30,594	$32,487	$40,406

(1)
Includes amortization and impairment charges for intangible assets. Amortization of intangible assets related to the acquisition of EFJohnson commenced in August 1997. In 2000, the Company recorded an impairment charge of $2.3 million related to the acquired work force, customer base, and trade name. As of January 1, 2002, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets; accordingly, the Company no longer amortizes certain intangibles, including goodwill. This resulted in a reduction of amortization expense of approximately $1.0 million in 2003 and 2002, as compared to previous years. See Note 5 of Notes to Consolidated Financial Statements for a more detailed explanation.

(2)
Represents charges for reductions in workforce taken in the second quarter of 1999 and fourth quarter of 2000.

(3)
Represents a reversal of a special provision taken in the fourth quarter of 1998 for potential class action litigation settlement; the reversals occurred in the second quarter of 1999 and the second and fourth quarters of 2000. See Note 11 of Notes to Consolidated Financial Statements for a more detailed explanation.

(4)
Income tax expense (benefit) amounts result from a decrease and increase, respectively, in the valuation allowance for deferred tax assets during the fourth quarters of 2003 and 2000.

(5)
Includes $3.9 million and $0.5 million of non-cash compensation expense in 2003 and 2002, respectively, resulting from the variable accounting treatment applied to certain repriced stock options. See Note 12 of Notes to Consolidated Financial Statements for a more detailed explanation.

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

Overview

        The Company is engaged in the design, manufacture, and marketing of wireless communications products and systems and information security products. Through EFJohnson, the Company designs, develops, manufactures, and markets: (1) stationary LMR transmitters/receivers (base stations or repeaters); (2) mobile and portable radios; and (3) LMR systems. Through Transcrypt, the Company primarily designs and manufactures information security products that prevent unauthorized access to sensitive voice communications; and, to a lesser degree, Transcrypt also designs, manufactures, and markets LMR interoperability products and LMR signaling accessory products. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR security markets. The Company primarily sells its products to: (1) domestic public safety/public service and other government users; (2) commercial users; and (3) international customers.

        Since implementation of a new strategic plan in 2000, the Company has been focused on restoring growth and profitability via significant transitions in product mix and strategy and reduction in operating expenses. The Company's ongoing product strategy has been to exit certain lower margin product lines, including LTR and LTR-Net® product lines, and to focus EFJohnson's resources on the Multi-Net®, SmartNet®/SmartZone®, and APCO 25 product lines. This product strategy entailed a substantial exit from the commercial market, and an emphasis on the domestic public safety/public service sector, thereby allowing the Company to focus its resources on the markets and products which the Company believes have the most potential for sustained profitability. The Company plans to continue this product strategy in 2004, modifying it only to the degree that the Company has substantially exited EFJohnson's analog product lines, its subscriber emphasis presently on digital radios. The Company has also made a commitment to continue its on-going development of its Project 25 systems infrastructure.

        The extent to which the Company continues to successfully expand sales in higher margin products and markets will have a significant impact on the Company's future operations and cash flows. Although the Company was successful in the formulation and implementation of such plans in 2003, 2002 and 2001, the Company cannot guarantee that these strategies will continue to allow the Company to remain profitable in the future. Management anticipates that the Company will be able to achieve a sufficient level of revenues in the future to continue operations and its current development efforts. However, the Company's failure to achieve its future revenue and profitability goals, and other factors beyond the Company's control, could result in losses, liquidity problems, additional impairment charges, and possible insolvency.

Results of Operations

        The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated.

	Year Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of sales	58.0	56.9	60.3

Gross profit	42.0	43.1	39.7

Operating expenses:
Research and development	12.4	11.2	11.3
Sales and marketing	13.2	14.5	11.5
General and administrative	11.0	13.3	16.6
Stock option repricing adjustment	7.0	1.2	—

Total operating expenses	43.6	40.2	39.4

Income (loss) from operations	(1.6)	2.9	0.3
Interest income (expense), net	(0.3)	0.1	—
Other income	0.1	0.5	0.9
Income tax (expense) benefit	8.9	—	—

Net income (loss)	7.1%	3.5%	1.2%

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

2003 vs. 2002

        Revenues increased by 38% in 2003, to $56.2 million, as compared to $40.8 million in 2002. Of the total revenues for 2003, the wireless communication segment revenues comprised $49.0 million, or 87% of total revenues; and the information security segment revenues comprised $7.2 million, or 13% of total revenues. The increased sales in 2003 related primarily to sales to the federal government, such sales comprising 60% of the Company's total revenues in 2003 versus 20% in 2002.

Wireless Communication

        Wireless communication revenues increased to $49.0 million in 2003, as compared to $33.8 million in 2002. This 45% increase was primarily the result of increased sales to the federal government as EFJohnson continued to focus its efforts on the domestic public safety/public service segment, primarily the federal government user. To the contrary, EFJohnson's sales to the international and commercial market segments continued to decline.

        Management presently expects wireless communication sales to the international and commercial market segments to continue to decrease and does not expect significant wireless communication revenues from either of these segments in 2004. The Company's digital product offerings, to Project 25 and SmartNet®/SmartZone® system protocols, in particular, have become the significant part of the Company's revenue mix. Digital radios accounted for 90% of the total subscriber unit revenue in 2003, as compared to 74% in 2002 and 50% in 2001. Management anticipates that digital radios will account for 100% of all subscriber unit revenues by the end of 2004.

        Management expects EFJohnson's 2004 revenues to increase by 23% to 27% over its revenue level in 2003. The overall revenue mix, in terms of market segment and sales to the federal government, is not expected to be materially different from 2003.

Information Security

        Information security revenues increased slightly to $7.2 million in 2003, as compared to $7.0 million in 2002. This only represents a 2% increase which is consistent with the level of maturity within the global analog encryption market. As the LMR market continues to move towards digital products, demand for analog encryption radio products will slowly decrease. To ameliorate the adverse effects of this trend, Transcrypt intends to increase its marketing efforts in Asia and Latin America where the movement to digital LMR products is expected to be delayed for several years. Additionally, the Company is presently developing a product capable of digitally encrypting analog signals in order to enhance the level of transmission security.

        Management anticipates that Transcrypt revenues will increase in 2004 by 10% to 12% over its revenue level in 2003. This increase is expected to come substantially from its interoperability product offerings as well as from its development of a module that digitally encrypts analog transmission. Revenues generated from Transcrypt's core business of analog modules are not expected to materially change in 2004 as compared to 2003.

2002 vs. 2001

        Revenues decreased by 8% in 2002, to $40.8 million, as compared to $44.2 million in 2001. Of the total revenues for 2002, the wireless communication segment revenues comprised $33.8 million, or 83% of total revenues; and the information security segment revenues comprised $7.0 million, or 17% of total revenues.

Wireless Communication

        Wireless communication revenues decreased to $33.8 million in 2002, as compared to $38.4 million in 2001. This 12% decrease was primarily the result of the decreased international and commercial/OEM sales as EFJohnson continued to focus its efforts on the domestic public safety/public service and government user segment of the market.

Information Security

        Information security revenues increased to $7.0 million in 2002, as compared to $5.8 million in 2001. This 21% increase primarily related to increased market demand in Asia for analog encryption products.

Sales by Market Segment

        The Company's sales, as per its defined customer markets, are shown below for the years ended December 31, 2003, 2002, and 2001:

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
EFJ, Inc. revenues (in millions):
Domestic public safety/public service	$46.8	83%	$30.2	74%	$26.9	61%
Domestic commercial	2.1	4	4.5	11	6.8	15
International	7.3	13	6.1	15	10.5	24

	$56.2		$40.8		$44.2

        As previously mentioned, the Company has substantially exited from the domestic commercial sales market. The Company's focus, regarding growth potential, is primarily on the domestic public safety/public service segment. Company anticipates that sales to domestic public safety/public service sales will continue to increase as a percentage of total sales. Within the segment, federal sales have continually increased, to 71% of the total segment's sales in 2003, from 27% in 2002 and 16% in 2001.

        International sales substantially relate to Transcrypt. In 2003, the information security segment accounted for 70% of the Company's total international sales, as would be expected for 2004. International sales were $7.3 million, or 13% of revenues, in 2003, as compared to $6.1 million, or 15% of revenues, in 2002, and $10.5 million, or 24% of revenues, in 2001. The change from 2002 to 2003 was as follows:

  •
  100% increase in revenues from the Central and Latin America regions, $2.6 million in 2003 versus $1.3 million in 2002;

  •
  15% decrease in revenues from the Middle East and Asia regions, $3.5 million in 2003 versus $4.1 million in 2002;

  •
  57% increase in revenues from the European market, $1.1 million in 2003 versus $0.7 million in 2002.

        The relatively higher international sales in 2001 resulted primarily from approximately $3.5 million of analog LMR sales by EFJohnson to a certain Brazilian customer. When disregarding these sales, the annual sales in 2001 through 2003 range from $6.1 million to $7.1 million. Management anticipates that 2004 sales to international customers will fall in this relatively narrow range.

Gross Profit

        Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty, and warranty product costs.

        Gross profit was $23.6 million (42% gross margin) in 2003, as compared to $17.6 million (43% gross margin) in 2002, and $17.6 million (40% gross margin) in 2001. Gross margins for the wireless communications segment were 37% in 2003, 37% in 2002, and 36% in 2001. Gross margins for the information security segment were 75% in 2003, 70% in 2002, and 67% in 2001.

        The decrease in overall gross margins from 2002 to 2003 relates strictly to the lower margin wireless communication sales being a larger part of the sales mix in 2003 as compared to 2002, that is, 87% in 2003 versus 83% in 2002. Further, despite the substantial increase in wireless communication sales, no efficiency in margin was realized in wireless communication sales in 2003 chiefly because $4.9 million of EFJohnson sales in 2003 involved a proprietary encryption module for which, due to competitive market reasons, the Company charged no mark-up over the cost of procurement. Excluding the impact of these modules, gross margin for the wireless communication segment would have been 42% in 2003, and the Company's consolidated gross margin would have been 46%. Furthermore, the Company's wireless communication sales in the first quarter of 2004 are expected to include a similar pass-through of $3.2 million of such proprietary encryption modules.

        The increase in overall gross margins from 2001 to 2002 is the result of improved manufacturing techniques, more efficient outsourcing decisions, the continued movement away from low margin commercial and international wireless communication markets, and general sales mix. Further, new product offerings, using cost-effective common platforms, became a larger portion of sales in 2002.

        Management is continuing to review pricing strategies and product line profitability at both segments. Management intends to make adjustments to its product offerings, where deemed appropriate, to include elimination of marginally profitable products and product lines. Management is also continuing to review its manufacturing procedures in search of further efficiencies. Based upon the foregoing, and considering that lower margin wireless communication sales are expected to comprise an increasing percentage of the Company's consolidated sales, management expects the Company's gross margin levels in 2004 to fall within a range of 43% to 44%.

Research and Development

        Research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. The Company expenses all research and development costs as they are incurred.

        Research and development expenses were $7.0 million in 2003, as compared to $4.6 million in 2002 and $5.0 million in 2001. As a percentage of sales, research and development expenses were 12% of revenues in 2003, as compared to 11% of revenues in 2002 and 2001.

        During 2001 and 2002, the Company's research and development costs were substantially focused on the Company's new line of digital radios. In 2003, the Company's research and development efforts were concentrated on enhancements and additions to the Company's line of digital radios that continue to comply with Project 25 standards. The Company is currently developing trunked Project 25 system infrastructure, including repeaters, voters, and base stations, which, along with the Company's development efforts towards new mid-tier subscriber units (both portable and mobile) and the Company's project regarding digital encryption of analog transmissions, encompasses the Company's research and development priorities in 2004.

        The Company anticipates that 2004 research and development costs, as a percentage of sales, would continue to increase in 2004, as compared to 2003. As such, research and development expenses in 2004 are expected to approximate 14% to 15% of sales realized in 2004.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, public relations and trade show participation.

        Sales and marketing expenses were $7.4 million in 2003, as compared to $5.9 million in 2002, and $5.1 million in 2001. As a percentage of sales, sales and marketing expenses were 13% of revenues in 2003, as compared to 15% in 2002 and 12% in 2001.

        The increased percentage in 2002, as compared to 2003, was substantially due to unusually higher external commissions (to non-employee dealers and representatives) incurred on sales at both segments in 2002. The slightly higher percentage in 2003, as compared to 2001, related substantially to higher internal sales commissions which were a result of higher "quota-met" commission bonuses paid in 2003.

        The Company believes that the percentage of sales experienced in 2003 best reflects the rate of sales and marketing expenses expected to be incurred in 2004. Therefore, the Company anticipates that its sales and marketing expenses in 2004 will approximate 13% of sales realized in 2004.

General and Administrative

        General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions, and amortization of intangible assets.

        General and administrative expenses were $10.1 million in 2003, as compared to $5.9 million in 2002 and $7.3 million in 2001. As a percent of revenues, general and administrative expenses were 18% of revenues in 2003, as compared to 15% of revenues in 2002, and 17% of revenues in 2001.

        The increased general and administrative expenses in 2003, as compared to 2002 related substantially to non-cash compensation expense resulting from repriced stock options. In 2000 and 2001, the Company repriced certain of its stock option to a price which represented 150% of the then prevailing stock price, that is, an exercise price of $0.656 per share. These required options are subject to variable accounting treatment, such that an increase in the Company's stock price above the repriced exercise price potentially creates a non-cash compensation expense. The Company's stock price at December 31, 2003 and 2002, respectively, was $5.90 and $1.25 per share. The Company's non-cash compensation expense from these repriced options was $3.9 million in 2003 and $0.5 million. The remaining increase in general and administrative expenses of $0.8 related to general business expansion, or 5% of the $15.4 million increase in 2003 sales as compared to 2002.

        As of January 1, 2002, in accordance with its adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the Company no longer amortizes certain intangibles, including goodwill; alternatively, the Company reviews such assets for impairment at the reporting dates. This change in accounting for intangible assets resulted in a decrease in amortization expense of approximately $1.0 million per year in 2002, as compared to 2001. Additionally, general and administrative expenses in 2002 were less than 2001 materially as a result of reduced staffing levels in 2002 primarily resulting from a reduction in workforce in the first quarter of 2001.

        Excluding non-cash compensation expense relating to the repriced options, management anticipates that general and administrative expenses for 2004 will be increased over that experienced in 2003 by an amount approximating 5% of the amount that sales increase in 2004 as compared to 2003. To the extent the repriced stock option situation discussed above does not materially change in 2004, each $0.01 change in the market price of the Company's common stock from the $5.90 price per share as of December 31, 2003 will cause, as applicable, a non-cash benefit (for decreases below $5.90 per share, limited to the exercise price of the options) or expense (for increases above $5.90 per share) of approximately $8,600.

Net Interest Income or Expense

        Net interest income (expense) consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on its term and installment loans and bank lines of credit. Net interest income (expense) was $(151,000) in 2003, as compared to $43,000 and $20,000 in 2002 and 2001. The Company's interest expense in 2003 includes approximately $100,000 of amortized loan fees and approximately $40,000 in bank line of credit availability fees. The Company expects net interest income/(expense) in 2004 to be slightly increased over the amount incurred in 2003, assuming that interest rates remain relatively unchanged.

Other Income/Expense, net

        Net other income/(expense) for 2003, 2002, and 2001, respectively, was $31,000, $204,000, and $363,000. Amounts in 2002 and 2001 included insurance proceeds received in relation to a claim for stolen property; these amounts were $240,000 and $220,000 in 2002 and 2001, respectively. Excluding this non-recurring event, the amounts recorded in the three years are similarly immaterial, as would be expected. The Company would expect that other income/(expense) in 2004 to remain at an insignificant level with the exception of costs expended to move parts of EFJohnson's marketing and engineering departments to its newly acquired Irving, Texas facility; these costs are expected to approximate $500,000 in 2004.

Provision for Income Taxes

        The Company's benefit (expense) for income taxes was $5.0 million in 2003 as compared to zero in 2002 and 2001. As of December 31, 2003, the Company has $26.4 million in deferred tax assets before valuation allowance of $18.4 million. The valuation reserve is based upon management's conclusions regarding, among other considerations, the Company's operating results during 2003, 2002 and 2001, its current and expected customer base, technological and competitive factors impacting its current products, and management's estimates of future earnings based on information currently available. Current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization. As the Company has a recent history of losses prior to 2001, the Company has substantially reserved for its deferred tax assets at December 31, 2003. Should factors underlying management's estimates change, future adjustments to the Company's valuation allowance may be necessary.

        The Company's tax asset is chiefly composed of net operating loss carryforwards ("NOL's"). These NOL's total $59.9 million at December 31, 2003 and do not begin to expire until 2011. The Company's deferred tax asset of $8.0 million is comprised of the following components at December 31, 2003:

Tax asset component (in millions):
Net operating loss carryforwards	$20.4
Timing differences—book to tax	3.3
General business tax credits	2.4

26.1
Less: valuation allowance	18.1

$8.0

        In the fourth quarters of 2003 and 2002, the Company reduced its deferred tax asset valuation allowance, effectively recognizing a deferred tax asset of $8.0 million and $3.0 million at December 31, 2003 and 2002, respectively. The respective decisions to decrease the valuation allowance were based upon the Company's expectations of future earnings in light of earnings, excluding the impact of non-cash compensation resulting from repriced stock options, in 2003, 2002 and 2001. In 2002 the increase in the deferred tax asset was recognized by decreasing the Company's goodwill balance, rather than as an income tax benefit, as management concluded that the aforementioned increase related to the original $3.0 million valuation allowance against deferred tax assets established at the time of the Company's acquisition of EFJohnson, relating to acquired NOL's and recorded as part of goodwill.

Since, as of December 31, 2002, the Company had reversed the entire valuation allowance recorded against deferred tax assets originally recorded as part of goodwill, the adjustment in 2003 was recorded at an income tax benefit in the Company's 2003 consolidated statement of operation. Any future adjustments in the Company's deferred tax asset allowance, and corresponding increases or decreases in the Company's deferred tax asset, will, likewise, be recorded, respectively, as income tax benefits or expenses.

        The Company cannot presently estimate what changes to the deferred tax asset valuation allowance may be deemed appropriate in 2004. However, as management presently anticipates that the Company will continue its recent trend of profitability in 2004, management expects that some portion, if not all, of the deferred tax asset valuation allowance will continue to be reduced in 2004. Conversely, if the Company incurs future losses, it may be necessary to write off some or all of the $8.0 million deferred tax asset recorded at December 31, 2003.

Net Income (Loss)

        The Company had net income of $3.9 million, $1.4 million, and $0.5 million in 2003, 2002, and 2001, respectively. The amount in 2003 included a tax benefit of $5.0 million; no tax benefit or expense, however, was recorded in 2002 or 2001. Operating results in 2003 and 2002 were adversely affected, respectively, by $3.9 million and $0.5 million of non-cash compensation expense resulting from variable accounting treatment required for certain of the Company's stock options repriced in the fourth quarter of 2000 and the first quarter of 2001; no similar expense was recorded prior to 2002. Additionally, operating results in 2003 and 2002 were positively impacted by the aforementioned adoption of SFAS No. 142 which resulted in a decrease in amortization expense associated with goodwill of approximately $1.0 million in both years as compared to 2001.

        The Table below illustrates the operating results of 2003, 2002, and 2001, adjusting for the non-cash items (i.e., tax benefit, stock option repricing effect, and goodwill) discussed above. The Company believes that such presentation offers a more comparative measurement of the Company's operating results. When adjusting for the aforementioned items, the adjusted income is $2.8 million in 2003, $1.9 million in 2002, and $1.5 million in 2001. This reflects an earnings increase of 47% in 2003, as compared to 2002, and 27% in 2002 as compared to 2001.

	2003	2002	2001
Operating Results (in millions)
Net income	$3.9	$1.4	$0.5
Income tax benefit	(5.0)	—	—
Stock repricing compensation expense	3.9	0.5	—
Goodwill expense	—	—	1.0

Proforma income—comparative basis	$2.8	$1.9	$1.5

Proforma income as a percentage of total revenues	5.0%	4.7%	3.4%

Quarterly Results of Operations

        The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the Company for the eight quarters ended December 31, 2003. In the opinion of the Company's management, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for subsequent periods or for the entire fiscal year.

	Quarter Ended
(in thousands, except per share data)	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Revenues	$9,897	$9,514	$10,136	$11,240	$9,001	$10,723	$13,089	$23,376
Cost of sales	5,482	5,364	5,800	6,570	5,042	6,079	7,853	13,586

Gross profit	4,415	4,150	4,336	4,670	3,959	4,644	5,236	9,790

Operating expenses:
Research and development	1,220	1,109	1,128	1,116	1,402	1,813	1,939	1,851
Sales and marketing	1,257	1,409	1,577	1,677	1,311	1,533	1,756	2,790
General and administrative(1)	2,085	1,363	1,194	1,273	1,810	1,386	3,327	3,599

Total operating expenses	4,562	3,881	3,899	4,066	4,523	4,732	7,022	8,240

Income (loss) from operations	(147)	269	437	604	(564)	(88)	(1,786)	1,550
Interest (expense) income and other income (expense)	245	(74)	54	22	—	(44)	(1)	(75)

Net income (loss) before income taxes	98	195	491	626	(564)	(132)	(1,787)	1,475
Income tax benefit(2)	—	—	—	—	—	—	—	5,000

Net income (loss)	$98	$195	$491	$626	$(564)	$(132)	$(1,787)	$6,475

Net income (loss) per share—basic	$0.01	$0.01	$0.03	$0.04	$(0.03)	$(0.01)	$(0.10)	$0.37

Net income (loss) per share—diluted	$0.01	$0.01	$0.03	$0.04	$(0.03)	$(0.01)	$(0.10)	$0.34

Weighted average common shares—basic and diluted	17,577	17,577	17,577	17,577	17,577	17,577	17,577	17,577

Weighted average common shares—basic and diluted	17,856	18,237	17,838	18,103	17,577	17,577	17,577	18,996

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.4	56.4	57.2	58.5	56.0	56.7	60.0	58.1

Gross profit	44.6	43.6	42.8	41.5	44.0	43.3	40.0	41.9
Operating expenses:
Research and development	12.3	11.7	11.1	9.9	15.6	16.9	14.8	7.9
Sales and marketing	12.7	14.8	15.6	14.9	14.6	14.3	13.4	12.0
General and administrative(1)	21.1	14.3	11.8	11.3	20.1	12.9	25.5	15.4

Total operating expenses	46.1	40.8	38.5	36.1	50.3	44.1	54.7	35.3

Income (loss) from operations	(1.5)	2.8	4.3	5.4	(6.3)	(0.8)	(13.7)	6.6
Interest (expense) income and other income (expense), net	2.5	(0.8)	0.5	0.2	0.0	(0.4)	0.0	(0.3)
Provision for income taxes	0.0	0.0	0.0	0.0	0.0	0.0	(0.0)	21.4

Net income (loss)	1.0%	2.0%	4.8%	5.6%	(6.3)%	(1.2)%	(13.7)%	27.7%

(1)
Includes $3,936 and $483 of non-cash compensation expense in 2003 and 2002, respectively, resulting from the variable accounting treatment applied to certain repriced stock options. See Note 11 of Notes to Consolidated Financial Statements.

(2)
Represents benefit from reduction in the valuation allowance for deferred tax assets in the fourth quarter of 2003. The timing of the Company's changes in the estimate was dependent upon the relative certainty of factors considered by management.

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

Liquidity and Capital Resources

        Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt and stock offerings completed on January 22, 1997 and October 15, 1997. In 2002 and 2001, the Company's operations provided cash flow sufficient to fund its operational and capital requirements during the year.

        The Company's operating activities provided (used) cash of $(8.4) million, $1.2 million and $3.9 million in 2003, 2002, and 2001. The decrease of $9.6 million from 2002 to 2003 related primarily to changes in components of working capital. As such, the amount of cash provided from operations before changes in components of working capital was $4.0 million, $2.9 million, and $2.9 million in 2003, 2002, and 2001. During 2003, cash used by changes in components of working capital, approximately $12.4 million, substantially resulted from changes in accounts receivables, inventory and accounts payable. These changes related to the buildup and delivery of increased sales in the November 2003 through January 2004 time frame. During 2002, cash used by changes in components of working capital was approximately $1.7 million, with $2.9 million being provided by the Company's net income adjusted for the add-back of gain on sale of assets and depreciation and amortization expense. During 2001, cash provided from changes in components of working capital was approximately $1.0 million, with $2.9 million being provided by the Company's net income adjusted for the add-back of gain on sale of assets and depreciation and amortization expense.

        During 2003, the Company used $0.6 million in investing activities, $0.8 million related to net purchase of fixed assets and $(0.2) million for prepaid royalties. During 2002, the Company used $1.3 million in investing activities, $1.2 million related to purchase of fixed assets and $0.1 million for prepaid royalties. During 2001, the Company used $0.5 million in investing activities, primarily relating to the purchase of fixed assets.

        During 2003, the Company provided $2.4 million in financing activities, substantially related to the increase in its line of credit balance. During 2002 and 2001, respectively, the Company used $0.1 million and $3.2 million in financing activities, substantially relating to net payments made on its line of credit.

        The Company's cash availability position and overall working capital position were significantly improved as of January 31, 2004, as compared to December 31, 2003. This was the result of substantial cash collection of December 31, 2003 accounts receivable, as well as material sales during the month of January 2004. Further, the Company had $9.7 million in availability on its line of credit at January 31,

2004. Significant changes in working capital components at January 31, 2004, as compared to December 31, 2003, are shown below:

	January 31, 2004	December 31, 2003
Select working capital components (in millions)
Currents Assets:
Cash	$4.6	$4.6
Accounts receivable	19.1	19.8
Inventory	11.9	18.0
Current Liabilities:
Line of credit	—	7.5
Accounts payable	5.4	8.6

        In the normal course of its business activities, the Company is required under contracts with various government authorities to provide letters of credit or bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2004, have a total undrawn balance of $0.3 million on December 31, 2003. Bonds, which expire on various dates, totaled $7.3 million at December 31, 2003. In early 2000, the Company obtained a commitment from a major insurance company that provided for up to $20 million in new bonding arrangements at favorable rates and terms. Because of the Company's performance in 2000, the bonding insurer indicated that any future bonding arrangements must be partially supported by collateral, either with an irrevocable letter of credit or cash. As such, the Company secured an additional bonding arrangement with an alternate provider. This agreement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. The Company believes its bonding arrangements provide it with sufficient bonding availability through 2004; however, the Company continues to seek improved bonding alternatives with increased limits.

        The Company also leases various equipment and buildings under operating leases. Future minimum rental payments under non-cancelable operating lease agreements are approximately: $0.8 million in 2004; $0.5 million in 2005; $0.6 million in 2006; $0.5 million in 2007; and $0.4 million in 2008. The Company anticipates that, in the normal course of business, leases will be renewed or replaced as they expire.

        In November 2002 the Company entered into a $10.0 million secured line of credit with Bank of America. The line of credit, bearing interest at a rate of LIBOR plus 200 basis points, is collateralized by substantially all the Company's assets. Borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. This new revolving line of credit expires in September 2004 and contains certain financial covenants with which the Company was in compliance at December 31, 2003.

        At December 31, 2003, the Company had $7.5 million outstanding on the revolving line of credit. During 2003, the average borrowing under the Company's line of credits was $0.6 million, and the weighted average interest rate was 10.4%; the relatively high effective interest rate in 2003 resulted from unused line availability fees as the Company substantially borrowed on the line of credit only in the fourth quarter. At December 31, 2003, the Company had unrestricted cash of $4.6 million and approximately $2.2 million of available credit under the above line.

        The Company currently does not anticipate paying cash dividends in the foreseeable future.

Tabular Disclosure of Contractual Obligations

        The Company's known contractual obligations as of December 31, 2003 are shown below:

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations (in millions)
Long-term debt obligations	$0.5	$0.1	$0.2	$—	$0.2
Operating lease obligations	4.8	0.8	1.1	0.9	2.0
Purchase obligations	6.5	6.5	—	—	—
Other long-term liabilities—deferred revenue	1.8	1.2	0.3	0.3	—

Total	$13.6	$8.6	$1.6	$1.2	$2.2

Pending Claims

        The Company's liquidity and results of operations could be adversely affected by unfavorable outcomes of pending litigation, particularly the claims filed against the Company by ASRC. See PART I. ITEM 3—LEGAL PROCEEDINGS.

Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is currently not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial position or results of operations.

Critical Accounting Policies

        The preparation of the Company's consolidated financial statements in conformity with "generally accepted accounting principles" ("GAAP") requires management to make judgments, estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. The Company regularly evaluates the accounting policies and estimates used to prepare its financial statements. Estimates are used for, but not limited to: the accounting for allowance for doubtful accounts and sales returns; application of the percentage of completion accounting for long-term contract revenues, inventory reserves, valuation allowance for deferred income tax asset, and contingencies. These estimates are based on historical experience and various assumptions that the Company believes to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

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

Revenue

        The Company's revenue recognition policy is in accordance with the criteria put forth in Staff Accounting Bulletins 101 and 104. Revenues are recognized when the earnings process is complete, less an estimate for an allowance for returns, if applicable, if collection is reasonably assured. The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership, are transferred to the customer at point of shipment or point of delivery. For sales where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, the Company recognizes revenue when the contingency lapses, generally upon cash collection.

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

        The Company periodically reviews its revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletins 101 and 104.

Inventory

        Inventory is recorded at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. The Company periodically assesses its inventory for potential obsolescence and lower-of-cost-or-market issues. The Company makes estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventory based on backlog, product pricing, the ability to liquidate or sell older inventory, and the impact of introducing new products. Charges associated with providing for inventory obsolescence, or revisions to related reserves, have historically correlated with selling activity and have had a consistent impact on the Company's gross margins over the last three fiscal years.

Goodwill

        In July 2002, the FASB issued SFAS No. 142. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment, on at least an annual basis, by applying a fair value-based test. The Company adopted the provisions SFAS No. 142 effective January 1, 2002. At least annually, the Company assesses goodwill, using a fair value-based test, consistent with SFAS No. 142. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. In evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. The estimates use assumptions about the Company's market segment share in the future and about future expenditures by government entities for wireless communications products. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. If the Company fails to deliver new products, if the products fail to gain expected market acceptance, or if the Company fails to achieve assumed revenue growth rates or assumed gross margin, the Company may incur charges for impairment of goodwill in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Although all of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for the Company. While most international sales are supported by letters of credit, the purchase of Company products by international customers presents increased risks, which include:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statement, and the notes thereto, and the financial statement schedule filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act ("Disclosure Controls") as of the year ended December 31, 2003. This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). The effectiveness of the Company's Disclosure Controls, as determined by this evaluation, is disclosed in the Chief Executive Officer's Certification of Report on Form 10-K for the Year Ending December 31, 2003 and the Chief Financial Officer's Certification of Report on Form 10-K for the Year Ending December 31, 2003 (together, "Certifications").

        Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected, and, thus, the Company's management cannot provide absolute assurance that the Company's Disclosure Controls will prevent all errors and all fraud.

        The Company's Disclosure Controls are also evaluated on an ongoing basis by its Finance organization. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and to make modifications as necessary. The Company's intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

        Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective as of the year ended December 31, 2003 to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company's Disclosure Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with GAAP.

PART III

        Incorporated by reference in Items 10 to 13 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board—Proposal 1: Elect Two Directors," "Information About Directors and Executive Officers," "Information About Transcrypt Common Stock Ownership—Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 2003?," and "Code of Ethics" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the sections entitled "Information about Directors and Executive Officers" and "Information about Transcrypt Common Stock Ownership—Compensation Committee Interlocks and Insider Participation" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled "Information about Transcrypt Common Stock Ownership" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled "Information about Directors and Executive Officers—Certain Relationships and Related Transactions" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled "Information about the Company's Independent Public Accountants" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are included in this report at the page numbers indicated.

Page No.
1.	Financial Statements and Schedules
	Report of Independent Certified Public Accountants	F-1
	Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2
	Consolidated Statements of Operations for the Years ended December 31, 2003, 2002 and 2001	F-3
	Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2003, 2002 and 2001	F-4
	Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001	F-5
	Notes to Consolidated Financial Statements	F-6 to F-23
2.	Supplemental Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts and Reserves	S-1

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

  Form of Indemnification Agreement between the Company and each executive officer and director of the Company. Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, No. 333-14351, declared effective on January 22, 1997 (hereinafter the "January 1997 Registration Statement").

  Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999. Incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-21681 (hereinafter known as the "1998 Form 10-K").

  Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002. Incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-21681 (hereinafter known as the "2002 Form 10-K").

  Transcrypt International, Inc. Michael Jalbert 1999 Stock Option Agreement. Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-48836 (hereinafter known as the "Jalbert S-8 Registration Statement").

  Letter Agreement dated August 13, 2001 between Transcrypt International, Inc. and Massoud Safavi, regarding employment rights. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-21681 (hereinafter known as the "2001 Form 10-K").

  Transcrypt Executive Health Program. Incorporated by reference to Exhibit 10.14 to the 2001 Form 10-K.

Exhibit Index:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999, File No. 0-21681).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the January 1997 Registration Statement).
4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the January 1997 Registration Statement).
10.1	Transcrypt International, Inc. 1999 Non Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K).
10.3	RESERVED
10.4	Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the S-8 Registration Statement).
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
10.37-10.40	RESERVED
10.41	Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999 (incorporated herein by reference to Exhibit 10.41 to the 1998 Form 10-K).
10.42	Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002 (incorporated herein by reference to Exhibit 10.42 to the 2002 Form 10-K).
10.43-10.45	RESERVED
10.46	Transcrypt International, Inc. Michael Jalbert 1999 Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Jalbert S-8 Registration Statement).
10.47	Lease Agreement between the Company and Walnut Hill/DBI Ventures I, L.P. dated December 17, 2003.

10.48
Revolving Line of Credit Loan Agreement and Security Agreement between the Company and Bank of America, N.A., dated November 19, 2002 (incorporated herein by reference to Exhibit 10.48 to the 2002 Form 10-K).
10.49	Lease Agreement between the Company and Waseca Properties, LLC dated December 30, 1999 (incorporated herein by reference to Exhibit 10.49 to the 1999 Form 10-K).
11.1	Statement re. Computation of Per Share Earnings.
21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-21681).
23.1	Consent of Grant Thornton LLP.
31.1	Chief Executive Officer's Certification of Report on Form 10-K for Year Ended December 31, 2003.
31.2	Chief Financial Officer's Certification of Report on Form 10-K for Year Ended December 31, 2003.
32	Written Certification of Chief Executive Officer and Chief Financial Officer, dated February 24, 2004, pursuant to 18 U.S.C. § 1350.

*
Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

(b)
Reports on Form 8-K

The Company filed a report on Form 8K on December 18, 2003, under Item 9. "Regulation FD Disclosure" to report the Company's press release, which provided updated performance guidance for 2003.

The Company filed a report on Form 8K on November 10, 2003, under Item 12. "Regulation FD Disclosure" to report the Company's press release announcing financial results for the three months and nine months ended September 30, 2003.

(c)
Exhibits Required by Item 601 of Regulation S-K

        See Item 15(a)(3) above.

  (d)
  Additional Financial Statements

        See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFJ, INC.
By:	/s/ MICHAEL E. JALBERT Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) Dated: February 24, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL E. JALBERT Michael E. Jalbert	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2004
/s/ MASSOUD SAFAVI Massoud Safavi	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2004
/s/ EDWARD H. BERSOFF Edward H. Bersoff	Director	February 24, 2004
/s/ VERONICA HAGGART Veronica Haggart	Director	February 24, 2004
/s/ WINSTON J. WADE Winston J. Wade	Director	February 24, 2004
/s/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	February 24, 2004

INDEPENDENT REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
EFJ, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of EFJ, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EFJ, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II of EFJ, Inc. and Subsidiaries for each the three years in the period ended December 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota February 6, 2004

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(in thousands, except share data)

ASSETS

	2003	2002
Current assets:
Cash and cash equivalents	$4,644	$11,333
Accounts receivable, net of allowance for returns and doubtful accounts of $104 and $236	19,754	6,568
Receivables—other	157	252
Cost in excess of billings on uncompleted contracts	869	1,686
Inventory	18,040	11,671
Deferred income taxes	1,500	1,000
Prepaid expenses	587	487

Total current assets	45,551	32,997
Property, plant and equipment, net	2,779	2,601
Deferred income taxes, net of current portion	6,500	2,000
Intangible assets, net of accumulated amortization	6,753	6,760
Other assets	686	898

TOTAL ASSETS	$62,269	$45,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$7,500	$5,000
Current portion of long-term debt obligations	127	22
Accounts payable	8,582	4,007
Billings in excess of cost on uncompleted contracts	30	38
Deferred revenue	1,191	961
Accrued expenses	3,406	2,317

Total current liabilities	20,836	12,345
Long-term debt obligations, net of current portion	426	264
Deferred revenue, net of current portion	601	160

TOTAL LIABILITIES	21,863	12,769

Stockholders' equity:
Preferred stock ($.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 25,000,000 voting shares authorized, 17,359,973 and 17,359,773 issued and outstanding at December 31, 2003 and 2002; 600,000 non-voting shares authorized, 217,542 issued and outstanding)	176	176
Additional paid-in capital	100,845	96,918
Accumulated deficit	(60,615)	(64,607)

TOTAL STOCKHOLDERS' EQUITY	40,406	32,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,269	$45,256

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002, and 2001

(in thousands, except share and per share data)

	2003	2002	2001
Revenues	$56,189	$40,787	$44,168
Cost of sales	32,560	23,216	26,610

Gross profit	23,629	17,571	17,558

Operating expenses:
Research and development	7,005	4,573	4,972
Sales and marketing	7,390	5,920	5,093
General and administrative, inclusive of non-cash stock option repricing expense adjustment of $3,936 and $483 in 2003 and 2002 (See Note 12)	10,122	5,915	7,332

Total operating expenses	24,517	16,408	17,397

Income (loss) from operations	(888)	1,163	161
Interest income	35	71	372
Interest expense	(186)	(28)	(352)
Other income, net	31	204	363

Income (loss) before income taxes	(1,008)	1,410	544
Income tax benefit	5,000	—	—

Net income	$3,992	$1,410	$544

Net income per share—basic	$0.23	$0.08	$0.03

Net income per share—diluted	$0.21	$0.08	$0.03

Weighted average common shares—basic	17,577,335	17,577,315	16,617,426

Weighted average common shares—diluted	18,684,451	18,008,496	16,617,426

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2003, 2002 and 2001

(in thousands, except share data)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Par Value			Total
Balance, December 31, 2000	14,342,123	$143	$92,188	$(66,561)	$25,770
Issuance of common stock for litigation settlement	3,197,001	32	4,240		4,272
Other	38,191	1	7		8
Net income				544	544

Balance, December 31, 2001	17,577,315	176	96,435	(66,017)	30,594
Expense related to repriced options	—	—	483		483
Net income				1,410	1,410

Balance, December 31, 2002	17,577,315	176	96,918	(64,607)	32,487
Expense related to repriced options	—	—	3,936		3,936
Other	200	—	(9)		(9)
Net Income				3,992	3,992

Balance, December 31, 2003	17,577,515	$176	$100,845	$(60,615)	$40,406

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

(in thousands, except share data)

	2003	2002	2001
Cash flows from operating activities:
Net income	$3,992	$1,410	$544

Adjustments to reconcile net income to net cash provided by (used in) Operating activities:
Depreciation and amortization	1,093	1,072	2,460
Gain on sale of fixed assets	(54)	(107)	(118)
Deferred income taxes	(5,000)	—	—
Non-cash compensation—intrinsic value of repriced options	3,936	483	—
Changes in assets and liabilities:
Accounts receivable	(13,091)	213	(2,830)
Cost in excess of billings on uncompleted contracts	817	(70)	84
Inventory	(6,369)	(409)	3,863
Prepaid expenses and other assets	(100)	(597)	(29)
Accounts payable	4,575	(402)	265
Billings in excess of cost on uncompleted contracts	(8)	(109)	(1,231)
Accrued expenses	1,089	(408)	835
Deferred revenue	685	99	8

Total adjustments	(12,427)	(235)	3,307

Net cash provided by (used in) operating activities	(8,435)	1,175	3,851

Cash flows from investing activities:
Proceeds from sale of fixed assets	47	41	63
Purchase of fixed assets	(897)	(1,173)	(803)
Decrease (increase) in other assets	212	(147)	264

Net cash used in investing activities	(638)	(1,279)	(476)

Cash flows from financing activities:
Proceeds (payments) on revolving lines of credit, net	2,500	(120)	(3,160)
Principal payments on long-term debt	(107)	(25)	(42)
Other	(9)	—	—

Net cash provided by (used in) financing activities	2,384	(145)	(3,202)

Net increase (decrease) in cash and cash equivalents	(6,689)	(249)	173
Cash and cash equivalents, beginning of year	11,333	11,582	11,409

Cash and cash equivalents, end of year	$4,644	$11,333	$11,582

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $46, $35 and $383 during the years 2003, 2002 and 2001, respectively.

The Company paid $30 of income taxes in 2002; no payments were made in 2003 and 2001.

In 2003 and 2002, respectively, the Company acquired $374 and $292 of property, plant and equipment in exchange for long-term debt.

In 2002 and 2001, respectively, the Company decreased its deferred tax valuation allowance, recognizing a net deferred tax asset of $2,500 and $500, which amounts were offset against the Company's goodwill.

The Company issued 3,197,001 shares of common stock in 2001 as payment of litigation settlements in the amount of $4,272. The Company also issued 38,191 shares of common stock in 2001 for certain liabilities amounting to $8.

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share data)

1. Significant Accounting Policies:

        The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Organization

        EFJ, Inc. (the "Company") is a Delaware corporation engaged in the design, manufacture and marketing of wireless communication products and systems and information security products. Through its EFJohnson subsidiary ("EFJohnson"), the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers and mobile and portable radios. Through its Transcrypt International subsidiary ("Transcrypt"), the Company designs, develops, manufactures and markets encryption devices for land mobile radios. The Company operates in two segments: wireless communications (EFJohnson), located in Waseca, Minnesota; and information security (Transcrypt), located in Lincoln, Nebraska. In both segments, the Company primarily markets its products to: domestic public safety/public service and other government users; domestic commercial users; and international customers.

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

Revenue Recognition

        If collection is reasonably assured, and no significant future obligations or contingencies associated with the sale exist, revenues for product sales are recognized when product is shipped, less an estimate for an allowance for returns or doubtful accounts, if applicable. For shipments where collection is not reasonably assured, the Company recognizes revenue as cash is received. If collection is contingent on a future event, such as a reseller of product selling the product to the end user, the Company recognizes revenue when the contingency lapses, generally upon cash collection. The Company's sales typically do not provide the customer with the right of return except as provided under the Company's warranties.

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

        Deferred revenue includes unearned warranty fees on extended product warranty and maintenance contracts sold to customers. The Company recognizes the fees based on the expected warranty repairs to be incurred over the life of the contract, generally on a straight-line basis. Deferred revenue also includes the deferred gain discussed in Note 8.

        The Company's policy does not require significant collateral or other security to support the substantial portion of its receivables. However, the Company typically requests collateral on certain foreign sales that carry higher than normal risk characteristics.

Inventory

        Inventory is recorded at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. Management periodically assesses its inventory for potential obsolescence and lower-of-cost-or-market issues and adjusts inventory balances accordingly.

Receivables

        Accounts receivable are presented in the balance sheet at net realizable value, which equals the gross receivable value less allowance for bad debts and estimated returns and allowances. Such allowances are based upon management's estimate of non-collectibility due to customer factors, product quality, and current economic conditions. The allowance for returns and doubtful accounts decreased from $236 (or 3.5% of gross receivable value) at December 31, 2002 to $104 (or 0.5% of gross receivable value) at December 31, 2003. The primary reason for the decrease was the substantial change in the Company's sales mix; federal receivables accounted for 87% of gross receivable value at December 31, 2003, as compared to 36% at December 31, 2002.

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

Intangible Assets

        Goodwill represents the excess of purchase price over fair value of assets acquired. Effective January 1, 2002, with the Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, goodwill and certain other intangible assets are no longer amortized to earnings, but instead is periodically reviewed for impairment. The Company assesses the recoverability of goodwill and other intangible assets by performing a fair value impairment test, at least annually. If it is determined that impairment has occurred, the goodwill is written down to its estimated net realizable value. Prior to 2002, the Company amortized goodwill and certain other assets over the estimated useful lives of such assets.

Warranty Costs

        The Company substantially provides a one-year warranty on its products. The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

        The following represents a reconciliation of changes in the Company's accrued warranty as of December 31, 2003 and 2002:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2002	$434	$869	$852	$451
Year Ended December 31, 2003	451	1,117	841	727

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

Income Per Share

        Basic net income per share is calculated based upon the weighted average number of common shares outstanding during the period. Further, in 2001, the potential dilution from stock options is not material as substantially all of the outstanding stock options at December 31, 2001 have exercise prices above the common stock's market value. As such, options to purchase 1,313,413 shares of common stock, with weighted average exercise price of $0.683, were outstanding at December 31, 2001, but such options were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares. Outstanding options at December 31, 2003 and 2002, to purchase 1,723,736 and 1,528,186 shares of common stock, with weighted average exercise prices of $0.818 and $0.683, were used in the computation of common share equivalents for 2003 and 2002, respectively. All outstanding options at December 31, 2003 and 2002 were included in the computation at that date as all such options had exercise prices below the annual average trading price in the respective years, i.e., $3.02 per share in 2003 and $0.99 per share in 2002.

Research and Development Costs

        Research and development ("R&D") costs are expensed as incurred in accordance with SFAS No. 2, Accounting for Research and Developments Costs. Equipment purchased that has alternative future benefit in R&D activities is capitalized; resulting depreciation is recorded as R&D expense.

Additionally, R&D costs include employee salaries directly related to R&D efforts and all other costs directly allocable to R&D efforts, including equipment for which there is no alternative use. R&D costs are presented separately as an operating expense in the Company's consolidated statements of operations.

Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is currently not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial position or results of operations.

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

Reclassifications

        Certain amounts in 2002 have been reclassified to conform to current year presentation. The reclassifications did not affect net income or stockholders' equity as previously reported.

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

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001, the Company's net income and pro forma income (loss) per share would have been as follows:

	2003	2002	2001
Net income—as reported	$3,992	$1,410	$544
General and administrative expenses for management stock option compensation	313	357	785

Pro forma net income (loss)	$3,679	$1,053	$(241)

Net income per share, basic—as reported	$0.23	$0.08	$0.03
Net income per share, diluted—as reported	$0.21	$0.08	$0.03
Pro forma net income (loss) per share, basic.	$0.21	$0.06	$(0.01)
Pro forma net income (loss) per share, diluted	$0.20	$0.06	$(0.01)

        The weighted average fair value per option at date of grant during 2003, 2002 and 2001 was $1.38, $0.74, and $1.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2003	2002	2001
Expected option life	10 years	10 years	10 years
Expected annual volatility	75%	193%	184%
Risk-free interest rate	3.99%	2.93%	4.39%
Dividend yield	0%	0%	0%

2. Inventory:

        During the year ended December 31, 2003, the Company sold, disposed of, or otherwise wrote off, $2,850 of obsolete inventory that was substantially reserved at December 31, 2002. As a result of these disposal activities, the Company incurred an additional charge to cost of sales of approximately $1,000 in 2003.

        The following is a summary of inventory at December 31:

	2003	2002
Raw materials and supplies	$8,069	$7,562
Work in process	1,350	1,646
Finished goods	9,250	4,931

	18,669	14,139
Less: reserve for obsolescence	629	2,468

Net Inventory	$18,040	$11,671

3. Contracts in Progress:

        Costs incurred to date, estimated earnings and the related progress billings to date on contracts in progress are as follows as of December 31:

	2003	2002
Costs on uncompleted contracts	$3,583	$2,716
Profits in uncompleted contracts	3,150	2,786

	6,733	5,502
Less billings	5,894	3,854

	$839	$1,648

The above is included in the consolidated balance sheet as follows:
Cost in excess of billings on uncompleted contracts	$869	$1,686
Billings in excess of cost on uncompleted contracts	(30)	(38)

	$839	$1,648

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

4. Property, Plant and Equipment:

        Property, plant and equipment consist of the following at December 31:

	2003	2002
Land and land improvements	$158	$158
Buildings and improvements	677	572
Equipment	9,434	9,068
Furniture and fixtures	1,211	1,158
Software	1,511	1,506
Construction in progress	207	256

	13,198	12,718
Less accumulated depreciation and amortization	10,419	10,117

	$2,779	$2,601

5. Intangible Assets:

        As required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize its goodwill, but instead reviews its goodwill for impairment, at least annually. The Company performed fair value-based impairment tests, in accordance with SFAS No. 142, at December 31, 2003 and 2002, concluding that no impairment of goodwill had occurred as of these dates. No events occurred during the years ended December 31, 2003 and 2002 that would indicate that an impairment of such assets had taken place. As of January 1, 2002, certain of the Company's intangible assets (customer base, acquired workforce, and tradename) were reclassified to goodwill, as these assets, per SFAS No. 141, Business Combinations, were not deemed separable from goodwill for purposes of recognition. The Company amortized $1,137 of goodwill and certain other intangible assets in 2001. Had this amortization expense not been recorded in 2001, net income and net income per share would have been $1,681 and $0.10, respectively.

        Amortization expense, related to intangible assets, which are subject to amortization, was $5 and $109 for the year ended December 31, 2003 and 2002. Amortization expense of intangible assets subject to amortization is anticipated to be approximately $8 for 2004 and annually thereafter through 2012. Intangible assets consist of the following:

	December 31, 2003		December 31, 2002
Goodwill		$6,690		$6,690
Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—

Patents	113		113
Less: accumulated amortization	50	63	43	70

Total		$6,753		$6,760

        In the fourth quarters of 2002 and 2001, the Company decreased its deferred tax asset valuation allowance by $3,400 and $546, respectively, thereby recognizing a net deferred tax asset of $3,000 and

$500 at December 31, 2002 and 2001. These amounts were offset against goodwill as it was determined that the adjusted deferred tax asset valuation allowance related to an amount established at the time of the purchase of EFJohnson in regards to acquired net operating losses ("NOL's"). As of December 31, 2003 and 2002, goodwill includes no further amounts related to such acquired NOL's.

6. Revolving Line of Credit:

        The Company has a $10.0 million secured line of credit agreement with Bank of America. The line of credit bears interest at a rate of LIBOR plus 200 basis points, an effective rate at December 31, 2003 of 3.15%, which rate may be increased to LIBOR plus 275 basis points dependent upon certain debt ratios. The line of credit is collateralized by substantially all the Company's assets. Borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. The agreement, which expires September 30, 2004, includes certain covenants, including financial covenants, with which the Company was in compliance as of December 31, 2003.

        At December 31, 2003 and 2002, respectively, the Company had $7,500 and $5,000 outstanding on its lines of credit. Average borrowings under the Company's lines of credit and the weighted average interest rate were, respectively, $585 and 10.4% during 2003, while it was $276 and 5.0% during 2002. The relatively high effective interest rate in 2003 resulted from unused line availability fees as the Company substantially borrowed on the line of credit only in the fourth quarter. The total available credit under the line of credit was $2,184 as of December 31, 2003.

7. Long-Term Debt:

        Long-term debt at December 31, 2003 includes a mortgage on certain property, as well as notes for financing of equipment. Future principal payments as of December 31, 2003 are as follows:

Year Ending December 31
2004	$127
2005	133
2006	71
2007	13
2008	8
Thereafter	201

$553

8. Leases:

        In 1999, the Company entered into sale-leaseback transactions involving its facilities in Lincoln, Nebraska and Waseca, Minnesota. Under the terms of the Lincoln agreement, the Company leases a minor portion of the facility under a five-year operating lease terminating in May 2004. Under the terms of the Waseca agreement, the Company leases approximately 60% of the facilities under a five-year operating lease terminating in December 2004. The gain on the sale of the Waseca building was deferred and was being realized on a straight-line basis over the life of the lease. Because of expenses offset against the deferred gain, no further gain remains at December 31, 2003.

        The Company also leases various equipment and buildings under operating leases. Rent expense was $730, $680, and $930 for the years 2003, 2002 and 2001, respectively. The Company anticipates, in the normal course of business, that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating lease agreements as of December 31, 2003 are as follows:

Year Ending December 31
2004	$772
2005	542
2006	552
2007	502
2008	400

$2,768

9. Income Taxes:

        The components of the income tax expense for the years ending December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	5,000	—	—
State	—	—	—

Total	$5,000	$—	$—

        A reconciliation of the Company's effective tax rate to the U.S. federal statutory rate is as follows:

	2003	Percent	2002	Percent	2001	Percent
U.S. federal tax at statutory tax rate	$(343)	34.0%	$480	34.0%	$185	34.0%
Decrease in valuation allowance	(5,800)	575.4	—	—	—	—
Use of net operating loss ("NOL") carryforwards	(227)	22.5	(550)	(39.0)	(435)	(80.0)
Non deductible amortization	8	(0.8)	35	2.5	250	46.0
Non-cash compensation expense	1,338	(132.7)	164	11.6
Other	24	(2.4)	(129)	(9.1)	—	—

	$(5,000)	496.0%	$—	0.0%	$—	0.0%

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 2003 and 2002 relate to the following:

	2003	2002
Special compensation expense	$1,400	$1,400
Allowance for bad debts and returns	40	90
Reserve for inventory obsolescence	170	770
NOL carryforwards	20,350	20,980
General business credits	2,400	2,200
Difference between tax and book amortization	1,310	1,310
Difference between tax and book depreciation	250	225
Difference between tax and book liability accruals and prepaid assets	180	(75)

Gross deferred tax assets	26,100	26,900
Less valuation allowance	18,100	23,900

	$8,000	$3,000

        In 2003, 2002 and 2001, the valuation allowance was reduced, net of current year timing effects, by $5,000 and $3,000, and $500, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize fully its deferred tax asset, the Company will need to generate future taxable income of at least $77.6 million prior to expiration of its NOL carryforwards. Taxable income for the years ended December 31, 2003 and 2002 was approximately $1.8 million and $0.1 million. Taxable loss for the year ended December 31, 2001 was approximately $5.0 million.

        As a result of the aforementioned decreases in the valuation allowance, the Company's net deferred tax asset recorded on the balance sheet totaled $8,000 at December 31, 2003, $3,000 at December 31, 2002 and $500 at December 31, 2001. The resulting increases in the Company's deferred tax asset in 2002 and 2001 were offset against goodwill as the amounts were determined to relate to the original $3,000 valuation allowance for deferred tax assets established at the time of the EFJohnson acquisition (relating to acquired NOL carryforwards). All subsequent tax benefits, including the amount recognized in 2003, will be recognized as an income tax benefit in the Company's Consolidated Statement of Operations. Management's conclusions regarding these adjustments to the valuation allowance included, among other considerations, the Company's operating results during 2003, 2002 and 2001, its current and expected customer base, technological and competitive factors impacting its current products, and management's estimates of future earnings based on information currently available. Should factors underlying management's estimates change, future adjustments to the Company's valuation allowance may be necessary.

        Taxable net operating loss carryforwards, totaling $59.9 million at December 31, 2003, originated in 1996 through 2001 and expire in 2011 through 2016. The Company has approximately $5,500 remaining in NOL carryforwards attributable to EFJohnson, which expire in 2012. Tax regulations limit the amount that may be utilized on these acquired net operating losses on an annual basis to approximately $588.

10. Accrued Expenses:

        Accrued expenses consist of the following at December 31, 2003 and 2002:

	2003	2002
Payroll, bonuses and employee benefits	$1,314	$1,159
Commissions	1,310	654
Warranty reserve	727	451
Other expenses	55	53

	$3,406	$2,317

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

        On or about June 8, 2001, Electronic Engineering Company ("EEC") filed a complaint in the Iowa District Court of Polk County, against EFJohnson. Plaintiff alleged that EFJohnson engaged in wrongful activities in connection with a transaction for the installation of an EFJohnson 900-megahertz trunked radio system. The Company vigorously contested these allegations. In May 2002, the parties entered into a settlement whereby: (i) EEC returned to the Company certain of EFJohnson' s equipment previously sold to EEC; (ii) EFJohnson forgave a $133 receivable due from EEC; and (iii) the Company paid EEC $200. Both parties executed and exchanged general releases.

        On or about February 5, 2001, ASRC Communication ("ASRC") filed a complaint in United States District Circuit Court of Alaska, against EFJohnson. ASRC alleges that EFJohnson engaged in wrongful activities in association with radio products sold to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $500 of products from EFJohnson since 1999. ASRC's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act. The complaint anticipated that the State of Alaska would formally prosecute its administrative claim against ASRC for damages associated with EFJohnson manufactured radios. At this time, the State of Alaska has not formally prosecuted its administrative claim against ASRC. The State of Alaska has stated that it has damages in excess of $800. In August 2003, ASRC and EFJohnson dismissed ASRC's complaint against the Company. Under an agreement, EFJohnson shall defend ASRC, at EFJohnson's expense, against any State's claim alleging non-performance of the EFJohnson radios. In addition, the parties will resolve any issue or dispute through mediation and binding arbitration. The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action.

        In September 2003, EFJohnson received a request for approximately $400 for third-party commissions allegedly due in conjunction with certain product sales to the federal government. The Company has recorded a liability of $80 at December 31, 2003 in regards to this matter and disputes any liability above this recorded amount. The Company believes that it has meritorious contractual defenses against such demand and intends to vigorously contest such allegation. However, due to the fact that the assertion is undefined, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this request for payment.

        The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

        In the normal course of its business activities, the Company is required under a contract with various government authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letters of credit, which expire on various dates in 2004 and 2006, have a total undrawn balance of $0.3 million. Bonds, which expire on various dates, totaled $7.3 million on December 31, 2003. As of that date, no bonds had been drawn upon.

12. Option Plans:

        Under the Company's 1996 Stock Incentive Plan (the "Plan"), any employee, including any director of the Company and any non-employee director or independent contractor of the Company, is eligible to be considered for the issuance of shares of common stock or of any other class of security or right of the Company which is convertible into common stock. There are approximately 860,000 remaining shares available to be issued under this Plan. The Plan provides that, unless otherwise provided by the Plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year.

        During 2001 and 2000, the Company cancelled and reissued 620,000 and 366,000 stock options, respectively, under the Plan to lower the exercise price of those options to an amount approximately 150% of the prevailing market value of the Company's common stock (the "repricing"), that is $0.656 per share. The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. Further, in 2001, similar to the Company's aforementioned repricing decision, the Company decreased the exercise price of the 200,000 stock options issued to its Chief Executive Officer in 1999

(pursuant to the Michael Jalbert 1999 Stock Option Agreement, hereafter referred to as "Mr. Jalbert's Option Agreement") from $1.4375 to $0.656 per share. The Company previously accounted for these option grants as fixed plan awards. Subsequent to the repricings through December 31, 2001, the quoted value of the Company's common stock was not above the exercise price of the options by any substantial amount or for any substantial length of time; as such, no compensation expense was recognized in 2001 for the effects of these repricings. However, in 2003 and 2002 the market value of the Company's common stock generally remained above the exercise price of the repriced options, closing at December 31, 2003 and 2002, respectively, at $5.90 and $1.25 per share. The Company recorded $3,936 and $483 in non-cash compensation expense in 2003 and 2002, respectively, for the cumulative effects of the repricings.

        The status of the Company's stock options (excluding options for 200,000 shares under Mr. Jalbert's Option Agreement) is summarized as follows:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Options Exercisable
Balance at December 31, 2000	1,483,613	$1.95	775,370
Granted(1)	752,556	0.63
Forfeited(1)	(922,756)	2.67

Balance at December 31, 2001	1,313,413	0.67	810,632
Granted(1)	529,700	0.74
Forfeited(1)	(514,927)	0.69

Balance at December 31, 2002	1,328,186	0.68	665,021
Granted	227,600	1.70
Exercised	(200)	0.66
Forfeited	(31,850)	0.67

Balance at December 31, 2003	1,523,736	$0.67	793,884

(1)
Includes 620,000 and 366,000 options cancelled and reissued during 2001 and 2000, respectively, in connection with the repricing.

        The Company's outstanding options, including options for 200,000 shares under Mr. Jalbert's Option Agreement, as of December 31, 2003 are as follows:

Range of Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Exercisable Weighted Average Exercise Price
$0.390—0.390	26,000	7.3	$0.390	10,400	$0.390
0.510—0.510	167,700	8.1	0.510	33,540	0.510
0.656—0.656	954,636	6.7	0.656	875,944	0.656
0.734—0.890	350,000	8.6	0.871	74,000.0864
1.700—1.700	225,400	9.1	1.700	—	—

$0.390—1.700	1,723,736	7.5	$0.818	993,884	$0.664

13. Benefit Plans:

        The Company has a profit sharing plan, which covers substantially all employees. Contribution levels are determined annually by the Board of Directors. There were no profit sharing contributions in any of the three years ended December 31, 2003, 2002 and 2001.

        The Company also has a 401(k) plan, which covers substantially all employees. Participants may contribute up to 15% of their annual compensation and the Company makes matching contributions of 40% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Company contributions approximated $164, $164, and $160 for the years ended December 31, 2003, 2002 and 2001, respectively.

14. Fair Value of Financial Instruments:

        The carrying amount of the Company's current assets and liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving line of credit approximates fair value as calculated by discounting the future cash flows of the instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

15. Concentrations:

        Sales to the U.S. Department of Defense accounted for 42% of the all sales in 2003. Sales to the State of South Dakota accounted for 12% of all sales in 2002 and 2001. Sales to Chester County of Pennsylvania accounted for 14% of all sales in 2001.

        In addition to being a customer, Motorola is a key manufacturer of electronic components used by the Company; purchases from Motorola totaled approximately $14,424, $3,670, and $2,390 in 2003, 2002 and 2001, respectively.

16. Export Sales:

        A portion of the Company's sales are made to customers outside of the United States. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic areas, excluding Canada, were as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Europe	$1,051	$685	$1,680
Middle East and Asia	3,446	4,148	3,030
Central and Latin America	2,617	1,287	5,760

	$7,114	$6,120	$10,470

17. Related Party Transaction:

        On January 7, 2000, the Company extended an interest free loan to the Company's Chief Executive Officer, Michael E. Jalbert, in the principal amount of $175. In March 2001, the Company forgave repayment of Mr. Jalbert's loan. Accordingly, general and administrative expense in 2001 includes this charge. In April 2002, the Company extended another loan to Mr. Jalbert in the principal amount of $75. This note is due on demand and bears interest at the rate of 6%.

18. Segment and Related Information:

        The Company operates in the following two industry segments: the wireless communication industry (EFJohnson), which is comprised of the design, development, manufacture and sale of stationary land mobile radio transmitters/receivers, mobile and portable radios and complete radio communication systems; and the information security industry (Transcrypt), which is comprised of the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication.

        The Company evaluates segment results based on gross margin and income from operations. Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources. The following table is a summary of annual results for the years ended December 31, 2003, 2002 and 2001.

(in thousands)	2003	2002	2001
Revenues:
Wireless Communication	$49,028	$33,785	$38,399
Information Security	7,161	7,002	5,769

	$56,189	$40,787	$44,168

Gross Profit:
Wireless Communication	$18,292	$12,645	$13,674
Information Security	5,337	4,926	3,884

	$23,629	$17,571	$17,558

Operating Income (Loss):
Wireless Communication	$(1,915)	$(169)	$(633)
Information Security	1,027	1,332	794

Income (Loss) from Operations	(888)	1,163	161
Other Income, net	(120)	247	383

Income (Loss) before Taxes	$(1,008)	$1,410	$544

Depreciation & Amortization:
Wireless Communication	$951	$911	$2,190
Information Security	142	161	270

	$1,093	$1,072	$2,460

Assets:
Wireless Communication	$46,626	$28,647	$29,142
Information Security	6,742	4,921	5,023
Corporate	8,901	11,688	9,955

	$62,269	$45,256	$44,120

        The Company made the decision in the fourth quarter of 2000 to substantially exit the commercial LMR markets and focus its LMR sales on the domestic public safety/public service sector. Consequently, the Company's sales to the domestic public safety/public service sector have steadily increased, and the Company's sales to commercial users have decreased. The Company's sales, as per its defined customer markets, are shown below for the years ended December 31, 2003, 2002, and 2001:

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Revenues:
Domestic public safety/public service	$46,808	83%	$30,193	74%	$26,949	61%
Domestic commercial	2,100	4	4,474	11	6,749	15
International	7,281	13	6,120	15	10,470	24

Total Sales	$56,189		$40,787		$44,168

19. Unaudited Quarterly Financial Data:

        The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2003. This information has been prepared on the same basis as the financial statements appearing elsewhere in this report. The Company's operating results for any one quarter are not indicative of results for any future period. Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2003
Revenues	$9,001	$10,723	$13,089	$23,376

Income (loss) from operations	(564)	(88)	(1,786)	1,550
Interest and other income (expenses), net	—	(44)	(1)	(75)

Income (loss) before income taxes	(564)	(132)	(1,787)	1,475
Provision for income taxes	—	—	—	5,000

Net income (loss)	$(564)	$(132)	$(1,787)	$6,475

Net income (loss) per share—basic	$(0.03)	$(0.01)	$(0.10)	$0.37

Net income (loss) per share—diluted	$(0.03)	$(0.01)	$(0.10)	$0.35

2002
Revenues	$9,897	$9,514	$10,136	$11,240

Income (loss) from operations	(147)	269	437	604
Interest and other income (expense), net	245	(74)	54	22

Income before income taxes	98	195	491	626
Provision for income taxes	—	—	—	—

Net income	$98	$195	$491	$626

Net income per share—basic	$0.01	$0.01	$0.03	$0.04

Net income per share—diluted	$0.01	$0.01	$0.03	$0.03

        As explained in Note 12, the Company has repriced stock options which are accounted for as variable plan awards. As a result of the prevailing market price of the Company's common stock exceeding the Company's repriced stock options in 2003, the Company incurred non-cash compensation expense (benefit) of $446, $(150), $1,890, and $1,750 in the quarters ended March 31, June 30, September 30, and December 31, 2003, respectively. In 2002, the Company incurred non-cash compensation expense (benefit) of $437, $(76), $(199), and $321 in the quarters ended March 31, June 30, September 30, and December 31, 2002, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Charged to Expenses (Provisions)	Charged to Other Accounts	Deductions (Write-offs)	Balance at End of Period
Allowance for Doubtful Accounts for the:
Year Ended December 31, 2001	822,986	(264,653)	—	273,973	284,360
Year Ended December 31, 2002	284,360	436,782	—	485,064	236,078
Year Ended December 31, 2003	236,078	202,027	—	333,690	104,415
Inventory Obsolescence Reserve for the:
Year Ended December 31, 2001	3,155,883	171,125	—	1,167,220	2,159,788
Year Ended December 31, 2002	2,159,788	1,020,760	—	712,762	2,467,786
Year Ended December 31, 2003	2,467,786	(484,781)	—	1,354,242	628,763
Valuation Allowance for Deferred Tax Asset for the:
Year Ended December 31, 2001	24,246,000	3,654,000	(500,000)	—	27,400,000
Year Ended December 31, 2002	27,400,000	(1,000,000)	(2,500,000)	—	23,900,000
Year Ended December 31, 2003	23,900,000	(800,000)	—	5,000,000	18,100,000
Allowance for Warranty Reserve for the:
Year Ended December 31, 2001	504,896	731,500	—	802,288	434,108
Year Ended December 31, 2002	434,108	869,223	—	852,419	450,912
Year Ended December 31, 2003	450,912	1,116,785	—	841,136	726,561

See independent auditors' report

S-1

Index of Attached Exhibits

        The following documents are included in this report.

Exhibit Number	Description
10.47	Lease Agreement between the Company and Walnut Hill/DBI Ventures I, L.P. dated December 17, 2003.
11.1	Statement re. Computation of Per Share Earnings.
23.1	Consent of Grant Thornton LLP.
31.1	Chief Executive Officer's Certification of Report on Form 10-K for Year Ended December 31, 2003.
31.2	Chief Financial Officer's Certification of Report on Form 10-K for Year Ended December 31, 2003.
32	Written Certification of Chief Executive Officer and Chief Financial Officer, dated February 24, 2004, pursuant to 18 U.S.C. § 1350.

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES