Form 10-Q
period 2004-03-31
EFJ INC
filed 2004-05-03
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

YES ☐          NO ☒

As of April 23, 2004, 17,589,315 shares of the Registrant’s Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(in thousands, except share data)

	MARCH 31, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,183	$4,644
Accounts receivable, net of allowance for returns and doubtful accounts of $70 and $104, respectively	6,349	19,754
Receivables – other	198	157
Cost in excess of billings on uncompleted contracts	966	869
Inventories	12,395	18,040
Deferred income taxes	1,500	1,500
Prepaid expenses	863	587
Total current assets	34,454	45,551

Property, plant and equipment, net	3,077	2,779
Deferred income taxes	6,500	6,500
Intangible assets, net of accumulated amortization	6,751	6,753
Other assets	633	686
TOTAL ASSETS	$51,415	$62,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$—	$7,500
Current portion of long-term debt obligations	132	127
Accounts payable	4,157	8,582
Billings in excess of cost on uncompleted contracts	—	30
Deferred revenue - current	1,022	1,191
Accrued expenses	2,668	3,406
Total current liabilities	7,979	20,836

Long-term debt obligations, net of current portion	388	426
Deferred revenue, net of current portion	737	601
TOTAL LIABILITIES	9,104	21,863

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 25,000,000 voting shares authorized, 17,589,315 and 17,359,973 issued and outstanding as of March 31, 2004 and December 31, 2003; 600,000 non-voting shares authorized, 217,542 issued and outstanding at December 31, 2003, which shares were converted to voting shares during three months ended March 31, 2004)	176	176
Additional paid-in capital	99,757	100,845
Accumulated deficit	(57,622)	(60,615)
TOTAL STOCKHOLDERS’ EQUITY	42,311	40,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,415	$62,269

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2004 and 2003

(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

Revenues	$22,244	$9,001
Cost of sales	13,686	5,042

Gross profit	8,558	3,959

Operating expenses:
Research and development	2,576	1,402
Sales and marketing	2,246	1,311
General and administrative, inclusive of non-cash stock option repricing (benefit) expense adjustment of $(1,087) and $446 in 2004 and 2003 (See Note 9)	688	1,810
Total operating expenses	5,510	4,523

Income (loss) from operations	3,048	(564)

Interest income	11	12
Interest expense	(56)	(39)
Other income (expense)	(8)	27

Income (loss) before income taxes	2,995	(564)

Income tax provision	—	—

Net income (loss)	$2,995	$(564)

Net income (loss) per share – Basic	$0.17	$(0.03)
Net income (loss) per share – Diluted	$0.16	$(0.03)

Weighted average common shares – Basic	17,584,295	17,577,315
Weighted average common shares – Diluted	19,062,117	17,577,315

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2004 and 2003

(Unaudited and in thousands, except share data)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,995	$(564)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	335	251
Non-cash compensation (benefit) expense – intrinsic value of repriced options	(1,087)	446
Gain on sale of fixed assets	—	(8)
Changes in assets and liabilities:
Accounts receivable	13,364	3,060
Cost in excess of billings on uncompleted contracts	(97)	(14)
Inventories	5,645	(477)
Prepaid expenses	19	(149)
Accounts payable	(4,775)	(886)
Billings in excess of cost on uncompleted contracts	(30)	(38)
Deferred revenues	(33)	(269)
Accrued and other liabilities	(738)	(657)
Total adjustments	12,603	1,259
Net cash provided by operating activities	15,598	695

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	2
Purchase of property, plant and equipment	(633)	(79)
Other assets	108	76
Net cash used in investing activities	(525)	(1)

Cash flows from financing activities:
Payments on revolving line of credit, net	(7,500)	—
Principal payments on long-term debt	(33)	(5)
Other	(1)	—
Net cash used in financing activities	(7,534)	(5)

Net increase in cash and cash equivalents	7,539	689

Cash and cash equivalents, beginning of period	4,644	11,333

Cash and cash equivalents, end of period	$12,183	$12,022

Summary of non-cash transactions:

In the three months ending March 31, 2003, the Company acquired $374 of fixed assets in exchange for long-term debt.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2004 and 2003

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. (“EFJ” or the “Company”) at December 31, 2003, presented within this Report on Form 10-Q filing, has been derived from audited consolidated financial statements at that date.  The condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited.  The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2004.  Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period’s presentation to conform to the current presentation.

2.  ORGANIZATION AND CONSOLIDATION

The Company is a provider of land mobile radio (“LMR”) wireless communications products and systems, which are sold to: (1) domestic public safety / public service and other governmental users; (2) domestic commercial users; and (3) international customers.  Through its wholly-owned subsidiaries, E.F. Johnson Company (“EFJohnson”) and Transcrypt International, Inc. (“Transcrypt”), the Company designs, develops, manufactures and / or markets:

•                  mobile and portable LMR radios (“subscriber units”);

•                  stationary LMR transmitters / receivers (base stations or repeaters);

•                  LMR systems;

•                  information security products, based on a wide range of analog scrambling and digital encryption technologies;

•                  LMR services.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

3.  NET INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period.  The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options.  For the three months ended March 31, 2004 and 2003, substantially all outstanding stock options granted as of such dates had exercise prices lower than the average market price of the common stock for the respective periods and are, thereby, considered common stock equivalents in the calculation of the diluted weighted average common shares.  The Company uses the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the three-month periods presented.

For the three months ended March 31, 2003, the impact of outstanding stock options on diluted EPS was anti-dilutive as the period had a net loss; accordingly, basic EPS is used for both basic and diluted EPS for the period.  Had the Company not incurred a net loss for the three months ending March 31, 2003, the diluted weighted average common shares would have been 18,761,344.  Because of the net loss condition, the Company uses weighted average outstanding common shares for both the basic and diluted weighted average common shares, or 17,577,315 for the period ending March 31, 2003.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three months ended March 31, 2004 and 2003, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three months ended March 31,
	2004	2003

Net income (loss) — as reported	$2,995	$(564)
General and administrative expenses for management stock option compensation	531	363
Pro forma net income (loss)	$2,464	$(927)

Net income (loss) per share, basic — as reported	$0.17	$(0.03)
Net income (loss) per share, diluted — as reported	0.16	(0.03)
Pro forma net income (loss) per share, basic	0.14	(0.06)
Pro forma net income (loss) per share, diluted	0.13	(0.06)

The weighted average fair value per option at date of grant during the three months ended March 31, 2004 and 2003 was $5.46 and $1.70, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months ended March 31,
	2004	2003
Expected option life	10 years	10 years
Expected annual volatility	161%	193%
Risk-free interest rate	3.98%	2.93%
Dividend yield	0%	0%

5. INVENTORIES

The following is a summary of inventories:

	March 31, 2004	December 31, 2003
Raw materials and supplies	$7,230	$8,069
Work in progress	963	1,350
Finished goods	4,914	9,250
	13,107	18,669
Reserve for obsolescence	712	629
Total inventories	$12,395	$18,040

6.  INTANGIBLE ASSETS

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company does not amortize its goodwill and tradename, both of which relate solely to the Company’s EFJohnson segment, but instead reviews such assets for impairment, at least annually.  The Company performed fair value-based impairment tests, in accordance with SFAS No. 142, at December 31, 2003 and 2002, concluding that no impairment of goodwill or tradename had occurred as of these dates.  No events occurred during the three months ended March 31, 2004 and 2003 that would indicate that an impairment of such assets had taken place as of such dates.  As of January 1, 2002, certain of the Company’s intangible assets (primarily acquired workforce) were reclassified to goodwill, as these assets, per SFAS No. 141, Business Combinations, were not deemed separable from goodwill.

Amortization expense, related to intangible assets which are subject to amortization, was $2 for the three months ended March 31, 2004 and 2003.  Amortization expense of intangible assets subject to amortization is anticipated to be $8 for 2004 and annually thereafter through 2012.  Intangible assets consist of the following:

	March 31, 2004		December 31, 2003
Intangible assets not subject to amortization:
Goodwill		$5,126		$5,126
Tradename		1,564		1,564

Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—
Patents	113	113
Less: accumulated amortization	52	61	50	63
Total		$6,751		$6,753

7.  REVOLVING LINE OF CREDIT

The Company has a $10.0 million secured line of credit agreement with Bank of America.  The line of credit bears interest at a rate of LIBOR plus 200 basis points, the effective rate at March 31, 2004, which rate may be increased to LIBOR plus 275 basis points dependent upon certain debt ratios. The line of credit is collateralized by substantially all the Company’s assets.  Borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables.  The agreement, which expires September 30, 2004, includes certain covenants, including financial covenants, with which the Company was in compliance as of March 31, 2004 and December 31, 2003.  At March 31, 2004 and December 31, 2003, the Company had zero and $7,500, respectively, outstanding on its line of credit.  The total available credit under the line of credit was $6.6 million as of March 31, 2004.

8.  WARRANTY COSTS

The Company substantially provides a one-year warranty on its products and estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.  A reconciliation of changes in the Company’s accrued warranty as of March 31, 2004 is as follows:

	Balance at December 31, 2003	Charged to Expenses	Deduction / Expenditures	Balance at March 31, 2004

Allowance for Warranty Reserve	$727	418	253	$892

9.  REPRICED STOCK OPTIONS

In 2000 and 2001, the Company effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of the Company’s common stock (the “repricing”).  The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing.  The Company had previously accounted for these option grants as fixed plan awards.  The market value of the Company’s common stock was $4.59 and $1.80 per share at March 31, 2004 and 2003, respectively; this compared to market values of $5.90 and $1.25 per share at December 31, 2003 and 2002.  Aggregate non-cash compensation charges, therefore, resulted to the extent that the market value at the respective period ending date exceeded the repriced exercise price of $0.656 per share.  In the three months ended March 31, 2004 and 2003, the amounts of compensation (benefit) expense relating to these repriced options were $(1,087) and $446, which were included in general and administrative expenses.

As of March 31, 2004 and 2003, respectively, approximately 867,000 and 872,000 of these repriced options, in various stages of vesting, were outstanding, of which 800,000 related to options issued to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  In the first quarter of 2004, the CEO and CFO adopted pre-arranged stock selling plans, pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, in regards to these 800,000 option shares held by them which are subject to variable accounting treatment.  Under the pre-arranged stock selling plans, stock options will be exercised contemporaneously with the sales of the resulting shares.  The respective selling of the stock will commence no earlier than May 17, 2004 and will continue over a period of not less than thirteen months.  Any non-cash compensation related to these options will become fixed at the time the options are exercised; prior to exercise, the options will continue to be subject to variable accounting treatment.

10.  RELATED PARTY TRANSACTION

In April 2002, the Company extended a loan to its CEO, Michael E. Jalbert, in the principal amount of $75.  This note is due on demand and bears interest at the annual rate of 6%.  Any tax obligations associated with the loan are the sole responsibility of Mr. Jalbert.  It is anticipated that this loan will be repaid during the next thirteen months.

11.  COMMITMENTS AND CONTINGENCIES

On or about February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson’s sale of radio products to ASRC.  ASRC purchased, and resold to the State of Alaska, approximately $500 of products from EFJohnson since 1999.  ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act.  The complaint anticipated that the State of Alaska would formally prosecute its administrative claim under the Alaska State Procurement Code against ASRC for damages associated with alleged malfunctions of EFJohnson manufactured radios. Under the May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any State’s claim alleging non-performance of the EFJohnson radios.  In the event the State prevailed in its claim EFJohnson and ASRC agreed to allocate any award in favor of the State in accordance with formula in the ASRC Agreement.  In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration.  Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other.  On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios.  The State of Alaska claim alleges that it has damages in excess of $900.  Subsequently, ASRC has tendered, and EFJohnson has accepted, the State’s administrative claim in accordance with the ASRC Agreement. EFJohnson will undertake to defend ASRC under the terms and conditions of the ASRC Agreement.  The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action.

In September 2003, EFJohnson received a request for approximately $400 for third-party commissions allegedly due in conjunction with certain product sales to the federal government.  The Company has recorded a liability of $175 at March 31, 2004 relating to this matter compared with $80 as of December 31, 2003.  The Company believes that it has meritorious contractual defenses against such demand and intends to vigorously contest such allegation.  However, due to the fact that the assertion is undefined, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this request for payment.

The Company is involved in certain other legal proceedings incidental to the normal conduct of its business.  The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company’s business, financial condition, results of operations, or cash flows.

In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts.  The letters of credit, which expire on various dates in 2004, have a total undrawn balance of $455 at March 31, 2004.  Bonds, which expire on various dates, totaled $7.3 million on March 31, 2004.  As of that date, no bonds have been drawn upon.

12.  SEGMENT AND RELATED INFORMATION

The Company operates in the following two reporting segments, both of which operate in the LMR industry.  These segments are the Company’s two operating subsidiaries: EFJohnson and Transcrypt.  Although both segments have product offerings which have some market similarity, EFJohnson’s operations primarily entail the design, development, manufacture and sale of LMR transmitters/receivers, mobile and portable LMR radios, and LMR communication systems, while Transcrypt’s operations primarily entail the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication.

The Company evaluates segment results based on gross margin and income from operations.  Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources.  The following table is a summary of the unaudited operating results for the three months ended March 31, 2004 and 2003.

Three Months Ended March 31,

Unaudited and in thousands	2004	2003
Revenues:
EFJohnson	$19,854	$7,126
Transcrypt	2,390	1,875
	$22,244	$9,001
Gross profit:
EFJohnson	$6,777	$2,621
Transcrypt	1,781	1,338
	$8,558	$3,959

Operating income (loss):
EFJohnson	$1,869	$(1,000)
Transcrypt	1,179	436
Income (loss) from operations	3,048	(564)

Other income, (expense), net	(53)	—

Income (loss) before income taxes	$2,995	$(564)

Depreciation & amortization:
EFJohnson	$300	$218
Transcrypt	35	33
	$335	$251

Assets:
EFJohnson	$27,838	$26,355
Transcrypt	7,525	5,156
Corporate	16,052	12,146
	$51,415	$43,657

The Company’s sales, as per its defined customer markets, are shown below for the three months ended March 31, 2004 and 2003.  The Company would anticipate domestic public safety / public service to continue to be 80% to 85% of the overall sales.

Revenues (in ‘000’s):	2004		2003
	Amount	%	Amount	%
Domestic public safety / public service	$18,493	83%	$6,442	72%
Domestic commercial	1,130	5	458	5
International	2,621	12	2,101	23

Total Sales	$22,244		$9,001

13.  PLANNED MOVES OF THE COMPANY’S OPERATING FACILITIES

Transcrypt’s operations will move from its current facility in Lincoln, Nebraska to a similar 18,000 square-foot facility located a short distance from its current operations.  This move is expected to be completed in the second quarter of 2004.  The Company does not expect the move to cause any disruption of the business, change its employee base, or otherwise represent any other extraordinary risk.  The Company expects to incur approximately $150 in relation to moving of Transcrypt’s operation; such moving expenses will predominantly be incurred in the second quarter of 2004.  The new facility has been obtained pursuant to a ten-year lease with anticipated facility costs approximating those of the departed facility.  The move was precipitated by the May 31, 2004 termination of the lease agreement on the segment’s current facility and is expected to be completed by June 2004.

Additionally, on April 14, 2004, the Company announced its decision to move EFJohnson’s operations from its current facility in Waseca, Minnesota to a 40,000 square-foot facility located in Irving, Texas.  The Company believes that the move of EFJohnson’s operations to Irving, Texas will enable EFJohnson to access a broader talent base as it continues to evolve from a hardware manufacturer to a software-centric design and marketing organization with its product focus on development of digital Project 25 LMR systems infrastructure and subscriber units.  The Company began to relocate its research and development and marketing departments to the new facility in January 2004.  The move is expected to be completed by April 2005 and is not expected to cause any disruption of the business.  As much as 50% of EFJohnson’s workforce may be terminated in relation to this move, which terminations are expected to occur at various times from July 2004 through April 2005.  Additionally, contemporaneous with the move of the EFJohnson’s operations, the Company is evaluating the possibility of transitioning its manufacturing structure from in-house to a substantially outsourced arrangement.

The Company expects to incur $1,500 million in relation to this move and such amounts will be charged to operations, as provided below.  Additionally, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company will be conducting a review of the recoverability of its long-lived assets based in Waseca, Minnesota in regards to the associated carrying values.  As a result of such review, estimated useful lives will be decreased where necessary, and depreciation expense will correspondingly increase.  Inasmuch as the Company’s evaluation of the recoverability of long-lived assets is ongoing and not yet completed, such charges associated with this review cannot be estimated at this time.  The timing of the recognition of costs associated with this move will be determined in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and other relevant guidance, which provide that a liability for a cost associated with an exit or disposal activity shall be recognized at its fair value in the period in which the liability is incurred.

EFJohnson Facility Move Costs (in 000’s)

	Total amount expected to be incurred	Amount incurred in the three months ended March 31, 2004	Cumulative amount incurred as of March 31, 2004	Remaining amount to be incurred

Description of Costs
Employee relocation costs	$500	$—	$—	$500
Employee termination benefits	500	—	—	500
Employee replacement – recruiting & training	100	—	—	100
Equipment - disposal & relocation	250	—	—	250
Other	150	—	—	150

Total	$1,500	$—	$—	$1,500

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements relate to, among other things, the results of the Company’s product development efforts, future sales and expense levels, the Company’s future financial condition, liquidity and business prospects generally, planned relocation of operating facilities, perceived opportunities in the marketplace for the Company’s products, and the Company’s other business plans for the future.  These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks detailed in “ITEM 1. BUSINESS — Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and to any additional risks associated with the Company’s announced decision to move EFJohnson’s operations to Irving, Texas.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition and results of operations.  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended March 31,
	2004	2003

Revenues	100.0%	100.0%
Cost of sales	61.5	56.0
Gross profit	38.5	44.0
Operating expenses:
Research and development	11.6	15.6
Sales and marketing	10.1	14.6
General and administrative	3.1	20.1
Total operating expenses	24.8	50.3
Income (loss) from operations	13.7	(6.3)
Interest expense - net	(0.2)	—
Other expense	—	—
Income (loss) before income taxes	13.5	(6.3)
Income tax provision	—	—
Net income (loss)	13.5%	(6.3)%

Revenues

Revenues increased 147% to $22.2 million in the first quarter of 2004, as compared to $9.0 million during the same period in 2003.  Of total revenues in the first quarter of 2004, the wireless communication segment comprised $19.8 million, representing a 179% increase over revenues of $7.1 million during the same period in 2003.  Information security segment revenues of $2.4 million in the first quarter of 2004 represent a 27% increase over revenues of $1.9 million during the same period in 2003.

The increase in EFJohnson’s revenues related primarily to a substantial increase in sales to the federal government, $15.1 million in the first quarter of 2004 compared to $2.3 million in the same period in 2003.  This is consistent with EFJohnson’s market strategy to emphasize federal, state and local governmental customers.  Approximately $17.2 million of the Company’s revenues recognized in the first quarter of 2004 related to backlog orders as of December 31, 2003.  Notwithstanding the fact that the aforementioned increase from the prior year resulted substantially from orders received prior to January 1, 2004, the Company expects this trend of higher revenues from domestic governmental customers to continue.

The increase in revenues of the information security segment during the three months ended March 31, 2004 was primarily the result of increased marketing in certain parts of the world where LMR systems are primarily analog.  The Company expects that Transcrypt’s revenues for the remainder of the year will be at a level substantially similar to that experienced in the first quarter.

The Company decided in the fourth quarter of 2000 to substantially exit the commercial LMR markets and focus its LMR sales on the domestic public safety / public service sector.  Consequently, the Company’s sales to the domestic public safety / public service sector have steadily increased, and the Company’s sales to commercial users have decreased and are expected to continue to decrease as a percentage of total sales.

International sales relate substantially to Transcrypt, as EFJohnson’s international sales were only $0.8 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively.  The Company anticipates that its consolidated international sales will continue at a substantially similar level through the remainder of 2004.

Gross Profit

Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company’s products, as well as shipping, royalty and warranty product costs.

Consolidated gross profit was $8.6 million (38% gross margin) for the first quarter of 2004, as compared to $4.0 million (44% gross margin) for the same period in 2003.  Gross margin for the wireless communication segment was 34% in the first quarter of 2004 versus 37% for the same period in 2003.  Gross margin for the information security segment was 75% in the first quarter of 2004 versus 71% for the same period in 2003.

The decrease in overall gross margin percentage relates primarily to the lower margin wireless communication sales comprising 89% of the sales mix in 2004 as compared to 79% during the same period in 2003.  Further, $3.6 million of EFJohnson sales in the first quarter of 2004 involved a proprietary encryption module for which the Company charged no mark-up over the cost of procurement due to competitive market reasons.  Excluding the impact of these proprietary modules, gross margin for the wireless communication segment would have been 42% in the first quarter of 2004, and the Company’s consolidated gross margin would have been 46%.  The Company does not anticipate such proprietary encryption module factor to recur during the rest of 2004.  The increase in Transcrypt’s margins resulted primarily from manufacturing efficiencies relating to higher sales volume.

Management intends to make adjustments to its product offerings, where deemed appropriate, to include elimination of marginally profitable products and product lines.  Management is also continuing to review its manufacturing procedures to create further efficiencies.  While management continues to review pricing and product strategy, gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues recognized in the respective periods; however, the Company believes that consolidated gross margin percentage for the year ended December 31, 2004 will be similar to the percentages experienced in 2003 and 2002.

Research and Development

Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities.

Research and development expenses increased to $2.6 million in the first quarter of 2004 (11.6% of revenues) from $1.4 million in the first quarter of 2003 (16% of revenues).  The increase related primarily to Project 25 LMR infrastructure development at EFJohnson, along with the Company’s development efforts towards new digital subscriber units, upon which the Company’s 2004 research and development efforts will be substantially concentrated.

The Company expects its future research and development costs throughout 2004 to continue at a level similar to that experienced in the first quarter of 2004.  Certain of the Company’s anticipated future sales are dependent upon successful and timely completion of its on-going research and development projects.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, and trade show participation.

Sales and marketing expenses were $2.2 million in the first quarter of 2004 (10% of revenues) as compared to $1.3 million incurred in the first quarter of 2003 (15% of revenues).  The decrease in the expenditure level, as a percentage of revenues, resulted from the higher sales volume in 2004.

The Company anticipates that sales and marketing expenses, as a percentage of revenues, during 2004 will be substantially similar to that realized for 2003.

General and Administrative

General and administrative expenses consist primarily of salaries and other expenses associated with the Company’s management, finance, accounting, and administration.

General and administrative expenses decreased to $0.7 million in the first quarter of 2004 (3% of revenues) from $1.8 million in the first quarter of 2003 (20% of revenues).  This decrease relates substantially to the material difference in amount of non-cash compensation (benefit) expense related to the repricing of its stock options recorded in the respective periods.  This non-cash compensation (benefit) expense varies according to the market value of the Company’s common stock, as explained in Note 8 of the accompanying Notes to Condensed Consolidated Financial Statements.  The Company recorded non-cash compensation benefit of $1.1 million in the first quarter of 2004 as compared to an expense of $0.4 million in the same period in 2003.  When accounting for this non-cash compensation difference, general and administrative expenses only increased $0.4 million in 2004 as compared to 2003, an amount relating to approximately 3% of the respective increase in sales.

Going forward, the Company’s general and administrative expenses will include costs related to the Company’s planned move of its operating facilities, as described in Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements.  The Company anticipates incurring approximately $0.8 million during the remainder of 2004 related to these operating facility moves.  Otherwise, the Company anticipates general and administrative expenses for the remainder of 2004 to be similar to the level experienced during the first quarter of 2004, excluding any impact from non-cash compensation relating to the repriced stock options.

Other Income (Expense)

Other expense, net for the three months ended March 31, 2004 was $8,000, as compared to other income, net of $27,000 for the three months ended March 31, 2003.  The Company would expect other income (expense) to remain at an insignificant level during the remainder of 2004.

Interest Income / Interest Expense

Interest income consists of interest income earned on cash and invested funds; interest expense related to the Company’s loans and bank line of credit.  Interest income and interest expense were $11,000 and $56,000, respectively, for the three months ended March 31, 2004, as compared to $12,000 and $39,000 in the same period in 2003.  Interest income and expense vary based on the relative interest rates earned or incurred, and the relative cash and loan balances.  The Company expects interest income for the remainder of the fiscal year to remain similar to the level experienced in the first quarter of 2004.  The Company’s interest expense in 2004, which includes monthly expense of $12,000 related to amortization of loan fees and bank line of credit availability fees, is also expected to remain similar to the level experienced in the first quarter of 2004.  However, interest income and expense will vary according to the Company’s use of cash, interest rates, and operating results over the remainder of 2004.

Provision / Benefit for Income Taxes

The Company did not record a tax provision or benefit in either the first quarter of 2004 or 2003.  As of March 31, 2004, the Company had approximately $25.3 million in deferred tax assets primarily comprised of net operating loss carryforwards, which asset was reduced by a valuation allowance of $17.3 million.  This reserve is based upon management’s expectation that its tax assets will actually be realized, such expectation based upon management’s estimates of future operating results and other factors.

The Company’s tax asset is chiefly composed of net operating loss carryforwards (“NOL’s”).  These NOL’s total approximately $57.9 million at March 31, 2004 and do not begin to expire until 2011.  The Company’s deferred tax asset of $8.0 million is approximately comprised of the following components at March 31, 2004:

Tax asset components (in millions):	March 31, 2004	December 31, 2003

Net operating loss carryforwards	$19.6	$20.4
Timing differences – book to tax	3.3	3.3
General business tax credits	2.4	2.4
	25.3	26.1
Less: valuation allowance	17.3	18.1
	$8.0	$8.0

The Company cannot presently estimate what changes to the deferred tax asset valuation allowance may be deemed appropriate in 2004 and to what extent the Company may record a tax benefit (expense) during the remainder of 2004.  However, as management presently anticipates that the Company will continue its recent trend of profitability in 2004, some portion, if not all, of the deferred tax asset valuation allowance may continue to be reduced in 2004, and a net tax benefit may subsequently be recorded.  Conversely, if the Company incurs future losses or management revises its forecasted income downward, it may be necessary to write off some or all of the $8.0 million deferred tax asset recorded at March 31, 2004.

Net Income (Loss)

The Company had a net income of $3.0 million during the first quarter of 2004, as compared to a net loss of $0.6 million during the first quarter of 2003.  Operating results for both periods do not include any tax provision or benefit.  However, in both the three months ending March 31, 2004 and 2003, the Company’s net income (loss) was affected by non-cash compensation resulting from variable accounting treatment required for certain of the Company’s stock options repriced in the fourth quarter of 2000 and the first quarter of 2001.  The amounts of such non-cash compensation (benefit) expense, included in general and administrative expenses, were $(1,087,000) and $446,000 for the three months ending March 31, 2004 and 2003, respectively.

The table below illustrates the operating results for the three months ending 2004 and 2003, adjusting for the stock option repricing effect discussed above.  The Company believes that such presentation offers a more comparative measurement of the Company’s operating results.

Operating Results (in millions)	2004	2003

Net income (loss)	$3.0	$(0.6)

Stock option repricing non-cash compensation (benefit) expense	(1.1)	0.5

Proforma income (loss) – comparative basis	$1.9	$(0.1)

Proforma income (loss) as a percentage of total revenues	8.6%	(0.1)%

Liquidity and Capital Resources

Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, and stock offerings completed on January 22, 1997 and October 15, 1997.  However, the Company’s operations have provided positive cash since the second quarter of 2001, and operations provided positive cash for the three months ended March 31, 2004 and 2003.

The Company’s operating activities provided cash of $15.6 million and $0.7 million in the three months ended March 31, 2004 and 2003, respectively.  Cash provided by operating activities in the first quarter of 2004 consisted primarily of: net income of $3.0 million; depreciation and amortization expenses of $0.3 million; non-cash compensation of $(1.1) million; and a net change in the various components of working capital of $13.3 million, which change was primarily effected by the $13.4 million cash provided by the decrease in receivables.  The decrease in receivables resulted from the high receivable balance at December 31, 2003 coupled with timing of revenues in the first quarter of 2004 that permitted first quarter revenues to be substantially collected prior to March 31, 2004.  Cash provided by operating activities in the first quarter of 2003 consisted primarily of: net loss of $(0.6) million; depreciation and amortization expenses of $0.3 million; non-cash compensation of $0.4 million; and a net change in the various components of working capital of $0.6 million primarily related to prepaid royalty fees.

Cash used by investing activities was $0.5 million for the first quarter of 2004; this compared to cash used by investing activities of less than $0.1 million for the same period in 2003.  The difference between 2004 and 2003 related primarily to cash flows used in the purchase of property.  Total capital expenditures in 2004 were $0.6 million, as compared to $0.3 million of capital expenditures in 2003.  Additionally, capital expenditures in 2003 were substantially acquired through the exchange of debt and are, thus, excluded from the Statement of Cash Flows.

The line of credit balance of $7.5 million at December 31, 2003 was paid off during the three months ended March 31, 2004, and the line of credit balance was zero at March 31, 2004.  In the previous year, the line balance remained unchanged at March 31, 2003 as compared to December 31, 2002.

The Company’s cash availability position and overall working capital position were significantly improved as of March 31, 2004, as compared to December 31, 2003.  This was the result of cash collection of December 31, 2003 accounts receivable, as well as revenues recognized in the first quarter of 2004.  Further, the Company had zero borrowings under its $10.0 million secured line of credit with Bank of America as of March 31, 2004.  Accordingly, at March 31, 2004, the Company had unrestricted cash of $12.2 million and an additional $6.6 million available credit under its line of credit.

In the normal course of its business activities, the Company is required under contracts with various government authorities to provide letters of credit or bonds that may be drawn upon if the Company fails to perform under its contracts.  The Company’s current bonding arrangement calls for zero-collateral bonding, with a single bond limitation of $2.0 million.  The Company has approximately $6.2 million of bonding availability under its current bonding agreement.  The Company believes its present bonding arrangements provide it with sufficient bonding availability through 2004; however, the Company continues to seek improved bonding alternatives with increased limits.

The Company’s backlog of unfilled orders at March 31, 2004 was $10.1 million, compared to a backlog of $22.2 million at December 31, 2003 and $5.7 million at March 31, 2003.  Due to the unpredictable timing of major domestic governmental orders, the Company does not believe that its backlog figures, and variations from period to period therein, are necessarily indicative of sales of products in future periods.

The Company does not anticipate paying cash dividends in the foreseeable future.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States (“USGAAP”) requires management to make judgments, estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes.  The Company regularly evaluates the accounting policies and estimates used to prepare its financial statements.  Estimates are used for, but not limited to: the accounting for allowance for doubtful accounts and sales returns; application of the percentage of completion accounting for long-term contract revenues, inventory reserves, income taxes, long-lived assets, and contingencies.  These estimates are based on historical experience and various assumptions that the Company believes to be reasonable under the particular applicable facts and circumstances.  Actual results could differ from those estimates.

The Company considers its critical accounting policies to be those that (i) involve significant judgments and uncertainties, (ii) require estimates that are more difficult for management to determine and (iii) have the potential to result in materially different outcomes under varying assumptions and conditions.  The application of USGAAP may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.  Listed below are those policies the Company believes are critical and require the use of complex judgment in their application.

Revenue

The Company’s revenue recognition policy is in accordance with the criteria put forth in Staff Accounting Bulletins 101 and 104.  Revenues are recognized when the earnings process is complete, less an estimate for an allowance for returns, if applicable, and collection is reasonably assured.  The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership, are transferred to the customer at point of shipment or point of delivery.  For sales where collection is not reasonably assured, the Company recognizes revenue as cash is received.  If collection is contingent on a future event, the Company recognizes revenue when the contingency lapses, generally upon cash collection.

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

Goodwill

SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets no longer be amortized to earnings, but instead be reviewed for impairment, on at least an annual basis, by applying a fair value-based test.  The Company adopted the provisions SFAS No. 142 effective January 1, 2002.  At least annually, the Company assesses its goodwill and tradename, using a fair value-based test, consistent with SFAS No. 142.  If the carrying amounts exceed the computed fair values, goodwill and/or tradename, as appropriate, is considered to be impaired.  In evaluating impairment, the Company estimates the sum of the expected future cash flows derived from its goodwill and tradename.  Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors.  The estimates use assumptions about the Company’s market segment share in the future and about future expenditures by government entities for wireless communications products.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining carrying values of goodwill and tradename may not be recoverable.  If the Company fails to deliver new products, if the products fail to gain expected market acceptance, or if the Company fails to achieve assumed revenue growth rates or assumed gross margin, the Company may incur charges for impairment of goodwill and/or tradename in the future.

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

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable.  Such circumstances include, but are not limited to:

•                  significant decrease in the market price of the asset;

•                  significant change in the extent or manner in which the asset is being used;

•                  significant change in the business climate that could affect the value of the asset;

•                  current period losses combined with projection of continuing losses associated with the use of the asset;

•                  current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

The Company continually evaluates whether events and circumstances have occurred.  When such events or circumstances exist, the recoverability of the asset’s carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset.  To date, no such impairment has occurred.  To the extent such events or circumstances occur that could affect the recoverability of the Company’s long-lived assets, the Company may incur charges for impairment in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”) as of the three months ended March 31, 2004.  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  The effectiveness of the Company’s Disclosure Controls, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2004 and the Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2004 (together, “Certifications”).

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

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective as of the three months ended March 31, 2004 to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company’s Disclosure Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with USGAAP.

PART II.  OTHER INFORMATION

ITEMS 1.  LEGAL PROCEEDINGS

On or about February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EF Johnson on claims arising out of EF Johnson’s sale of radio products to ASRC.  ASRC purchased, and resold to the State of Alaska, approximately $500,000 of products from EFJohnson since 1999.  ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act.  The complaint anticipated that the State of Alaska would formally prosecute its administrative claim under the Alaska State Procurement Code against ASRC for damages associated with alleged malfunctions of EFJohnson manufactured radios. Under the May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any State’s claim alleging non-performance of the EFJohnson radios.  In the event the State prevailed in its claim EF Johnson and ASRC agreed to allocate any award in favor of the State in accordance with formula in the ASRC Agreement.   In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration.  Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other.

On about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios.  The State of Alaska claim alleges that it has damages in excess of $900,000.  Subsequently, ASRC has tendered, and EFJohnson has accepted, the State’s administrative claim in accordance with the ASRC Agreement.  EFJohnson will undertake to defend ASRC under the terms and conditions of the ASRC Agreement.  The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action.

ITEMS 2 – 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

11.1	Computation of income (loss) per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q For the Quarter Ending March 31, 2004

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q For the Quarter Ending March 31, 2004

32.0	Written certification of Chief Executive Officer and Chief Financial Officer, dated April 30, 2004, pursuant to 18 U.S.C. Section 1350.

99.0	EFJ, Inc. Business Code of Ethics

(b)  Reports on Form 8-K:

The Company filed its press release announcing financial results for 2003 and providing performance guidance for 2004 as a report on Form 8-K, under Items 5 and 7, on March 04, 2004.

The Company filed its press release announcing that its stock would commence trading on the NASDAQ National Market (“NASDAQ”) on February 19, 2004 under the Company’s current symbol “EFJI” as a report on Form 8-K, under Items 5 and 7, on February 18, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: April 30, 2004	By:	/s/ Massoud Safavi

Massoud Safavi
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)