Form 10-Q
period 2004-06-30
EFJ INC
filed 2004-08-06
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from                        to

Commission File Number 0-21681

EFJ, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-0801192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1232 22nd STREET NW, SUITE 600 WASHINGTON, D.C. 20037 (202) 833-7742
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

As of July 26, 2004, 17,939,462 shares of the Registrant’s Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(in thousands, except share data)

	JUNE 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,849	$4,644
Accounts receivable, net of allowance for returns and doubtful accounts of $166 and $104, respectively	13,104	19,754
Receivables – other	186	157
Cost in excess of billings on uncompleted contracts	1,006	869
Inventories	12,825	18,040
Deferred income taxes	2,000	1,500
Prepaid expenses	717	587
Total current assets	38,687	45,551

Property, plant and equipment, net	3,111	2,779
Deferred income taxes	6,000	6,500
Intangible assets, net of accumulated amortization	6,749	6,753
Other assets	590	686
TOTAL ASSETS	$55,137	$62,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$7,500
Current portion of long-term debt obligations	130	127
Accounts payable	5,150	8,582
Billings in excess of cost on uncompleted contracts	—	30
Deferred revenue – current	893	1,191
Accrued expenses	3,309	3,406
Total current liabilities	9,482	20,836

Long-term debt obligations, net of current portion	356	426
Deferred revenue, net of current portion	951	601
TOTAL LIABILITIES	10,789	21,863

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 17,784,925 and 17,359,973 issued and outstanding as of June 30, 2004 and December 31, 2003; 600,000 non-voting shares authorized, 217,542 issued and outstanding at December 31, 2003, which shares were converted to voting shares in 2004)	178	176
Additional paid-in capital	103,251	100,845
Accumulated deficit	(59,081)	(60,615)
TOTAL STOCKHOLDERS’ EQUITY	44,348	40,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,137	$62,269

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2004 and 2003

(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

Revenues	$17,571	$10,723	$39,815	$19,724
Cost of sales	8,554	6,079	22,240	11,121
Gross profit	9,017	4,644	17,575	8,603

Operating expenses:
Research and development	2,694	1,813	5,270	3,215
Sales and marketing	2,090	1,533	4,336	2,844
General and administrative, inclusive of non-cash stock option repricing (benefit) expense adjustment of $3,398 and $2,311 for the three and six months ended June 30, 2004 and $(150) and $296 for the three and six months ended June 30, 2003	5,672	1,386	6,359	3,196
Total operating expenses	10,456	4,732	15,965	9,255

Income (loss) from operations	(1,439)	(88)	1,610	(652)

Other income (expense)	4	—	(5)	27
Interest income	9	9	20	21
Interest expense	(35)	(53)	(91)	(92)

Income (loss) before income taxes	(1,461)	(132)	1,534	(696)

Income tax provision	—	—	—	—

Net income (loss)	$(1,461)	$(132)	$1,534	$(696)

Net income (loss) per share – Basic	$(0.08)	$(0.01)	$0.09	$(0.04)
Net income (loss) per share – Diluted	$(0.08)	$(0.01)	$0.08	$(0.04)

Weighted average common shares – Basic	17,716,875	17,577,315	17,650,585	17,577,315
Weighted average common shares – Diluted	17,716,875	17,577,315	18,840,271	17,577,315

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2004 and 2003

(Unaudited and in thousands, except share data)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,534	$(696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	695	541
Non-cash compensation expense – intrinsic value of repriced options	2,311	296
Gain on sale of fixed assets	(1)	(14)
Changes in assets and liabilities:
Accounts receivable	6,621	(772)
Cost in excess of billings on uncompleted contracts	(137)	(241)
Inventories	5,215	1,316
Prepaid expenses	(130)	(469)
Accounts payable	(3,432)	(1,055)
Billings in excess of cost on uncompleted contracts	(30)	(38)
Deferred revenues	52	(462)
Accrued and other liabilities	(97)	(463)
Total adjustments	11,067	(1,361)
Net cash provided by (used in) operating activities	12,601	(2,057)

Cash flows from investing activities:
Proceeds from sale of fixed assets	1	—
Purchase of property, plant and equipment	(1,023)	(391)
Other assets	96	110
Net cash used in investing activities	(926)	(281)

Cash flows from financing activities:
Payments on revolving line of credit, net	(7,500)	(5,000)
Principal payments on long-term debt	(67)	(49)
Other	97	(5)
Net cash used in financing activities	(7,470)	(5,054)

Net increase (decrease) in cash and cash equivalents	4,205	(7,392)

Cash and cash equivalents, beginning of period	4,644	11,333

Cash and cash equivalents, end of period	$8,849	$3,941

Summary of non-cash transactions:

In the six months ending June 30, 2003, the Company acquired $374 of fixed assets in exchange for long-term debt.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2004 and 2003

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. (“EFJ” or the “Company”) at December 31, 2003, presented within this Report on Form 10-Q filing, has been derived from audited consolidated financial statements at that date.  The condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited.  The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2004.  Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period’s presentation to conform to the current presentation.

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

•                  LMR systems;

•                  information security products, based on a wide range of analog scrambling and digital encryption technologies; and

•                  LMR services.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

3.  NET INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period.  The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options.  For the three and six months ended June 30, 2004 and 2003, substantially all outstanding stock options granted as of such dates had exercise prices lower than the average market price of the common stock for the respective periods and are, thereby, considered common stock equivalents in the calculation of the diluted weighted average common shares.  The Company uses the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

For the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2003, the impact of outstanding stock options on diluted EPS was anti-dilutive as the Company incurred net losses during these periods.  Accordingly, basic EPS is used for both basic and diluted EPS for the respective periods.  If the Company had not incurred net losses for these periods, the diluted weighted average common shares would have been: 18,618,425 and 18,431,294, respectively, for the three months ended June 30, 2004 and 2003; and 18,480,985 for the six months ended June 30, 2003.

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

If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2004 and 2003, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss) — as reported	$(1,461)	$(132)	$1,534	$(696)
General and administrative expenses for management stock option compensation	1,009	72	1,810	435
Pro forma net income (loss)	$(2,470)	$(204)	$(276)	$(1,131)

Net income (loss) per share, basic — as reported	$(0.08)	$(0.04)	$0.09	$(0.01)
Net income (loss) per share, diluted — as reported	(0.08)	(0.04)	0.08	(0.01)
Pro forma net loss per share, basic	(0.14)	(0.06)	(0.02)	(0.01)
Pro forma net loss per share, diluted	(0.14)	(0.06)	(0.02)	(0.01)

The weighted average fair value per option at date of grant during the three months ended June 30, 2004 and 2003 was $5.48 and $1.47, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Six months ended June 30,
	2004	2003
Expected option life	10 years	10 years
Expected annual volatility	75%	88%
Risk-free interest rate	4.40%	3.99%
Dividend yield	0%	0%

5. INVENTORIES

The following is a summary of inventories:

	June 30, 2004	December 31, 2003
Raw materials and supplies	$7,185	$8,069
Work in progress	1,010	1,350
Finished goods	5,722	9,250
	13,917	18,669
Reserve for obsolescence	1,092	629
Total inventories	$12,825	$18,040

6.  INTANGIBLE ASSETS

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company does not amortize its goodwill and tradename, both of which relate solely to the Company’s EFJohnson segment, but instead reviews such assets for impairment, at least annually.  The Company performed fair value-based impairment tests, in accordance with SFAS No. 142, at December 31, 2003 and 2002, concluding that no impairment of goodwill or tradename had occurred as of these dates.  No events occurred during the three and six months ended June 30, 2004 and 2003 that would indicate that an impairment of such assets had taken place as of such dates.  As of January 1, 2002, certain of the Company’s intangible assets (primarily acquired workforce) were reclassified to goodwill, as these assets, per SFAS No. 141, Business Combinations, were not deemed separable from goodwill.

Amortization expense, related to intangible assets which are subject to amortization, was $2 and $4 for the three and six months ended June 30, 2004 and 2003.  Amortization expense of intangible assets subject to amortization is anticipated to be $7 for 2004 and annually thereafter through 2012.  Intangible assets consist of the following as of the dates indicated:

	June 30, 2004		December 31, 2003
Intangible assets not subject to amortization:
Goodwill		$5,126		$5,126

Tradename		1,564		1,564

Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—
Patents	113		113
Less: accumulated amortization	54	59	50	63
Total		$6,749		$6,753

7.  REVOLVING LINE OF CREDIT

The Company has a $10,000 secured line of credit agreement with Bank of America.  The line of credit bears interest at a rate of LIBOR plus 200 basis points (3.4%), the effective rate at June 30, 2004, which rate may be increased to LIBOR plus 275 basis points dependent upon certain debt ratios. The line of credit is collateralized by substantially all of the Company’s assets.  Borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables.  The agreement, which expires September 30, 2004, includes certain covenants, including financial covenants, with which the Company was in compliance as of June 30, 2004 and December 31, 2003.  At June 30, 2004 and December 31, 2003, the Company had zero and $7,500, respectively, outstanding on its line of credit.  The total available credit under the line of credit was $9,750 as of June 30, 2004.

The Company is presently in discussions with the Bank to extend this line of credit agreement to September 30, 2007.  The Company anticipates such extension to be completed in the third quarter of 2004.

8.  WARRANTY COSTS

The Company substantially provides a one-year warranty on its products and estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.  A reconciliation of changes in the Company’s accrued warranty as of June 30, 2004 is as follows:

	Balance at December 31, 2003	Charged to Expenses	Deduction / Expenditures	Balance at June 30, 2004

Allowance for Warranty Reserve	$727	1,042	578	$1,191

9.  REPRICED STOCK OPTIONS

In 2000 and 2001, the Company effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of the Company’s common stock (the “repricing”).  The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing.  The Company had previously accounted for these option grants as fixed plan awards.  The market value of the Company’s common stock was $8.84 and $1.60 per share at June 30, 2004 and 2003, respectively; this compared to market values of $5.90 and $1.25 per share at December 31, 2003 and 2002, respectively.  Aggregate non-cash compensation charges, therefore, resulted to the extent that the market value at the respective period ending date exceeded the repriced exercise price of $0.656 per share.  In the three and six months ended June 30, 2004, the amounts of compensation expense relating to these repriced options were $3,398 and $2,311.  In the three and six months ended June 30, 2003, the amounts of compensation (benefit) expense relating to these repriced options were $(150) and $296.  These amounts are included in general and administrative expenses.

As of June 30, 2004, approximately 740,000 of these repriced options, in various stages of vesting, were outstanding, of which approximately 677,000 related to options issued to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  In the first quarter of 2004, the CEO and CFO adopted pre-arranged stock selling plans, pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, in regards to the repriced option shares held by them which are subject to variable accounting treatment.  Under the pre-arranged stock selling plans, stock options will be exercised contemporaneously with the sales of the resulting shares.  The respective selling of the stock commenced in the second quarter of 2004 and will continue over a period at least through the second quarter of 2005.  Any non-cash compensation related to these options will become fixed at the time the options are exercised; prior to exercise, the options will continue to be subject to variable accounting treatment.  The CEO and CFO, in aggregate, exercised approximately 123,000 options during the six months ended June 30, 2004.

10.  RELATED PARTY TRANSACTION

In April 2002, the Company extended a loan to its CEO, Michael E. Jalbert, in the principal amount of $75.  This note is due on demand and bears interest at the annual rate of 6%.  Any tax obligations associated with the loan are the sole responsibility of Mr. Jalbert.  Mr. Jalbert fully paid off the loan, principal and interest, in July 2004.

11.  COMMITMENTS AND CONTINGENCIES

On or about February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson’s sale of radio products to ASRC.  ASRC purchased, and resold to the State of Alaska, approximately $500 of products from EFJohnson since 1999.  ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act.  The complaint anticipated that the State of Alaska would formally prosecute its administrative claim under the Alaska State Procurement Code against ASRC for damages associated with alleged malfunctions of EFJohnson manufactured radios. Under the May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any State’s claim alleging non-performance of the EFJohnson radios.  In the event the State prevailed in its claim EFJohnson and ASRC agreed to allocate any award in favor of the State in accordance with formula in the ASRC Agreement.  In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration.  Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other.  On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios.  The State of Alaska claim alleges damages in excess of $900.  Subsequently, ASRC has tendered, and EFJohnson has accepted, the State’s administrative claim in accordance with the ASRC Agreement. EFJohnson will undertake to defend ASRC under the terms and conditions of the ASRC Agreement.  The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action.

In June 2004, Mace, Incorporated (“Mace”) filed a complaint in United States District Court for the Eastern District of Virginia, against EFJohnson seeking damages against EFJohnson on claims for third-party commissions allegedly due in conjunction with certain product sales to the federal government. Mace has alleged protected damages of $400 and an unspecified percentage of past and future federal government sales.  The Company has provided for its estimated liability relating to this matter.  The Company believes that it has meritorious contractual defenses against such demand and intends to vigorously contest such allegation.  Due to the fact that the assertion is undefined, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this request for payment.

The Company is presently disputing certain state tax liabilities totaling approximately $350.  The Company believes the basis for the states’ assessment of the amounts owed is incorrect and intends to vigorously contest such assessments.  At June 30, 2004, the Company has recorded a liability related to these assessments, which amount reflects the Company’s evaluation of the eventual conclusion of these matters.

The Company is presently involved in a dispute regarding the computation of certain royalty liabilities.  The Company believes the basis for its royalty computation is correct and consistent with the terms of the royalty agreement.  However, if the Company’s method of computation proves to be wrong, accrued royalties could be understated at June 30, 2004 by approximately $400.

The Company is involved in certain other legal proceedings incidental to the normal conduct of its business.  The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company’s business, financial condition, results of operations, or cash flows.

In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts.  The letters of credit, which expire on various dates in 2004, have a total undrawn balance of $250 at June 30, 2004.  Bonds, which expire on various dates, totaled $7,300 on June 30, 2004.  As of that date, no bonds have been drawn upon.

12.  SEGMENT AND RELATED INFORMATION

The Company operates in the following two reporting segments, both of which operate in the LMR industry.  These segments are the Company’s two operating subsidiaries: EFJohnson and Transcrypt.  Although both segments have product offerings which have some market similarity, EFJohnson’s operations primarily entail the design, development, manufacture and sale of LMR transmitters/receivers, mobile and portable LMR radios, and LMR communication systems, while Transcrypt’s operations primarily entail the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication.  The Company evaluates segment results based on gross margin and income from operations.  Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources.  The following table is a summary of the unaudited operating results for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Revenues:
Wireless Communication	$13,264	$9,031	$33,118	$16,157
Information Security	4,307	1,692	6,697	3,567
	$17,571	$10,723	$39,815	$19,724
Gross Profit:
Wireless Communication	$5,434	$3,369	$12,211	$5,990
Information Security	3,583	1,275	5,364	2,613
	$9,017	$4,644	$17,575	$8,603
Operating Profit (Loss):
Wireless Communication	$(509)	$(682)	$516	$(1,352)
Information Security	2,468	444	3,405	996
Income (Loss) from Operations	1,959	(238)	3,921	(356)

Stock Option Repricing Adjustment, net	(3,398)	150	(2,311)	(296)
Other Expense, net	(22)	(44)	(76)	(44)

Income (Loss) before Income Taxes	$(1,461)	$(132)	$1,534	$(696)

Depreciation & Amortization:
Wireless Communication	$328	$260	$628	$478
Information Security	32	30	67	63
	$360	$290	$695	$541

Assets:
Wireless Communication	$32,778
Information Security	10,485
Corporate	11,874
	$55,137

The Company’s sales, as per its customer markets, are shown below for the six months ended June 30, 2004 and 2003.

	2004		2003
Revenues (in ‘000’s):	Amount	%	Amount	%
Domestic public safety / public service	$31,021	78%	$14,918	76%
Domestic commercial	1,162	3	1,099	6
International	7,632	19	3,707	18

Total Sales	$39,815		$19,724

13.  PLANNED MOVES OF THE COMPANY’S OPERATING FACILITIES

During the second quarter of 2004, Transcrypt’s operations moved from its previous facility in Lincoln, Nebraska to a similar 18,000 square-foot facility located a short distance from its previous operations.  The Company incurred approximately $150 in relation to this move for the three and six months ended June 30, 2004.  The new facility was obtained pursuant to a ten-year lease with anticipated facility costs approximating those of the departed facility.  The move was precipitated by the May 31, 2004 termination of the lease agreement on the segment’s previous facility and was fully completed by June 30, 2004.

On April 14, 2004, the Company announced its decision to move EFJohnson’s operations, to include the outsourcing of its manufacturing, from its current facility in Waseca, Minnesota to the Dallas, Texas area.  The Company expects to incur costs of $1,900 in relation to this move of EFJohnson.  The timing of the recognition of costs associated with this move will be determined in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and other relevant guidance, which provide that a liability for a cost associated with an exit or disposal activity shall be recognized at its fair value in the period in which the liability is incurred.  In particular, employee-related termination costs associated with the relocation are generally recognized ratably over the period that the employees are required to provide services in order to earn the respective termination benefit.  This move is expected to be completed by April 2005 and is not expected to cause significant disruption of the business; however, a significant portion of EFJohnson’s workforce may be replaced or otherwise terminated in relation to this move.

EFJohnson  and Transcrypt Operating

Facility Relocation Costs (in 000’s):

	Total amount expected to be incurred	Amount incurred in the three months ended June 30, 2004	Cumulative amount incurred as of June 30, 2004	Remaining amount to be incurred
Description of Costs
Employee related costs	$900	$118	$118	$782
Furniture and equipment relocation costs	450	152	152	298
Manufacturing outsourcing set-up costs	400	118	118	282
Other	300	13	13	287

Total	$2,050	$401	$401	$1,649

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements relate to, among other things, the results of the Company’s product development efforts, future sales and expense levels, the Company’s future financial condition, liquidity and business prospects generally, relocation of operating facilities, outsourcing of EFJohnson’s manufacturing, perceived opportunities in the marketplace for the Company’s products, and the Company’s other business plans for the future.  These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks detailed in “ITEM 1. BUSINESS — Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.7	56.7	55.9	56.4
Gross profit	51.3	43.3	44.1	43.6
Operating expenses:
Research and development	15.1	16.9	13.2	16.3
Sales and marketing	11.8	14.3	10.8	14.4
Facility relocation expenses	2.7	—	1.2	—
Stock option repricing (benefit) expense	19.3	(1.4)	5.7	1.5
General and administrative	10.6	14.3	9.1	14.7
Total operating expenses	59.5	44.1	40.0	46.9
Income (loss) from operations	(8.2)	(0.8)	4.1	(3.3)
Interest expense – net	(0.1)	(0.4)	(0.2)	(0.3)
Other expense	—	—	—	0.1
Income (loss) before income taxes	(8.3)	(1.2)	3.9	(3.5)
Income tax provision	—	—	—	—
Net income (loss)	(8.3)%	(1.2)%	3.9%	(3.5)%

Revenues

Revenues increased 64% to $17.6 million in the second quarter of 2004, as compared to $10.7 million during the same period in 2003.  Of total revenues in the second quarter of 2004, the wireless communication segment comprised $13.3 million, representing a 48% increase over revenues of $9.0 million during the same period in 2003.  Information security segment revenues of $4.3 million in the second quarter of 2004 represent a 155% increase over revenues of $1.7 million during the same period in 2003.

Revenues increased 102% to $39.8 million in the six months ended June 30, 2004, as compared to $19.7 million during the same period in 2003.  Of total revenues in the six months ended June 30, 2004, the wireless communication segment comprised $33.1 million, representing a 104% increase over revenues of $16.2 million during the same period in 2003.  Information security segment revenues of $6.7 million in the six months ended June 30, 2004 represent an 88% increase over revenues of $3.6 million during the same period in 2003.

The increase in EFJohnson’s revenues for the first six months of 2004 related primarily to a substantial increase in sales to the domestic government sector, principally federal, $28.2 million in 2004 compared to $12.7 million in the same period in 2003.  This is consistent with EFJohnson’s market strategy to emphasize federal, state and local governmental customers.

The increase in revenues of the information security segment during the six months ended June 30, 2004 was primarily the result of increased marketing in certain parts of the world where LMR systems are primarily analog and perceived security risks are high.

Transcrypt’s sales are primarily to international customers because of the analog nature of its products.  EFJohnson’s international sales increased in 2004, to $2.0 million in the six months ended June 30, 2004 versus $0.9 million during the same period in 2003.

Gross Profit

Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company’s products, as well as shipping, royalty and warranty product costs.

Consolidated gross profit was $9.0 million (51% gross margin) for the second quarter of 2004, as compared to $4.6 million (43% gross margin) for the same period in 2003.  Gross margin for the wireless communication segment was 41% in the second quarter of 2004 versus 37% for the same period in 2003.  Gross margin for the information security segment was 83% in the second quarter of 2004 versus 75% for the same period in 2003.

Consolidated gross profit was $17.6 million (44% gross margin) for the six months ended second quarter of 2004, as compared to $8.6 million (44% gross margin) for the same period in 2003.  Gross margin for the wireless communication segment was 37% for both the six months ended June 30, 2004 and 2003.  Gross margin for the information security segment was 80% in the first six months of 2004 versus 73% for the same period in 2003.

The increase in overall gross margin percentage at both segments relates primarily to economies of scale created by the higher sales volume in 2004.  Although EFJohnson’s margin was similar during the first six months of both years, this was a result of $3.6 million of sales in the first quarter of 2004 involving a proprietary encryption module for which the Company charged no mark-up over the cost of procurement due to competitive market reasons.  Excluding the impact of these proprietary modules, gross margin for the wireless communication segment would have been 41% for the six months ended June 30, 2004, and the Company’s consolidated gross margin would have been 45%.  The Company does not anticipate such proprietary encryption module factor to recur during the remainder of 2004.

Management intends to make adjustments to its product offerings, where deemed appropriate, to include elimination of marginally profitable products and product lines.  Management is also continuing to review its manufacturing procedures to create efficiencies.  While management continues to review pricing and product strategy, gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues recognized in the respective periods.  Further, as noted in Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements, the Company is presently engaged in outsourcing its manufacturing of wireless communication products; the Company does not anticipate that this event will have any significant impact on future gross margins.

Research and Development

Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities.

Research and development expenses increased 49% in the second quarter of 2004, to $2.7 million (15% of revenues) as compared to $1.8 million during the same period in 2003 (17% of revenues).  Further, research and development expenses increased 62% for the six months ended June 30, 2004, to $5.3 million (13% of revenues) as compared to $3.2 million for the same period in 2003 (16% of revenues).  The increase related primarily to Project 25 LMR infrastructure development at EFJohnson, along with the Company’s development efforts towards new digital subscriber units, upon which the Company’s 2004 research and development efforts will be substantially concentrated.  Certain of the Company’s anticipated future sales are dependent upon successful and timely completion of its on-going research and development projects.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, and trade show participation.

Sales and marketing expenses increased 36% in the second quarter of 2004, $2.1 million (11% of revenues) as compared to $1.5 million during the same period in 2003 (14% of revenues).  Further, sales and marketing expenses increased 52% for the six months ended June 30, 2004, to $4.3 million (11% of revenues) as compared to $2.8 million for the same period in 2003 (14% of revenues).  The increase in sales and marketing expenses are relate to certain variable expenses, such as sales commissions, which correlate with changes in the Company’s sales levels; however, the expenditure level, as a percentage of revenues, decreased as a result of economies of scale achieved due to the substantially higher sales volume in 2004.

General and Administrative

General and administrative expenses consist primarily of salaries and other expenses associated with the Company’s management, finance, accounting, and administration.

Excluding any benefit or expense resulting from the repriced stock options adjustment and excluding facility relocation expenses, general and administrative expenses increased 22% in the second quarter of 2004, to $1.9 million (10% of revenues) as compared to $1.5 million in the second quarter of 2003 (13% of revenues).  Further, excluding the repriced stock option adjustment and facility relocation expenses, general and administrative expenses increased 25% for the six months ended June 30, 2004, to $3.6 million (9% of revenues) as compared to $2.9 million for the same period in 2003 (15% of revenues).  The increases result from increased support requirements related to the Company’s increased sales.

The expense resulting from the repriced stock option adjustment increased to $2.3 million for the six months ended June 30, 2004, from $0.3 million during the same period in 2003.  This expense was $3.4 million for the three months ended June 30, 2004 as compared to a benefit of $150,000 for the same period in 2003.  The amount of (benefit) or expense recorded relates substantially to the change in the Company’s common stock price, as explained in Note 8 of the accompanying Notes to the Condensed Consolidated Financial Statements.

The Company incurred $0.4 million for the six months ended June 30, 2004, as compared to zero during the same period in 2003, in relation to the planned move of its operating facilities, as described in Note 13 to the accompanying Notes to Condensed Consolidated Financial Statements.  The Company anticipates incurring approximately $1.2 of these relocation costs during 2004, including the amount recorded during the six months ended June 30, 2004, and an additional $0.8 million in 2005.

The Company will be an accelerated filer as of December 31, 2004 as a result of its market capitalization at June 30, 2004.  Accordingly, periodic reports due during the fiscal year ended December 31, 2005 will be subject to an accelerated filing schedule.  Furthermore, in connection with the Company’s required compliance with §404 of the Sarbanes-Oxley Act (internal control over financial reporting), the Company anticipates an increase in its general and administrative expenses during the third and fourth quarter of 2004.  The Company is not presently able to estimate the cost of compliance.

Other Income (Expense)

Other income (expense), net for the three months ended June 30, 2004 was $4,000, as compared to zero for the same period in 2003.  Further, other income (expense), net for the six months ended June 30, 2004 was $(5,000), as compared to $27,000 for the same period in 2003.  The Company would expect other income (expense) to remain at an insignificant level during the remainder of 2004.

Interest Income / Interest Expense

Interest income consists of interest income earned on cash and invested funds; interest expense related to the Company’s loans and bank line of credit.  Interest income and interest expense were $9,000 and $35,000, respectively, for the three months ended June 30, 2004, as compared to $9,000 and $53,000 in the same period in 2003.  Further, interest income and interest expense were $20,000 and $91,000, respectively, for the six months ended June 30, 2004, as compared to $21,000 and $92,000 in the same period in 2003.  Interest income and expense vary based on the relative interest rates earned or incurred, and the relative cash and loan balances.  The Company’s interest expense includes monthly expense of $12,000 related to amortization of loan fees and bank line of credit availability fees.  Future interest income and expense will vary according to the Company’s use of cash, interest rates, and operating results.

Provision / Benefit for Income Taxes

The Company did not record a tax benefit or provision for the three and six months ended, respectively, June 30, 2004 and 2003.  As of June 30, 2004, the Company had approximately $24.7 million in deferred tax assets primarily comprised of net operating loss carryforwards (“NOL’s”), which asset was reduced by a valuation allowance of $16.7 million.  The Company’s tax asset is chiefly composed of NOL’s.  These NOL’s total approximately $56.1 million at June 30, 2004 and do not begin to expire until 2011.  The Company’s deferred tax asset of $8.0 million at June 30, 2004 and December 31 2003, respectively, is approximately comprised of the following components:

Tax asset components (in millions):	June 30, 2004	December 31, 2003

Net operating loss carryforwards	$19.0	$20.4
Timing differences – book to tax	3.3	3.3
General business tax credits	2.4	2.4
	24.7	26.1
Less: valuation allowance	16.7	18.1
	$8.0	$8.0

The valuation allowance is based upon management’s conclusions regarding, among other considerations, the Company’s historical operating results, management’s estimates of future earnings based on information currently available, and certain technological and competitive factors impacting the Company’s current products.  Current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization.

The Company cannot presently estimate what changes to the deferred tax asset valuation allowance may be deemed appropriate, or to what extent the Company may record a tax benefit (expense), during the remainder of 2004.  If the Company continues its recent trend of profitability in 2004, some portion, if not all, of the deferred tax asset valuation allowance may be reduced in 2004 or beyond, and a net tax benefit may subsequently be recorded.  However, if the Company incurs future losses or management revises its forecasted income downward, it may be necessary to provide an additional allowance against some, or all, of the $8.0 million deferred tax asset recorded at June 30, 2004.

Net Income (Loss)

The Company had a net loss of $1.5 million during the three months ended June 30, 2004, as compared to a net loss of $0.1 million during the same period in 2003.  Further, the Company had a net income of $1.5 million during the six months ended June 30, 2004, as compared to a net loss of $0.7 million during the same period in 2003.  Operating results for the three and six months ended June 30, 2004 and 2003 were affected by non-cash compensation resulting from variable accounting treatment required for certain of the Company’s stock options repriced in the fourth quarter of 2000 and the first quarter of 2001.  The amounts of such non-cash compensation expense (benefit), included in general and administrative expenses, were $3.4 and $2.3 million, respectively, for the three and six months ended June 30, 2004, as compared to $(150,000) and $0.3 million, respectively, for the three and six months ending June 30, 2004 and 2003, respectively.

The table below illustrates the operating results for the three and six months ending 2004 and 2003, adjusting for the non-cash stock option repricing effect discussed above and for the non-recurring expenses related to the relocations of the Company’s operating facilities.  The Company believes that such presentation offers a more comparative measurement of the Company’s operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Results (in thousands)	2004	2003	2004	2003
Net income (loss)	$(1,461)	$(132)	$1,534	$(696)

Facility relocation expenses	401	—	401	—

Stock option repricing non-cash compensation expense (benefit)	3,398	(150)	2,311	296

Proforma income (loss) – comparative basis	$2,338	$(282)	$4,246	$(400)

Proforma income (loss) as a percentage of total revenues	13.3%	(2.6)%	10.8%	(2.0)%

Liquidity and Capital Resources

Since January 1, 1997, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, and stock offerings completed on January 22, 1997 and October 15, 1997.  However, the Company’s operations have consistently provided positive cash since the second quarter of 2001, and operations provided positive cash of $12.6 million for the six months ended June 30, 2004.

The Company’s operating activities provided (used) cash of $12.6 million and $(2.1) million in the six months ended June 30, 2004 and 2003, respectively.  Cash provided by operating activities in the first two quarters of 2004 consisted primarily of: net income of $1.5 million; depreciation and amortization expenses of $0.7 million; non-cash compensation of $2.3 million; and a net change in the various components of working capital of $8.1 (principally $6.6 million and $5.2 million provided by decreases, respectively, in accounts receivable and inventories, offset by $3.4 million decrease in accounts payable).  Cash used by operating activities in the first six months of 2003 consisted primarily of: net loss of $(0.7) million; depreciation and amortization expenses of $0.5 million; non-cash compensation of $0.3 million; and a net change in the various components of working capital of $1.4 million.

Cash used by investing activities was $0.9 million for the first six months of 2004; this compared to cash used by investing activities of $0.3 million for the same period in 2003.  The difference between 2004 and 2003 related primarily to cash flows used in the purchase of property.  Total capital expenditures in 2004 were $1.0 million, as compared to $0.4 million of capital expenditures in 2003.  Additionally, $0.4 million of capital expenditures in 2003 were acquired through the exchange of debt and are, thus, excluded from the Statement of Cash Flows.

The line of credit balance of $7.5 million at December 31, 2003 was paid off during the three months ended March 31, 2004, and the line of credit balance remained zero throughout the three months ended June 30, 2004.  In the previous year, the December 31, 2003 line balance of $5.0 million was paid off prior to June 30, 2003, at which time the line of credit balance was zero.

The Company’s cash availability position and overall working capital position were significantly improved as of June 30, 2004, as compared to December 31, 2003.  This was the result of cash collection of December 31, 2003 accounts receivable, as well as revenues recognized in the first six months of 2004.  Further, the Company had zero borrowings under its $10.0 million secured line of credit with Bank of America as of June 30, 2004.  Accordingly, at June 30, 2004, the Company had unrestricted cash of $8.8 million and an additional $9.7 million available credit under its line of credit.  As discussed in Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements, the Company expects its line of credit agreement with Bank of America to be renewed to September 30, 2007.

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

The Company’s backlog of unfilled orders at June 30, 2004 was $11.4 million, compared to a backlog of $22.2 million at December 31, 2003 and $5.6 million at June 30, 2003.  Due to the unpredictable timing of major domestic governmental orders, the Company does not believe that its backlog figures, and variations from period to period therein, are necessarily indicative of sales of products in future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”) as of the quarter ended June 30, 2004.  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  The effectiveness of the Company’s Disclosure Controls, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2004 and the Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2004 (together, “Certifications”).

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective as of the quarter ended June 30, 2004 to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company’s Disclosure Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with USGAAP.

Due to the Company’s market capitalization at June 30, 2004, the Company will be required to comply with §404 of the Sarbanes-Oxley Act (internal control over financial reporting) in 2004, as explained in Item 2 above, in management’s General and Administrative discussion.

PART II.  OTHER INFORMATION

ITEMS 1.  LEGAL PROCEEDINGS

In June 2004, Mace, Incorporated (“Mace”) filed a complaint in United States District Court for the Eastern District of Virginia, against EFJohnson seeking damages against EFJohnson on claims for third-party commissions allegedly due in conjunction with certain product sales to the federal government. Mace’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel and misrepresentation. Mace has alleged protected damages of $400 and an unspecified percentage of past and future federal government sales.  The Company has recorded a liability of $175 at June 30, 2004 relating to this matter compared with $80 as of December 31, 2003.  The Company believes that it has meritorious contractual defenses against such demand and intends to vigorously contest such allegation.  However, due to the fact that the assertion is undefined, the Company is unable to predict the likelihood of the outcome or potential liability that may arise from this request for payment.

ITEMS 2 – 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 03, 2004.

The directors elected at the meeting were Veronica A. Haggart and Thomas R. Thomsen.  Ms. Haggart received 16,364,692 votes for and 173,239 votes withheld.  Mr. Thomsen received 15,834,339 votes for and 703,592 votes withheld.  The other directors, whose terms of office continued after the meeting, were Michael E. Jalbert, Massoud Safavi, Edward H. Bersoff, and Winston J. Wade.

The proposal to amend the Certificate of Incorporation to increase the authorized shares of Common Stock from twenty-five million (25,000,000) to fifty million (50,000,000) was approved with 15,748,054 votes for and 744,823 votes against and 45,054 votes abstained.  Receiving the required number of votes, the number of authorized shares of common stock was increased to fifty million.

ITEM 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

3.1	Amendment to the Certificate of Incorporation of the Company

11.1	Computation of income (loss) per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q
For the Quarter Ending June 30, 2004

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q
For the Quarter Ending June 30, 2004

32.0	Written certification of Chief Executive Officer and Chief Financial Officer, dated August 02, 2004, pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K:

On May 03, 2004, the Company filed its press release announcing financial results for the quarter ended March 31, 2004 as a report on Form 8-K, under Items 7 and 12.

On June 04, 2004, the Company filed notification that its principal executive and corporate office had been changed to its Washington DC facility located at 1232 22nd Street NW, Suite 600, under Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: August 05, 2004	By:	/s/ Massoud Safavi

Massoud Safavi
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)