Form 10-Q
period 2004-09-30
EFJ INC
filed 2004-10-29
CIK 1023516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

YES ☐                NO ☒

As of October 18, 2004, 18,066,962 shares of the Registrant’s Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(in thousands, except share data)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,967	$4,644
Accounts receivable, net of allowance for returns and doubtful accounts of $142 and $104, respectively	9,863	19,754
Receivables – other	178	157
Cost in excess of billings on uncompleted contracts	1,371	869
Inventories	14,531	18,040
Deferred income taxes	2,000	1,500
Prepaid expenses	3,262	587
Total current assets	39,172	45,551

Property, plant and equipment, net	3,546	2,779
Deferred income taxes	6,000	6,500
Intangible assets, net of accumulated amortization	6,748	6,753
Other assets	542	686
TOTAL ASSETS	$56,008	$62,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$7,500
Current portion of long-term debt obligations	131	127
Accounts payable	6,719	8,582
Billings in excess of cost on uncompleted contracts	25	30
Deferred revenue – current	277	1,191
Accrued expenses	3,867	3,406
Total current liabilities	11,019	20,836

Long-term debt obligations, net of current portion	323	426
Deferred revenue, net of current portion	737	601
TOTAL LIABILITIES	12,079	21,863

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 17,972,432 and 17,359,973 issued and outstanding as of September 30, 2004 and December 31, 2003; 600,000 non-voting shares authorized, 217,542 issued and outstanding at December 31, 2003, which shares were converted to voting shares in 2004)	180	176
Additional paid-in capital	102,046	100,845
Accumulated deficit	(58,297)	(60,615)
TOTAL STOCKHOLDERS’ EQUITY	43,929	40,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,008	$62,269

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2004 and 2003
(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003

Revenues	$15,430	$13,089	$55,245	$32,803
Cost of sales	8,161	7,853	30,401	18,974
Gross profit	7,269	5,236	24,844	13,829

Operating expenses:
Research and development	2,572	1,939	7,842	5,154
Sales and marketing	2,709	1,756	7,045	4,590
General and administrative, inclusive of non-cash stock option repricing (benefit) expense adjustment of $(1,425) and $886 for the three and nine months ended September 30, 2004 and $1,890 and $2,186 for the same periods ended September 30, 2003	1,221	3,327	7,580	6,523
Total operating expenses	6,502	7,022	22,467	16,267

Income (loss) from operations	767	(1,786)	2,377	(2,438)

Other income (expense)	34	35	29	62
Interest income	11	5	31	26
Interest expense	(28)	(41)	(119)	(133)

Income (loss) before income taxes	784	(1,787)	2,318	(2,483)

Income tax provision	—	—	—	—

Net income (loss)	$784	$(1,787)	$2,318	$(2,483)

Net income (loss) per share – Basic	$0.04	$(0.10)	$0.13	$(0.14)
Net income (loss) per share – Diluted	$0.04	$(0.10)	$0.12	$(0.14)

Weighted average common shares – Basic	17,887,457	17,577,315	17,779,443	17,577,315
Weighted average common shares – Diluted	18,672,301	17,577,315	18,784,281	17,577,315

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2004 and 2003

(Unaudited and in thousands, except share data)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,318	$(2,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,041	827
Non-cash compensation expense – intrinsic value of repriced options	886	2,186
Gain on sale of fixed assets	(76)	(58)
Changes in assets and liabilities:
Accounts receivable	9,870	(3,623)
Cost in excess of billings on uncompleted contracts	(502)	829
Inventories	3,509	(1,778)
Prepaid expenses	(2,675)	(318)
Accounts payable	(1,863)	1,445
Billings in excess of cost on uncompleted contracts	461	(26)
Deferred revenues	(5)	(480)
Accrued and other liabilities	(778)	(126)
Total adjustments	9,868	(1,122)
Net cash provided by (used in) operating activities	12,186	(3,605)

Cash flows from investing activities:
Proceeds from sale of fixed assets	79	53
Purchase of property, plant and equipment	(1,806)	(553)
Other assets	144	167
Net cash used in investing activities	(1,583)	(333)

Cash flows from financing activities:
Payments on revolving line of credit, net	(7,500)	(5,000)
Principal payments on long-term debt	(99)	(82)
Other	319	(5)
Net cash used in financing activities	(7,280)	(5,087)

Net increase (decrease) in cash and cash equivalents	3,323	(9,025)

Cash and cash equivalents, beginning of period	4,644	11,333

Cash and cash equivalents, end of period	$7,967	$2,308

Summary of non-cash transactions:

In the nine months ending September 30, 2003, the Company acquired $374 of fixed assets in exchange for long-term debt.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 Three and nine months ended September 30, 2004 and 2003

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. (“EFJ” or the “Company”) at December 31, 2003, presented within this Report on Form 10-Q filing, has been derived from audited consolidated financial statements at that date.  The condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited.  The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2004.  Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period’s presentation to conform to the current presentation.

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

3.  NET INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period.  The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options.  For the three and nine months ended September 30, 2004 and 2003, substantially all outstanding stock options granted as of such dates had exercise prices lower than the average market price of the common stock for the respective periods and are, thereby, considered common stock equivalents in the calculation of the diluted weighted average common shares.  The Company uses the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

For the three and nine months ended September 30, 2003, the impact of outstanding stock options on diluted EPS was anti-dilutive as the Company incurred net losses during these periods.  Accordingly, basic EPS is used for both basic and diluted EPS for the respective periods.  If the Company had not incurred net losses for these periods, the diluted weighted average common shares would have been: 18,779,341 and 18,580,437, respectively, for the three and nine months ended September 30, 2003.

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

If compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2004 and 2003, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income (loss) — as reported	$784	$(1,787)	$2,318	$(2,483)
General and administrative expenses for management stock option compensation	122	(115)	1,932	320
Pro forma net income (loss)	$662	$(1,672)	$386	$(2,803)

Net income (loss) per share, basic — as reported	$0.04	$(0.10)	$0.13	$(0.14)
Net income (loss) per share, diluted — as reported	0.04	(0.10)	0.12	(0.14)
Pro forma net income (loss) per share, basic	0.04	(0.10)	0.11	(0.16)
Pro forma net income (loss) per share, diluted	0.03	(0.10)	0.10	(0.16)

The weighted average fair value per option at date of grant during the three months ended September 30, 2004 and 2003 was $1.55 and $1.47.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Nine months ended September 30,
	2004	2003
Expected option life	10 years	10 years
Expected annual volatility	75%	92%
Risk-free interest rate	4.40%	3.99%
Dividend yield	0%	0%

5. INVENTORIES

The following is a summary of inventories:

	September 30, 2004	December 31, 2003
Raw materials and supplies	$8,164	$8,069
Work in progress	1,487	1,350
Finished goods	6,245	9,250
	15,896	18,669
Reserve for obsolescence	1,365	629
Total inventories	$14,531	$18,040

6.  INTANGIBLE ASSETS

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company does not amortize its goodwill and tradename, both of which relate solely to the Company’s EFJohnson segment, but instead reviews such assets for impairment, at least annually.  The Company performed fair value-based impairment tests, in accordance with SFAS No. 142, at December 31, 2003 and 2002, concluding that no impairment of goodwill or tradename had occurred as of these dates.  No events occurred during the three and nine months ended September 30, 2004 and 2003 that would indicate that an impairment of such assets had taken place as of such dates.  As of January 1, 2002, certain of the Company’s intangible assets (primarily acquired workforce) were reclassified to goodwill, as these assets, per SFAS No. 141, Business Combinations, were not deemed separable from goodwill.

Amortization expense, related to intangible assets which are subject to amortization, was $2 and $4 for the three and nine months ended September 30, 2004 and 2003.  Amortization expense of intangible assets subject to amortization is anticipated to be $7 for 2004 and annually thereafter through 2012.  Intangible assets consist of the following as of the dates indicated:

	September 30, 2004		December 31, 2003
Intangible assets not subject to amortization:
Goodwill		$5,126		$5,126
Tradename		1,564		1,564

Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—
Patents	113		113
Less: accumulated amortization	55	58	50	63
Total		$6,748		$6,753

7.  REVOLVING LINE OF CREDIT

The Company renewed it line of credit agreement with Bank of America in September 2004.  The secured $15,000 line of credit bears interest at a rate of LIBOR plus 150 basis points, which rate may be increased to LIBOR plus 225 basis points dependent upon certain debt ratios.  The effective rate at September 30, 2004 was 3.2%.  The line of credit is collateralized by substantially all of the Company’s assets, and borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables.  The agreement, which expires September 30, 2007, includes certain covenants, including financial covenants, with which the Company was in compliance as of September 30, 2004 and December 31, 2003.  At September 30, 2004 and December 31, 2003, the Company had zero and $7,500, respectively, outstanding on its line of credit.  The total available credit under the line of credit was $8,160 as of September 30, 2004.

8.  WARRANTY COSTS

        The Company substantially provides a one-to-two year warranty on its product sales, dependent upon certain terms and conditions of the sale, and estimates future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are both extraordinary and determinable.  A reconciliation of changes in the Company’s accrued warranty as of September 30, 2004 is as follows:

	Balance at December 31, 2003	Charged to Expenses	Deduction / Expenditures	Balance at September 30, 2004

Allowance for Warranty Reserve	$727	1,883	825	$1,785

9.  REPRICED STOCK OPTIONS

In 2000 and 2001, the Company effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of the Company’s common stock (the “repricing”).  The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing.  The Company had previously accounted for these option grants as fixed plan awards.  The market value of the Company’s common stock was $6.71 and $3.90 per share at September 30, 2004 and 2003, respectively; this compared to market values of $5.90 and $1.25 per share at December 31, 2003 and 2002, respectively.  Aggregate non-cash compensation charges, therefore, resulted to the extent that the market value at the respective period ending date exceeded the repriced exercise price of $0.656 per share.  In the three and nine months ended September 30, 2004, the amounts of compensation (benefit) expense relating to these repriced options were $(1,425) and $886.  In the three and nine months ended September 30, 2003, the amounts of compensation expense relating to these repriced options were $1,890 and $2,186.  These amounts are included in general and administrative expenses.

As of September 30, 2004, approximately 555,000 of these repriced options, in various stages of vesting, were outstanding, of which approximately 492,000 related to options issued to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  In the first quarter of 2004, the CEO and CFO adopted pre-arranged stock selling plans, pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, in regards to the repriced option shares held by them which are subject to variable accounting treatment.  Under the pre-arranged stock selling plans, stock options will be exercised contemporaneously with the sales of the resulting shares.  The respective selling of the stock commenced in the second quarter of 2004 and will continue over a period at least through the second quarter of 2005.  Any non-cash compensation related to these options will become fixed at the time the options are exercised; prior to exercise, the options will continue to be subject to variable accounting treatment.  The CEO and CFO, in aggregate, exercised approximately 308,000 options during the nine months ended September 30, 2004.

10.  COMMITMENTS AND CONTINGENCIES

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

The Company is presently disputing certain state tax liabilities totaling approximately $350.  The Company believes the basis for the states’ assessment of the amounts owed is incorrect and intends to vigorously contest such assessments.  At September 30, 2004, the Company has recorded a liability related to these assessments, which amount reflects the Company’s evaluation of the eventual conclusion of these matters.

The Company is presently involved in a dispute regarding the computation of certain royalty liabilities.  The Company believes the basis for its royalty computation is correct and consistent with the terms of the royalty agreement.  However, if the Company’s method of computation proves to be wrong, accrued royalties could be understated at September 30, 2004 by approximately $400.  The Company is presently unable to predict the outcome and eventual liability related to this matter.

The Company is involved in certain other legal proceedings incidental to the normal conduct of its business.  The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company’s business, financial condition, results of operations, or cash flows.

In the normal course of its business activities, the Company is required under a contract with various governmental authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts.  The letters of credit, which expire on various dates in 2004, have a total undrawn balance of $250 at September 30, 2004.  Bonds, which expire on various dates, totaled $7,300 on September 30, 2004.  As of that date, no bonds have been drawn upon.

At September 30, 2004, the Company had posted a $2,559 cash deposit in regards to an LMR statewide system bid.  The cash deposit was made in lieu of a bid bond.  The deposit was returned in October 2004.  The amount is included in prepaid expenses on the balance sheet as of September 30, 2004.

11.  SEGMENT AND RELATED INFORMATION

                The Company operates in the following two reporting segments, both of which operate in the LMR industry.  These segments are the Company’s two operating subsidiaries: EFJohnson and Transcrypt.  Although both segments have product offerings which have some market similarity, EFJohnson’s operations primarily entail the design, development, manufacture and sale of LMR transmitters/receivers, mobile and portable LMR radios, and LMR communication systems, while Transcrypt’s operations primarily entail the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication.  The Company evaluates segment results based on gross margin and income from operations.  Corporate expenses, exclusive of charges or benefits associated with variable accounting for repriced stock options, are allocated to the operating segments based upon estimated usage of corporate resources.  The following table is a summary of the unaudited operating results for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Revenues:
Wireless Communication	$11,300	$11,992	$44,418	$28,139
Information Security	4,130	1,097	10,827	4,664
	$15,430	$13,089	$55,245	$32,803
Gross Profit:
Wireless Communication	$3,914	$4,448	$16,125	$10,428
Information Security	3,355	788	8,719	3,401
	$7,269	$5,236	$24,844	$13,829
Operating Profit (Loss):
Wireless Communication	$(2,647)	$110	$(2,131)	$(1,242)
Information Security	1,989	(6)	5,394	990
Income (Loss) from Operations	(658)	104	3,263	(252)

Stock Option Repricing Adjustment, net	1,425	(1,890)	(886)	(2,186)
Other Expense, net	17	(1)	(59)	(45)

Income (Loss) before Income Taxes	$784	$(1,787)	$2,318	$(2,483)

Depreciation & Amortization:
Wireless Communication	$312	$252	$940	$730
Information Security	34	34	101	97
	$346	$286	$1,041	$827

Assets:
Wireless Communication	$37,042
Information Security	12,951
Corporate	6,015
	$56,008

12.  PLANNED MOVES OF THE COMPANY’S OPERATING FACILITIES

During the second quarter of 2004, Transcrypt’s operations moved from its previous facility in Lincoln, Nebraska to a similar 18,000 square-foot facility located a short distance from its previous operations.  The Company incurred $45 and $190 in relation to this move for the three and nine months ended September 30, 2004.  The new facility was obtained pursuant to a ten-year lease with anticipated facility costs approximating those of the departed facility.  The move was precipitated by the May 31, 2004 termination of the lease agreement on the segment’s previous facility and was complete by September 30, 2004.

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

EFJohnson and Transcrypt Operating

Facility Relocation Costs (in 000’s):

	Total amount expected to be incurred	Amount incurred in the three months ended September 30, 2004	Cumulative amount incurred as of September 30, 2004	Remaining amount to be incurred
Description of Costs
Employee related costs	$900	$410	$528	$372
Furniture and equipment relocation costs	490	90	242	248
Manufacturing outsourcing set-up costs	400	128	246	154
Other	300	110	123	177

Total	$2,090	$738	$1,139	$951

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

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.9	60.0	55.0	57.8
Gross profit	47.1	40.0	45.0	42.2
Operating expenses:
Research and development	16.7	14.8	14.2	15.7
Sales and marketing	17.5	13.5	12.7	14.0
Facility relocation expenses	4.8	—	2.1	—
Stock option repricing (benefit) expense	(9.2)	14.4	1.6	6.7
General and administrative	12.3	11.0	10.1	13.3
Total operating expenses	42.1	53.7	40.7	49.7
Income (loss) from operations	5.0	(13.7)	4.3	(7.5)
Interest expense - net	(0.1)	(0.3)	(0.2)	(0.3)
Other expense	0.2	0.3	0.1	0.2
Income (loss) before income taxes	5.1	(13.7)	4.2	(7.6)
Income tax provision	—	—	—	—
Net income (loss)	5.1%	(13.7)%	4.2%	(7.6)%

Revenues

Revenues increased 8% to $15.4 million in the third quarter of 2004, as compared to $13.1 million during the same period in 2003.  Of total revenues in the third quarter of 2004, the wireless communication segment comprised $11.3 million, representing a 6% decrease over revenues of $12.0 million during the same period in 2003.  Information security segment revenues of $4.1 million in the third quarter of 2004 represent a 276% increase over revenues of $1.1 million during the same period in 2003.

Revenues increased 68% to $55.2 million in the nine months ended September 30, 2004, as compared to $32.8 million during the same period in 2003.  Of total revenues in the nine months ended September 30, 2004, the wireless communication segment comprised $44.4 million, representing a 58% increase over revenues of $28.1 million during the same period in 2003.  Information security segment revenues of $10.8 million in the nine months ended September 30, 2004 represent a 132% increase over revenues of $4.7 million during the same period in 2003.

The Company’s sales, as per its customer markets, are shown below for the nine months ended September 30, 2004 and 2003.

	2004		2003
Revenues (in ‘000’s):	Amount	%	Amount	%
Domestic public safety / public service	$41,854	76%	$26,078	80%
International	11,696	21	5,085	16
Domestic commercial	1,695	3	1,640	4

Total Sales	$55,245		$32,803

The increase in EFJohnson’s revenues for the first nine months of 2004 related primarily to a substantial increase in sales to the domestic government sector.  This is consistent with EFJohnson’s market strategy to emphasize federal, state and local governmental customers.

The increase in revenues of the information security segment primarily results from increased marketing in certain parts of the world where LMR systems are primarily analog and perceived security risks are high.  Transcrypt’s sales are primarily to international customers because of the analog nature of its products.

Gross Profit

Cost of sales includes materials, labor, depreciation, and overhead costs associated with the production of the Company’s products, as well as shipping, royalty and warranty product costs.

Consolidated gross profit was $7.3 million (47% gross margin) for the third quarter of 2004, as compared to $5.2 million (40% gross margin) for the same period in 2003.  Gross margin for the wireless communication segment was 35% in the third quarter of 2004 versus 37% for the same period in 2003.  Gross margin for the information security segment was 81% in the third quarter of 2004 versus 72% for the same period in 2003.

Consolidated gross profit was $25.0 million (45% gross margin) for the nine months ended September 30, 2004, as compared to $13.8 million (42% gross margin) for the same period in 2003.  Gross margin for the wireless communication segment was 36% for the nine months ended September 30, 2004, as compared to 37% for the same period in 2003.  Gross margin for the information security segment was 80% in the first nine months of 2004 versus 73% for the same period in 2003.

The increase in overall gross margin percentage relates primarily to Transcrypt being a larger percentage of the overall sales mix, 20% for the nine months ended September 30, 2004, as compared to 14% for the same period in 2003.  Additionally, Transcrypt’s margin has increased in 2004, as compared to 2003, as a result of economies of scale created by the higher sales volume in 2004.  EFJohnson’s gross margin percentage for the three months ended September 30, 2004 was negatively impacted approximately 2% by higher warranty costs resulting from certain software upgrades to its digital line of radios.  The Company does not anticipate this higher warranty rate to recur in the fourth quarter of 2004.  Additionally, $3.6 million of sales in the first quarter of 2004 involved proprietary encryption modules for which the Company charged no mark-up over the cost of procurement due to competitive market reasons.  Excluding the impact of these proprietary modules, gross margin for the wireless communication segment would have been 40% for the nine months ended September 30, 2004.  The Company does not anticipate such proprietary encryption module factor to recur during the remainder of 2004.

Management intends to make adjustments to its product offerings, where deemed appropriate, to include elimination of marginally profitable products and product lines.  Management is also continuing to review its manufacturing procedures to create efficiencies.  While management continues to review pricing and product strategy, gross margins for both industry segments are likely to vary in the future, based primarily upon the mix of products and the amount of revenues recognized in the respective periods.  Further, as noted in Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements, the Company is presently engaged in outsourcing its manufacturing of wireless communication products; the Company does not anticipate that this event will have any significant impact on future gross margins.

Research and Development

Research and development expenses consist primarily of the costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities.

Research and development expenses increased 33% in the third quarter of 2004, to $2.6 million (17% of revenues) as compared to $2.0 million during the same period in 2003 (15% of revenues).  Further, research and development expenses increased 52% for the nine months ended September 30, 2004, to $7.8 million (14% of revenues) as compared to $5.2 million for the same period in 2003 (16% of revenues).  The increase related primarily to Project 25 LMR infrastructure development at EFJohnson, along with the Company’s development efforts towards new digital subscriber units, upon which the Company’s 2004 research and development efforts will be substantially concentrated.  Certain of the Company’s anticipated future sales are dependent upon successful and timely completion of its on-going research and development projects.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, and costs of advertising, public relations, and trade show participation.

Sales and marketing expenses increased 54% in the third quarter of 2004, $2.7 million (18% of revenues) as compared to $1.8 million during the same period in 2003 (13% of revenues).  Further, sales and marketing expenses increased 53% for the nine months ended September 30, 2004, to $7.0 million (13% of revenues) as compared to $4.6 million for the same period in 2003 (14% of revenues).  The expenditure level, as a percentage of revenues, was higher in the third quarter of 2004 as a result of the lower sales volume at EFJohnson and a build-up in fixed sales resources in concert with management’s anticipation of future sales opportunities in the wireless communication segment.

General and Administrative

General and administrative expenses consist primarily of salaries and other expenses associated with the Company’s management, finance, accounting, and administration; it also includes (benefit) expense relating to repriced stock options, as well as costs incurred in 2004 to move the operations of both EFJohnson and Transcrypt.

Excluding any benefit or expense resulting from the repriced stock options adjustment and excluding facility relocation expenses, general and administrative expenses increased 43% in the third quarter of 2004, to $1.9 million (12% of revenues) as compared to $1.4 million in the same period in 2003 (11% of revenues).  Further, excluding the repriced stock option adjustment and facility relocation expenses, general and administrative expenses increased 25% for the nine months ended September 30, 2004, to $5.6 million (10% of revenues) as compared to $4.3 million for the same period in 2003 (13% of revenues).  See also “Net Income (Loss) section below.  The increases result from: 1) increased support requirements related to the Company’s increased sales; 2) increased investor relations efforts; and 3) efforts associated with ongoing implementation of §404 of the Sarbanes-Oxley Act.

The repriced stock option adjustment was a benefit of $1.4 million for the three months ended September 30, 2004, as compared to an expense of $1.9 million during the same period in 2003.  The repriced stock option adjustment was an expense of $0.9 million for the nine months ended September 30, 2004, as compared to an expense of $2.2 million for the same period in 2003.  The amount of (benefit) or expense recorded relates substantially to the change in the Company’s common stock price, as explained in Note 9 of the accompanying Notes to the Condensed Consolidated Financial Statements.

In relation to the planned move of its operating facilities, as described in Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements, the Company incurred $0.7 million for the third quarter of 2004, as compared to zero during the same period in 2003.  The Company incurred $1.1 million for the nine months ended September 30, 2004, as compared to zero for the same period in 2003.

The Company will be an accelerated filer as of December 31, 2004 as a result of its market capitalization at June 30, 2004.  Accordingly, periodic reports due during the fiscal year ended December 31, 2005 will be subject to an accelerated filing schedule.

Other Income (Expense)

Other income (expense), net for the three months ended September 30, 2004 was $34,000, as compared to $35,000 for the same period in 2003.  Further, other income (expense), net for the nine months ended September 30, 2004 was $29,000, as compared to $62,000 for the same period in 2003.  The Company would expect other income (expense) to remain at an insignificant level during the remainder of 2004.

Interest Income / Interest Expense

Interest income consists of interest income earned on cash and invested funds; interest expense related to the Company’s loans and bank line of credit.  Interest income and interest expense were $11,000 and $28,000, respectively, for the three months ended September 30, 2004, as compared to $5,000 and $41,000 in the same period in 2003.  Further, interest income and interest expense were $31,000 and $119,000, respectively, for the nine months ended September 30, 2004, as compared to $26,000 and $133,000 in the same period in 2003.  Interest income and expense vary based on the relative interest rates earned or incurred, and the relative cash and loan balances.  The Company’s interest expense includes monthly expense of $12,000 related to amortization of loan fees and bank line of credit availability fees.  Future interest income and expense will vary according to the Company’s use of cash, interest rates, and operating results.

Provision / Benefit for Income Taxes

The Company did not record a tax benefit or provision for the three and nine months ended, respectively, September 30, 2004 and 2003.  As of September 30, 2004, the Company had approximately $25.2 million in deferred tax assets primarily comprised of net operating loss carryforwards (“NOL’s”), which asset was reduced by a valuation allowance of $17.2 million.  The Company’s tax asset is chiefly composed of NOL’s.  These NOL’s total approximately $57.0 million at September 30, 2004 and do not begin to expire until 2011.  The Company’s deferred tax asset of $8.0 million at September 30, 2004 and December 31, 2003, respectively, is approximately comprised of the following components:

Tax asset components (in millions):	September 30, 2004	December 31, 2003

Net operating loss carryforwards	$19.9	$20.4
Timing differences - book to tax	2.9	3.3
General business tax credits	2.4	2.4
	25.2	26.1
Less: valuation allowance	17.2	18.1
	$8.0	$8.0

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

The Company cannot presently estimate what changes to the deferred tax asset valuation allowance may be deemed appropriate, or to what extent the Company may record a tax benefit (expense), during the remainder of 2004.  If the Company continues its recent trend of profitability in 2004, some portion, if not all, of the deferred tax asset valuation allowance may be reduced in 2004 or beyond, and a net tax benefit may subsequently be recorded.  However, if the Company incurs future losses, it may be necessary to provide an additional allowance against some, or all, of the $8.0 million deferred tax asset recorded at September 30, 2004.

Net Income (Loss)

The Company had a net income of $0.8 million during the three months ended September 30, 2004, as compared to a net loss of $1.8 million during the same period in 2003.  Further, the Company had a net income of $2.3 million during the nine months ended September 30, 2004, as compared to a net loss of $2.5 million during the same period in 2003.  Operating results for the three and nine months ended September 30, 2004 and 2003 were affected by non-cash compensation resulting from variable accounting treatment required for certain of the Company’s stock options repriced in the fourth quarter of 2000 and the first quarter of 2001.  Additionally, the operating results for the three and nine months ended September 30, 2004 were affected by costs incurred to move the operations of both EFJohnson and Transcrypt, as discussed in Note 12 to the accompanying Notes to Condensed Consolidated Financial Statements.

The table below illustrates the operating results for the three and nine months ending September 30, 2004 and 2003, adjusting for the non-cash stock option repricing and for the non-recurring facility relocation effects discussed above.  The Company believes that such presentation offers a more comparative measurement of the Company’s operating results.

Operating Results (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$784	$(1,787)	$2,318	$(2,483)

Facility relocation expenses	738	—	1,139	—

Stock option repricing non-cash compensation expense (benefit).	(1,425)	1,890	886	2,186

Proforma income (loss) - comparative basis	$97	$103	$4,343	$(297)

Proforma income (loss) as a percentage of total revenues	0.6%	0.8%	7.9%	(0.9)%

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through short-term borrowings, long-term debt, and stock offerings completed on January 22, 1997 and October 15, 1997.  However, the Company’s operations have consistently provided positive cash since the second quarter of 2001, and operations provided positive cash of $12.6 million for the nine months ended September 30, 2004.

The Company’s operating activities provided (used) cash of $12.2 million and $(3.6) million in the nine months ended September 30, 2004 and 2003, respectively.  Cash provided by operating activities in the first three quarters of 2004 consisted primarily of: net income of $2.3 million; depreciation and amortization expenses of $1.0 million; non-cash compensation of $0.9 million; and a net change in the various components of working capital of $8.0 (principally $9.9 million and $3.5 million provided by decreases, respectively, in accounts receivable and inventories, offset by $1.9 million decrease in accounts payable and $2.7 million increase in prepaid expenses).

Cash used by operating activities in the first nine months of 2003 consisted primarily of: net loss of $(2.5) million; depreciation and amortization expenses of $0.8 million; non-cash compensation of $2.1 million; and a net change in the various components of working capital of $(3.2) million.

Cash used by investing activities was $1.6 million for the first nine months of 2004; this compared to cash used by investing activities of $0.3 million for the same period in 2003.  The difference between 2004 and 2003 related primarily to cash flows used in the purchase of property.  Total capital expenditures in 2004 were $1.8 million, as compared to $0.6 million of capital expenditures in 2003.  Additionally, $0.4 million of capital expenditures in 2003 were acquired through the exchange of debt and are, thus, excluded from the Statement of Cash Flows.

Cash used by financing activities was $7.3 million for the first nine months of 2004; this compared to cash used by investing activities of $5.1 million for the same period in 2003.  The line of credit balance of $7.5 million at December 31, 2003 was paid off during the three months ended March 31, 2004, and the line of credit balance remained zero throughout the period ended September 30, 2004.  In the previous year, the December 31, 2002 line balance of $5.0 million was paid off prior to June 30, 2003, at which time the line of credit balance was zero and remained such through September 30, 2003.

The Company’s cash availability position and overall working capital position were significantly improved as of September 30, 2004, as compared to December 31, 2003, primarily as the result of cash collection of December 31, 2003 accounts receivable, as well as of revenues recognized in the first nine months of 2004.  The Company’s cash balance, at any given point in time, is substantially dependent upon fluctuations in receivables which increase and decrease commensurate with the timing and volume of sales orders.  Further, the Company had zero borrowings under its $15.0 million secured line of credit with Bank of America as of September 30, 2004, as compared to borrowings of $7.5 million at December 31, 2003.  Accordingly, at September 30, 2004, the Company had unrestricted cash of $8.0 million, an additional $8.2 million available credit under its line of credit, and a $2.5 million cash deposit which was returned to the Company in October 2004.

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

The Company’s backlog of unfilled orders at September 30, 2004 was $14.6 million, compared to a backlog of $22.2 million at December 31, 2003 and $32.0 million at September 30, 2003.  Due to the unpredictable timing of major domestic governmental orders, the Company does not believe that its backlog figures, and variations from period to period therein, are necessarily indicative of sales of products in future periods.

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

Deferred revenue includes unearned services provided under systems maintenance contracts.  The Company recognizes the maintenance fees based upon a straight-line method over the life of the contract.  The Company no longer defers revenue generated from extended warranties on its digital LMR radio sales, as the Company believes the earnings process is complete at time of sale, and the Company presently has sufficient history on its digital products to reasonably estimate any future warranty costs related to such extensions.

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”) as of the quarter ended September 30, 2004.  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  The effectiveness of the Company’s Disclosure Controls, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2004 and the Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2004 (together, “Certifications”).

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

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective as of the quarter ended September 30, 2004 to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company’s Disclosure Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with USGAAP.

Due to the Company’s market capitalization at June 30, 2004, the Company will be required to comply with §404 of the Sarbanes-Oxley Act (internal control over financial reporting) as of December 31, 2004, as explained in Item 2 above, in management’s General and Administrative discussion.

PART II.  OTHER INFORMATION

ITEMS 1 – 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

11.1	Computation of income (loss) per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q For the Quarter Ending September 30, 2004

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q For the Quarter Ending September 30, 2004

32.0	Written certification of Chief Executive Officer and Chief Financial Officer, dated October 28, 2004, pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K:

On August 03, 2004, the Company filed its press release announcing financial results for the quarter ended June 30, 2004 as a report on Form 8-K, under Items 7 and 12.

On September 16, 2004, the Company filed its press release announcing that the Company had entered into an amendment of its line of credit agreement with Bank of America, as a report on Form 8-K, under Item 2.02, Entry into Material Definitive Agreements.

On September 16, 2004, the Company filed its press release announcing an update of previous forward-looking earnings guidance, as a report on Form 8-K, under Item 2.02, Results of Operations and Financial Condition.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date:	October 28, 2004	By:	/s/ Massoud Safavi

Massoud Safavi
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)