Form 10-K
period 2004-12-31
EFJ INC
filed 2005-03-03
CIK 1023516

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 0-21681

EFJ, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0801192 (I.R.S. Employee Identification No.)

1440 Corporate Drive
Irving, Texas 75038
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (972) 819-0700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock on June 30, 2004, as reported in the NASDAQ National Market, was approximately $156,000,000. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Number of shares outstanding of the Registrant's Common Stock, as of February 22, 2005: 18,322,107.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2004 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K ("Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of EFJ, Inc. and its consolidated subsidiaries ("EFJ") may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of earnings, revenue, expenses, or other financial items; any statement of the plans, strategies, and objectives of management for future operations; any statements concerning developments, performance, or market share relating to products or services; any statements regarding future economic conditions; any statements regarding pending claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include macroeconomic and geopolitical trends and events; the outcome of pending legislation; the execution and performance of contracts by suppliers and customers; employee management issues; the challenge of managing asset levels, including inventory; the difficulty aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the items discussed in "Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price" set forth in this Report, and that are otherwise described from time to time in EFJ's Securities and Exchange Commission reports filed after this Report. EFJ assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. BUSINESS

        Unless the context otherwise provides, all references in this Annual Report on Form 10-K to the "Company" or "EFJ" include EFJ, Inc., its predecessor entities, and its subsidiaries, including E.F. Johnson Company and Transcrypt International, Inc., on a combined basis. All references to "EFJohnson" refer to E.F. Johnson Company, and all references to "Transcrypt" refer to Transcrypt International, Inc. Further, all references to wireless communications segment refer to E. F. Johnson company, and all references to information security segment refer to Transcrypt International, Inc.

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

        The actual outcomes of the above referenced matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. For a discussion regarding such differences, see "—Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price" below.

General

        The Company is a manufacturer of wireless communications systems (including infrastructure, subscriber products, and service) and information security products. The Company primarily sells its products to: (1) domestic public safety/public service and other government users; (2) international customers; and (3) domestic commercial users.

        Through its wholly-owned subsidiary, EFJohnson, the Company designs, develops, manufactures, and markets: mobile and portable land mobile radios ("LMR"); stationary LMR transmitters/receivers (base stations or repeaters); and LMR systems (voting equipment, gateways, and all associated control platforms).

        Through its wholly-owned subsidiary, Transcrypt, the Company designs, manufactures, and markets information security products which prevent unauthorized access to sensitive voice communications. To a lesser degree, Transcrypt also designs, manufactures, and markets LMR signaling accessory products. The information security products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR markets as an add-on security device for analog radios.

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

        Effective March 1, 2005, the Company moved its principal business offices from 1232 22nd Street NW, Suite 600, Washington, D.C. 20037 to 1440 Corporate Drive, Irving, Texas 75038. The Company's telephone number is (972) 819-0700; and its website is www.efji.com. The Company's annual report on Form 10-K, its quarterly reports on Form 10-Q, and its reports on Form 8-K are available at the Company's website, at no cost to the user, as soon as reasonably practicable after filing such material with the Securities and Exchange Commission ("SEC").

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

        Many federal, state and local agencies operate LMR equipment which complies with specifications established by the Association of Public Safety Communications Officials International, Inc. ("APCO"). The APCO 16 standard, established in 1979, includes recommendations for 800 MHz transmissions, analog voice modulations, and trunking functions for using the frequency spectrum. However, the APCO 16 recommendations permitted development of proprietary systems. As a result, three proprietary APCO 16 technologies evolved: Motorola's SmartNet®/SmartZone®; General Electric's EDACS®; and EFJohnson's Multi-Net®. These proprietary systems effectively eliminated competition once the initial technology decision was made, thereby, severely hampering interoperability and market choice. Consequently, APCO began efforts on a more comprehensive standard which would stress the importance of interoperability.

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

        The Project 25 standard has been adopted by the National Telecommunications and Information Administration ("NTIA"), which controls LMR specifications for the federal government and which specified a conversion to narrow band by the year 2005 for the 162-174 MHz bands, and by 2008 for all other bands. Several of the U.S. government agencies (including the Departments of Defense, Interior, Justice, and Treasury) have specified a Project 25 requirement for procurements of new LMR Equipment. Although state and local public safety agencies are not currently required by the FCC or APCO to purchase Project 25 compliant LMR systems or otherwise adopt the Project 25 standard, Project 25 compatibility is becoming one of the key purchasing factors for state and local public safety/public service LMR users. Furthermore, as state and local LMR users upgrade their existing APCO 16 systems to comply with FCC-imposed bandwidth limitations, demand for Project 25 compliant LMR systems is expected to increase. This is due in part to the fact that Project 25 systems can potentially be configured for compatibility with older APCO 16 mobile and portable radios, allowing an adopter of the Project 25 standard to purchase new system equipment without replacing all of its subscriber radios.

        Unlike government LMR users, commercial LMR users have only expressed marginal interest in interoperability or compliance with APCO standards. Larger commercial entities, such as utility, transportation, construction and energy companies, especially those that have specialized security needs, may require Project 25 compatible systems. To that extent, the Company would intend to serve such LMR needs with the digital products presently marketed to domestic public safety/public service customers. Otherwise, due to the increased competition for domestic commercial users and the increased availability of relatively inexpensive analog radios and repeaters, the Company has substantially exited the commercial market segment.

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

        Manufacturers of information security products, such as the Company, typically charge higher prices for devices featuring more advanced levels of security. Therefore, the types of end-users at each level of security tend to vary based upon the importance of the information that the end-user wants to secure. Typical users of the most basic form of scrambler, the frequency inversion scrambler, include taxi dispatchers, other types of consumer businesses, and transportation companies. High-level scrambling and encryption devices are used primarily by public safety agencies, government personnel, and international customers with increased security concerns.

Markets and Products

        Purchasers of the Company's wireless communications and information security products include: (1) domestic public safety/public service and other government users; (2) domestic commercial users; and (3) international customers. Significant customers accounting for more than 10% of the Company's revenues, as a combination of both wireless communications and information security products, included: U.S. Department of Defense, which represented approximately 35% and 42% of consolidated sales in 2004 and 2003, respectively; and State of South Dakota, which represented approximately 12% of sales in 2002. The Company's sales, as per its defined customer markets, are shown below for the years ended December 31, 2004, 2003, and 2002:

	2004 Amount	%	2003 Amount	%	2002 Amount	%
Revenues:
Domestic public safety/public service	$59,912	74%	$46,975	83%	$30,193	74%
Domestic commercial	2,159	3	2,100	4	4,474	11
International	18,799	23	7,114	13	6,120	15

Total Sales	$80,870		$56,189		$40,787

        The Company's basic marketing strategy is founded on the premise that "Quality, Value, and Service Equals Choice" for the customer (or "QVS=C"). The strategy aims at increasing market awareness by conveying the Company's technical capabilities, customer support philosophy, and overall product value so that the customer understands the Company represents a viable and beneficial choice in fulfilling the customer's LMR requirements. To this end, the Company's marketing staff conducts promotions through a mix of print advertising, trade shows, Internet websites, direct mail campaigns, press releases, presentation materials, and distribution of demonstration and loaner equipment. The goal is to obtain market awareness that the Company is a full-service LMR communications solution provider that offers quality choice in the marketplace.

        The Company sells its products domestically through a direct sales force of account executives and sales managers, dealers, and manufacturer representatives. The Company provides support to its LMR dealers, who re-sell the Company's product to end-users. This support includes advertising materials, sales and service training, and technical support. The Company's international sales are primarily made through a specialized international direct sales force in conjunction with Company-authorized dealers/distributors, which typically provide a local contact and arrange for technical training in foreign countries. See "—Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price—Business, political, regulatory, or economic changes in foreign countries in which the Company markets its products or services could adversely affect the Company's revenues."

        Much of the Company's business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery, and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and form of contract. In situations where the client-imposed contract type and/or terms appear to expose the Company to inappropriate risk, the Company may seek alternate arrangements or opt not to bid for the work. Essentially all contracts with the United States Government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government entity. Although the Company operates under the risk that such terminations may occur and have a material impact on operations, it is the Company's experience that such terminations are rare. As with other government contractors, the Company's business is subject to government client funding decisions and actions that are beyond the Company's control. The Company's contracts are composed of a wide range of contract types, including firm fixed-priced, time-and-materials, indefinite-delivery/ indefinite-quantity ("IDIQ"), and government-wide acquisition contracts (known as "GWACS") such as General Services Administration ("GSA") schedule contracts.

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

Wireless Communications

        EFJohnson's products consist of radios (or "subscriber units"), LMR systems (to include infrastructure equipment, system design, and installation of infrastructure equipment), and service (technical support, maintenance contracts, service parts, and training). These products are sold under the "EFJohnson" brand name. The Company's marketing efforts are focused on the domestic public safety/public service sector, substantially eliminating its entire commercial product offering. Subsequently, EFJohnson has also de-emphasized its international market, as that market has predominantly been comprised of analog products that the Company has exited.

        EFJohnson's radio offerings are primarily digital offerings designed to operate in both analog and digital LMR system environments that include Multi-Net®, Motorola's SmartNet® and SmartZone®, Project 25, and conventional. EFJohnson's digital radios, both hand-held portable and mobile radios, can contain digital encryption technology, Over-the-Air-Re-keying ("OTAR"), Project 25 trunking, and various other features. To further enhance its LMR offerings, EFJohnson has incorporated various encryption technologies into its digital radio products.

        EFJohnson's system sales prior to 2003 were predominantly analog systems, predominantly Multi-Net® and, to a lesser extent, LTR-Net® systems. However, in 2004 and 2003, during which period the Company installed several Project 25 systems, system sales have been predominantly digital Project 25 systems. The Company expects this trend toward digital Project 25 systems to continue. EFJohnson is currently developing a Project 25 trunked system offering that it expects to release in 2005.

        To further its development of digital system offerings, the Company made a strategic decision in 2004 to move its EFJohnson operations from Waseca, Minnesota to Irving, Texas. The Company felt that the Irving, Texas area provided a larger and more experienced pool of engineering and marketing employees, which would facilitate its ability to rapidly and efficiently expand these key areas to match its strategic growth.

        The majority of system sales involves soliciting and responding to requests for proposals ("RFP's"). The RFP process for system sales has a relatively long cycle time, typically taking as much time as one year, and, depending on the size of the system, taking multiple years to complete installation of a project. LMR system end-users often require the supplier of the LMR system to supply a bond from an approved surety company at the time that the bid is submitted and the contract is awarded; however, sales to the federal government generally do not have such bonding requirements. See "—Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price—The Company's inability to secure satisfactory bonding arrangements would adversely affect revenues."

        For the EFJohnson product line, the Company's customer service group provides after-sales service and support, including technical support through a toll-free telephone number, on-site technical personnel for repairs and applications issues, 24-hour turnaround for spare parts, extended maintenance coverage, and product training. Product training includes classes and seminars to provide the end-user assistance in the use, operation and application of LMR products and systems. Training is available at both the customer's site and the Company's new Irving, Texas facility. LMR products and systems are generally sold with a one-year warranty, which covers parts and labor in North America and parts internationally. Broader warranty and service coverage is provided in certain instances, on a contractual basis, usually for an additional charge.

Domestic public safety/public service

        The Company's market focus is in the areas of Project 25 compliant systems and interoperability. The Company's Project 25 compliant digital radios are compatible and interoperable with older analog radio systems, as well as with Motorola's proprietary analog APCO 16 trunking technology (SmartNet® and SmartZone®). The Company believes that such backward compatibility with most of Motorola's APCO 16 trunking technology will provide early adopters of the Project 25 standard, such as the federal, state and local government agencies, the ability to purchase new equipment without replacing entire older systems. In 2002, EFJohnson introduced Project 25 system infrastructure, beginning with the Model 2600 Repeater, and, in 2003, EFJohnson installed its first Project 25 system.

        The Company believes it has positioned itself to effectively participate in this Project 25 marketplace, particularly as a result of its established presence as a vendor to the Departments of Defense, Homeland Security, Interior, Justice, and Treasury. EFJohnson's market emphasis continues to be on the federal, state and local governmental units seeking interoperability, and the Company believes these opportunities will continue to increase in 2005 and beyond.

Commercial Users

        As explained above, the Company has altered its market focus away from the commercial markets. Nonetheless, management believes that niche markets, such as large public utilities, will desire Project 25 systems equipment interoperability. Given the opportunity, the Company intends to market to such commercial users.

International

        EFJohnson has historically served its international users with analog product lines that reached end of life in 2004. The Company's present international focus is generally on Latin American countries, notably Brazil, Argentina, Venezuela, and Chile, where the Company has noted recent demand for its digital products. However, EFJohnson is not strategically focused on this market and expects international sales to remain relatively flat in 2005 and to comprise less than 5% of EFJohnson's total sales.

Information Security

        Transcrypt first entered the information security market in 1978 with simple, transistor-based add-on scrambling modules for use in analog LMRs using basic single-inversion scrambling techniques. Transcrypt marketed these products primarily to domestic public safety/public service agencies and international governments. Since that time, the Company has further developed and improved upon its core information security technologies, which have been implemented into the Company's scrambler modules and other products within its major information security product families.

        The Company's customers use information security products in a variety of situations involving differing security needs. The Company offers a variety of add-on LMR scrambling products featuring its core technologies at varying levels of security. Add-on scramblers are available in two packages, which include: (1) a modular package consisting of a circuit board that is designed to be permanently soldered into existing circuitry; and (2) a plug-in package designed for installation using connectors with standard pin configurations which original equipment manufacturers ("OEM") or customers may install. The Company also produces modules that add signaling features to radios, including "man-down" (emergency signal broadcast if radio position becomes horizontal), "stun-kill" (disables lost or stolen radios remotely), "ANI" (automatic number identification of radios) and OTAR (changes encryption and scrambling codes remotely). In December 1997, the Company introduced an LMR encryption module, for use as an add-on or in OEM equipment that is based upon the U.S. digital encryption standard known as "DES." This module uses the widely recognized DES algorithm for encoding transmissions. Dark Star, the Company's newest development project, allows analog transmissions to be more securely encrypted in a digital format that will also permit backward compatibility to most of its older encryption modules.

        Transcrypt's analog products are compatible with a number of OEM manufacturers, including Motorola, Kenwood U.S.A. Corp. ("Kenwood"), Icom America, Inc., Relm Corporation ("Relm"), and Tait Electronics ("Tait"). However, substantial portions of the analog encryption modules sold by Transcrypt are for use in radios manufactured by Motorola. During 2004, the Company renewed its Professional Radio Application Partner Contract with Motorola which certifies the Company as an Authorized Application Partner of its plug-in information security modules for the Motorola Professional series radios in Europe, the Middle East, and Africa. Presently, the Company is investigating similar partnering relationships for other global regions.

        For the Transcrypt product line, the Company provides domestic toll-free telephone access for customers with technical or other problems. The Company will also customize product training for its customers using a classroom approach or seminars at either or both the customer's site and the Company's Lincoln facility. The Company offers a standard warranty on all products, which covers parts and labor for a period of one year from purchase. The Company documents installation instructions for its products in OEM devices and has developed instructions for more than 2,700 OEM applications (including a majority of commercially available two-way radio models sold worldwide).

        Transcrypt's current information security products are designed solely for the encryption of analog transmissions. As the LMR encryption customers migrate from analog to digital transmission systems, the overall market for the Company's analog encryption products may decrease. This migration from analog to digital is presently occurring more rapidly in North America and Europe than elsewhere in the world. Due to the much higher cost of digital products, the Company anticipates that this transition to digital will occur at a fairly slow pace in that part of the world identified as "third-world"; and, accordingly, overall global demand for analog security products is not expected to significantly decrease over the next few years. During such period, this transition from analog to digital is only expected to have a marginal, if any, impact upon the Company's information security product sales as a result of its development of other products, such as the Dark Star product, and because of its aggressive marketing aimed at increasing Transcrypt's global market share.

        International sales continue to play a dominant role in Transcrypt's sales mix. This is a result of the greater analog presence in certain parts of the world outside the United States. Because such analog demand remains strong, international sales are expected to remain at similar levels going forward.

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

Wireless Communications

        The Company will continue to develop products in 2005 that include feature enhancements and additions to its line of digital radios, and which will continue to comply with the Project 25 standard. Current developments include the addition of lower-cost digital portable and mobile radios, as well as the development of Project 25 infrastructure equipment, including Project 25 trunking infrastructure, such as repeaters, base stations, network-switching equipments, consoles, and voters. The Company expects its current development of single-site trunked Project 25 infrastructure to be substantially complete in 2005. The Company believes that Project 25 trunking systems will be more widely implemented as costs come down and competitively priced equipment becomes available. In addition, the Company has applied standard Internet Protocol switching techniques for voice and data interconnectivity between wireless sites; and to that end, the Company has submitted a VoIP fixed station interface for APCO/TIA standards consideration.

Information Security

        The LMR security products under development include new versions of the Company's 460 series modules for deployment in different models of radios, including plug-in modules for certain new model Motorola, ICOM, and Kenwood radios introduced from time to time in different regions of the world. The Company has also undertaken development of Dark Star, an analog scrambler that utilizes digital encryption techniques to achieve compatibility with digital encryption and a more secure level of encryption.

Intellectual Property

        The Company currently holds or has been assigned 47 U.S. patents. These patents cover a broad range of technologies, including trunking protocols, high-end scrambling and encryption techniques, methods of integrating after-market devices, and a high-speed data interface for LMR communications. Furthermore, the Company holds registered copyrights that cover software containing algorithms for frequency hopping, scrambling and LMR signaling technologies, as well as numerous registered trademarks related to the "EFJohnson" and "Transcrypt" names and product names. In addition to patent, trademark, and copyright laws, the Company relies on trade secret law and employee and third party non-disclosure agreements to protect its proprietary intellectual property rights.

Manufacturing, Materials, and Suppliers

        The Company's manufacturing operations generally consist of the procurement of commercially available subassemblies, parts, and components (such as integrated circuits, printed circuit boards and plastic and metal parts), in addition to the assembly of these various parts and components into finished products. Through 2004, the Company produced most of its wireless communications products, including all of its Project 25 compliant products, at its Waseca, Minnesota facility; the Company has recently outsourced its production to a Texas-based vendor, and, by the end of the first quarter of 2005, all EFJohnson production will be outsourced. The Company assembles its information security products at its facility in Lincoln, Nebraska; sub-assembly components for Transcrypt are produced through a manufacturing outsourcing arrangement executed in the 4th quarter of 2004.

        Vendors manufacture certain components and subassemblies in accordance with the Company's specific design criteria. Certain components and subassemblies used in the Company's products are presently available only from a single supplier or a limited group of suppliers. With respect to other electronic parts, components and subassemblies, the Company believes that alternative sources could be obtained to supply these products, if necessary. To date, the Company has been able to obtain adequate supplies of key components and subassemblies in a timely manner from existing sources. Nevertheless, a prolonged inability to obtain certain components and subassemblies could impair customer relationships and could have an adverse effect on the Company's operating results. Further, in 2005, substantially all of the Company's wireless communications products and all of the Company's information security sub-assemblies will be produced by selected vendors pursuant to outsourcing contracts executed in 2004. The Company's decision to substantially outsource its manufacturing was consistent with its strategic plan and should permit the Company to more efficiently allocate its resources on marketing and research and development efforts, which areas the Company perceives to be its core competencies. See "—Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price—The Company's revenues and gross margins are dependent upon the timely and consistent delivery of components by third party suppliers."

        Pursuant to a supply agreement that expired in August 2004, Motorola was the sole manufacturer of certain electronic components used in the Company's wireless communication products. These exclusive components included the RF module used in the Company's digital subscriber units. In anticipation of the agreement's scheduled termination, the Company developed its own RF module to replace that which was supplied by Motorola. This RF module development was substantially complete as of December 31, 2004. Substantially all of the Company's 2004 subscriber unit sales were manufactured with the Motorola RF module; however, as of February 2005 virtually all subscriber unit sales will be substantially manufactured with the Company's newly-developed RF module. See "—Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price—Reduction in Motorola's provision of certain components or technology to the Company could harm the Company's business and operations."

        Further, through 2004, Motorola supplied the Company with its DES-XL proprietary encryption module, which the Company installs in subscriber units requiring such encryption. The Company's subscriber sales that incorporated this encryption module were $12.1 million and $17.3 million in 2004 and 2003, respectively. Motorola has indicated that it intends to no longer supply such module to EFJohnson. Although the Company believes it has the right and the ability to install software in its subscriber units to emulate DES-XL encryption, the Company's right to do so is presently being disputed by Motorola. See "—Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price—Reduction in Motorola's provision of certain components or technology to the Company could harm the Company's business and operations."

        The Company has obtained from Motorola a royalty-bearing, irrevocable, non-exclusive, worldwide license ("IPR License") to manufacture products containing certain proprietary LMR and digital encryption technology. The Company believes this technology will be important to the success of certain of its existing and proposed Project 25 compliant LMR products. The IPR License includes rights to use Motorola's proprietary analog APCO 16 trunking technology (SmartNet®/ SmartZone®), Project 25 required products, and certain Motorola digital encryption algorithms in the Company's LMR products. The digital encryption technology may also be incorporated into certain other information security products. In addition, the Company obtained a license to utilize certain proprietary technology from Motorola relating to the development of Project 25 compliant digital LMRs. This license covers infrastructure and other Project 25 technology. See "—Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price—Reduction in Motorola's provision of certain technology to the Company could harm the Company's business and operations."

        Through 2004, some of the Company's analog LMR products, primarily for commercial and international users, were manufactured by Icom Japan ("ICOM") under contract by the Company. These products included hand-held portable radios that operate in both conventional and trunked mode. The Company made a last-time buy of these products in 2004 and has ceased any further development of such analog subscriber unit products. These products, in aggregate, represented approximately 1% and 3% of EFJohnson's revenues in 2004 and 2003, respectively.

Competition

Wireless Communications

        In North America, Motorola is the leading provider of LMR equipment to the public safety/public service sectors, in which market segment, the M/A-Com is considered to be the second largest provider. Notwithstanding the fragmented international wireless communications market, the Company believes Motorola to be the dominant competitors in the Latin American countries where the EFJohnson predominantly sells its LMR products outside the United States. Other LMR providers besides EFJohnson, who tend to focus on particular segments of the market, include European Aeronautic Defense and Space Company ("EADS"), Thales Communications ("Thales"), Uniden America Corporation ("Uniden"), Kenwood, Icom America, Inc., Relm, Datron, Tait, and Midland ("HYT"). EFJohnson's focus is on the domestic public safety/public service sector, where it competes primarily on the basis of price, technology and the flexibility, support, and responsiveness provided by the Company and its dealers. See—"Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price—The Company faces competitive pressures that could adversely affect revenues, gross margins and profitability."

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

        Other than EFJohnson, the Company believes that Motorola, M/A-Com, ICOM, Thales, Datron, and Kenwood are currently the principal suppliers of Project 25 LMR products, although other companies are anticipated to announce future entry into the Project 25 compliant product market. Motorola, and to a much lesser extent, M/A-Com, are believed to be the only Project 25 suppliers offering trunked infrastructure. The Company supplies trunked mobile and portable radios; however, the Company presently only offers conventional Project 25 infrastructure.

Information Security

        The markets for analog LMR information security products are highly competitive. A number of companies currently offer add-on scramblers for LMRs that compete with the Company's add-on information security products, including Future Telecom (d.b.a. "Daxon"), Kavit Electronics Industries, and Midian Electronics Inc. Significant competitive factors in these markets include product quality and performance features, including:

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

        The FCC has instituted or is considering a number of regulatory changes that could affect the wireless communications industry and the Company's business, including, but not limited to, various proposals to re-band and reallocate spectrum at 800 MHz and 900 MHz. Therefore, the regulatory environment is inherently uncertain and changes in the regulatory structure and laws and regulations, both in the United States and internationally, can adversely affect the Company and its customers. Such changes could make existing or planned products of the Company obsolete or unusable in one or more markets, which could have a material adverse effect on the Company.

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

        The NCC recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. During January of 2001, the FCC released their Fourth Report and Order in which Project 25 was chosen as the interoperability standard. Subsequent FCC rulings established a timetable for mandating the use of narrower channels in order to promote better spectrum utilization. Specifically, the date of January 1, 2007 was established as the date after which all radios that are FCC type certified must include a mode that has an equivalent 6.25 kHz channel efficiency. The last date for sale or importation of 12.5 kHz only equipment was established as January 1, 2015, which date coincides with the last date for Public Safety users to apply for 12.5 kHz licenses. Public Safety users in the band must convert all general use spectrum operation to a mode that has an effective channel efficiency of 6.25 kHz by January 1, 2017. Future FCC rulings and orders could affect products manufactured by the Company. Management cannot predict the outcome of the FCC review or any specific changes in FCC spectrum policies, or any potential effect on the Company's sales.

        FCC rulings in the VHF and UHF frequency bands have been enacted to promote more spectral efficiency by mandating the use of narrower channels. A December 2004 ruling altered some of the previously mandated deadlines. A decision by the FCC to issue no new licenses for 25 kHz channel equipment after January 2004 had been stayed by the FCC and was recently moved to January 1, 2011. The FCC mandated date for requiring 6.25 kHz narrow band mode for type certification of new equipment still remains January 1, 2005; however, enforcement of this date has been stayed pending further rulemaking. Also stayed is a date of January 1, 2005, after which no equipment can be FCC certified that incorporates a 25 kHz channel mode. Equipment that is currently type certified can have a 25 kHz mode, but cannot be sold after January 1, 2011. Public Safety/Public Service users, as well as commercial users, have until January 1, 2013 to convert their systems to those having efficiencies of 12.5 kHz or better. These rulings present an opportunity for manufacturers to provide product for users to upgrade their systems to meet the FCC mandated efficiencies. The rulings also present the challenge to develop equipment to meet the mandated technical requirements within the FCC timetable.

        There are presently no mandates for narrow-banding of 800 MHz. EFJohnson offers 700/800 MHz subscriber products, the market focus of which is the domestic state and local governments.

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

Backlog

        Information security products typically have a short manufacturing cycle. In contrast, the Company's wireless communication products typically have a longer manufacturing cycle. At December 31, 2004, the Company had a total backlog of approximately $20.2 million. This compared to total order backlog of $22.2 million and $8.0 million at December 31, 2003 and 2002, respectively. The Company does not believe that its backlog, and variations from year to year therein, is necessarily indicative of sales of products in future periods.

Employees

        At December 31, 2004, the Company had 260 full-time equivalent employees. The Company also uses temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of the Company's employees are covered by a collective bargaining agreement.

        At December 31, 2004, the Company had a staff of 74 degreed engineers, 60 of whom work primarily in research and development. The Company organizes research and development efforts along its two main product lines: wireless communications; and information security.

        At December 31, 2004, the Company had a direct sales staff, excluding management and technical support personnel, of 24 persons.

Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price

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

  •
  government regulation of policies involving the Company's technology and/or products;

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

If the current APCO Project 25 standard is supplanted by some other recommended protocol or is otherwise not supported by the federal, state and local government agencies, it would adversely affect the Company's operations, cash flows, and financial condition.

        The Company's wireless communications marketing and research and development efforts are substantially focused on Project 25 compliant equipment. The Company believes that sales of its Project 25 digital LMR products have been, and will continue in the foreseeable future to be, substantially dependent upon Motorola's dominant position as a market leader in the Project 25 marketplace. Motorola is the largest manufacturer of Project 25 compliant LMR products and has been the principal public supporter of the Project 25 digital transmission standard for the LMR market. If Motorola does not maintain this dominant position, or if the Project 25 standard is otherwise abandoned by industry and the government public safety / public service users, it would adversely affect the Company' operations, cash flows, and financial credit. Further, if the industry materially accelerates its movement towards Phase II, the next generation of APCO's Project 25 standard, to a degree that the Company's development efforts cannot keep pace with Phase II compliant equipment, it would have a material adverse effect on the Company's financial results.

Failure to comply with financial covenants in the Company's credit facility could result in termination of the credit facility, which would severely strain the Company's liquidity position.

        In 2004, the Company amended its revolving credit facility with Bank of America, which facility expires September 30, 2007. The credit facility has certain financial covenants with which the Company was in compliance as of December 31, 2004. However, there can be no assurance that the Company will remain in compliance with all of these financial covenants. Without the benefit of a revolving credit facility, a substantial decline in revenues or gross margins or a material increase in costs or expenses could severely strain the Company's liquidity position. Further, without a revolving credit facility, the Company's ability to grow, either internally or through acquisition, would be severely restricted.

A termination in Motorola's provision of certain technologies to the Company could harm the Company's business and operations.

        The Company is dependent on continuing access to certain Motorola proprietary intellectual property. Although the Company believes that its relationship with Motorola is good, the Company cannot assure that Motorola will continue to supply proprietary intellectual property to the Company on the scale or at the price that has historically occurred. In addition, Motorola's perception of the Company as a competitor could impact Motorola's continued willingness to do business with the Company. A decision by Motorola to reduce or eliminate the provision of technology to the Company could significantly harm the Company's business and operations.

The recent termination in Motorola's provision of certain components to the Company could harm the Company's business and operations.

        Through 2004, Motorola supplied the RF modules used in the Company's digital radios pursuant to a supply agreement that expired in August 2004. No further RF modules will be provided beyond the last-time purchase order received and accepted by Motorola on August 2, 2004. Although the Company substantially completed development of a replacement RF module by December 31, 2004, virtually all the Company's digital subscriber unit sales involved radios built with Motorola's RF modules. Conversely, 2005 sales of digital subscriber units will be predominantly built with the newly-developed RF module. Although the Company believes its newly-developed module will effectively replace the Motorola-supplied module, if any significant technical difficulties are experienced with the new RF modules, it would result in a disruption in the Company's sales deliveries and would adversely affect the Company's operations.

        Further, through 2004, Motorola supplied a proprietary DES-XL encryption module that the Company uses in certain of its digital radio sales requiring such encryption. Motorola has indicated that it may no longer provide such encryption module to the Company. Approximately 20% and 35% of the Company's wireless communication sales in 2004 and 2003, respectively, included radios containing this module. Although the Company believes it has the right and the technical ability to emulate this encryption in a software application, Motorola disputes the Company's conclusion in this matter. If this matter is not satisfactorily resolved, the Company will not be able to sell subscriber units to customers requiring DES-XL encryption capability. Although the Company believes that future sales opportunities requiring this proprietary encryption module may not be material in 2005 and beyond because this encryption should be near end-of-life, the Company's operations may be adversely affected to the extent that the Company's assumption is wrong regarding such sales opportunities.

An unfavorable outcome in pending litigation could adversely affect the Company's cash flow, financial condition and results of operations.

        On or about February 5, 2001, ASRC Communication ("ASRC") filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson's sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $500,000 of products from EFJohnson since 1999. ASRC's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act. The complaint anticipated that the State of Alaska would formally prosecute its administrative claim under the Alaska State Procurement Code against ASRC for damages associated with alleged malfunctions of EFJohnson manufactured radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the "ASRC Agreement"), EFJohnson agreed to defend ASRC, at EFJohnson's expense, against any State's claim alleging non-performance of the EFJohnson radios. In the event the State prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska's Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. The State of Alaska claim alleges damages in excess of $900,000. Subsequently, ASRC has tendered, and EFJohnson has accepted, the State's administrative claim in accordance with the ASRC Agreement. EFJohnson will undertake to defend ASRC under the terms and conditions of the ASRC Agreement. The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action and has not reserved any amount in regard to this potential liability.

The Company's inability to secure satisfactory bonding arrangements would adversely affect revenues.

        In the normal course of its business activities, the Company is required under a contract with various government authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. A number of factors can limit the availability of such bonds, including the applicant's financial condition and operating results, the applicant's record for completing similar systems contracts in the past and the extent to which the applicant has bonds in place for other projects. Bonds, which expire on various dates, totaled $5.3 million at December 31, 2004, and, as of such date, no bonds have been drawn upon. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of the Company's bonds could reduce the maximum amount of bond coverage available to the Company, or impose additional restrictions with respect to the issuance of bonds on behalf of the Company. The Company's inability to secure bonding arrangements when needed would adversely affect the Company's ability to be awarded new systems installation contracts, which would adversely affect its revenues.

The Company's industry is subject to rapid technological change, with which the Company must keep pace to successfully compete.

        New technological innovations generally require a substantial investment before they are commercially viable. The Company intends to continue to make substantial investments in developing new products and technologies, and it is possible that the Company's development efforts will not be successful and that the Company new technologies will not result in meaningful revenues. In particular, the Company intends to continue to invest significant resources in developing trunked radio communications systems to support the public safety market.

The high amount of capital required to obtain radio frequency licenses and deploy and expand public safety wireless networks could slow the growth of the wireless communications industry and adversely affect the Company business.

        The Company's growth is dependent upon the increased use of wireless communications services that utilize the Company technology. In order to provide wireless communications services, wireless operators must obtain rights to use specific radio frequencies. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless communications services. Industry growth may be affected by the amount of capital required to: obtain licenses to use new frequencies; deploy wireless networks to offer voice and data services; and expand wireless networks to grow voice and data services. Over the last several years, litigation and disputes involving prior and future spectrum auctions has delayed the expansion of wireless networks in the United States and elsewhere, and it is possible that this delay could continue for a significant amount of time.

If subscribers pose safety risks, the Company may be subject to new regulations, and demand for the Company products and those of the Company licensees and customers may decrease.

        Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless communication devices, which would decrease demand for the Company's products. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Any legislation that may be adopted in response to these expressions of concern could reduce demand for the Company products and those of the Company licensees and customers in the United States as well as foreign countries.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act ("SOX"), new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as the Company. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, Company efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, the Company's efforts to comply with Section 404 of SOX and the related regulations has required the commitment of significant financial and managerial resources.

The Company's business and operations would suffer in the event of internal system failures.

        Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for the Company's internal information technology networking systems, the Company's systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure, accident or security breach that causes interruptions in the Company's operations could result in a material disruption to the Company's business, and the Company may incur additional costs to remedy the damages caused by these disruptions or security breaches. Further, from time to time, the Company installs new or upgraded business management systems. To the extent such systems fail or are not properly implemented, the Company may experience material disruptions to the Company's business that could have a material adverse effect on the Company's results of operations.

The Company's business and operating results will be harmed if the Company is unable to manage its business growth.

        The Company's business has experienced periods of rapid growth that have placed, and may continue to place, significant demands on the Company's managerial, operational and financial resources. In order to manage this growth, the Company must continue to improve and expand the Company's management, operational and financial systems and controls, including the continued training of the Company's employee base. The Company must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. The Company may not be able to timely and effectively meet that demand and maintain the quality standards required by the Company's existing and potential customers. If the Company ineffectively manages its growth or is unsuccessful in recruiting and retaining personnel, the Company's business and operating results will be harmed.

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

Current Economic Conditions Make Forecasting Difficult

        Current economic and market conditions have limited the Company's ability to forecast its sales volume and product mix, making it difficult to provide estimates of revenue and operating results. The Company continues to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in the Company's revenue can lead to even greater fluctuations in operating results. The Company's planned expense levels depend, in part, on revenue expectations. The Company's planned expenses include significant investments in research and development necessary to develop products to be sold to current and prospective customers, even though the Company is unsure of the volume, duration, or timing of any purchase orders. Accordingly, it is difficult to forecast revenue and operating results. If the Company's revenue or operating results are below investor and market analyst expectations, it could cause a decline in the price of the Company's common stock.

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

If the Company does not effectively manage the anticipated global transition from analog to digital products, its security information revenues would be adversely affected.

        The LMR markets are migrating from analog to digital equipment. This migration is primarily due to bandwidth capacity constraints, availability of additional features, and digital transmissions being more secure than analog transmissions. This transition is expected to be fairly gradual, and third world countries, for example, are not expected to transition to digital for several years. However, if, for whatever economic or geopolitical reasons, this transition accelerates, the Company may not be in a position to effectively respond to the change from a market and product position. Accordingly, such an occurrence would adversely effect the Company's operations as a result of the unexpected decrease in demand for the Company's add-on security devices.

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

The Company may engage in strategic transactions that could result in significant charges or management disruption and fail to enhance stockholder value.

        From time to time, the Company encounters an opportunity to engage in strategic transactions with the goal of maximizing stockholder value. These potential future transactions may include a variety of different business arrangements, including acquisitions, spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and equity or debt investments. These potential opportunities entail a high degree of risk; consequently, the Company cannot be assured that its future strategic investment decisions will generate adequate financial returns or that such decisions will not ultimately result in losses and a material drain on the Company's cash resources.

The Company's stock price may be volatile.

        The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of the Company's common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the stock's market:

  •
  announcements concerning the Company or its competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

  •
  receipt of substantial orders or order cancellations for integrated circuits and system software products;

  •
  quality deficiencies in services or products;

  •
  announcements regarding financial developments or technological innovations;

  •
  international developments, such as technology mandates, political developments or changes in economic policies;

  •
  new commercial products;

  •
  changes in recommendations of securities analysts;

  •
  government regulations, including stock option accounting and tax regulations;

  •
  acts of terrorism and war;

  •
  inflation and deflation;

  •
  widespread illness;

  •
  proprietary rights or product or patent litigation;

  •
  shortfalls in revenues or earnings as compared to communicated guidance;

  •
  strategic transactions, such as acquisitions and divestitures; or

  •
  rumors or allegations regarding the Company's financial disclosures or practices.

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

        Although all of the Company's sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness, economic attractiveness, and, ultimately, profitability of the Company's products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, in regions and nations to which the Company presently markets, could result in lower revenues for the Company.

        In 2004, 2003, and 2002, international sales constituted approximately 20%, 13%, and 15% of revenues, respectively, most of which involve the Company's higher margin information security products. While most of the international sales are supported by irrevocable letters of credit or cash in advance, and thereby pose little credit risk, the Company's international business could be adversely affected by a variety of factors presenting increased risks to profitability. These factors include:

  •
  unexpected changes in regulatory requirements;

  •
  tariffs and other trade barriers;

  •
  political and economic instability in foreign markets;

  •
  difficulties in establishing foreign distribution channels;

  •
  longer payment cycles and/or uncertainty in the collection of accounts receivable;

  •
  increased costs associated with maintaining international marketing efforts;

  •
  cultural differences in the conduct of business;

  •
  natural disasters or acts or terrorism;

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

        The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly skilled engineering, technical, managerial and marketing personnel. Competition for such personnel is intense, and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. Further, the Company's relocation of its wireless communications operations from Waseca, Minnesota to Irving, Texas has resulted in a material change in its workforce. The relocation has substantially been completed; however, the Company's future success will depend on, among other factors, the Company's ability to train and retain the new Irving-based personnel and to attract additional personnel required by the Company's anticipated growth. Failure to be successful in these human resources endeavors in the future could have a material adverse effect on the Company's business or business prospect.

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

        A substantial portion of the Company's revenues are dependent upon continued funding of federal government agencies, as well as continued funding of the programs targeted by the Company. U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government's requirements. Further, the Company's contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government that may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees.

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

If the Company does not adequately manage its outsourcing arrangement, the quality of the Company's product or the degree of the Company's production flexibility may be curtailed.

        In 2004, the Company entered in to outsource agreements at both of its operating segments. In 2005, all of Transcrypt's sub-assemblies will be manufactured by Tran Electronics, Inc., located in Minnesota. Similarly, no later than February 2005, all of EFJohnson's products, to include final assembly, will be manufactured by McDonald Technologies, Inc, located in Texas. The Company believes that if such outsourcing arrangements are properly managed, the result will be an improved allocation of the Company's resources as well as a decrease in the Company's operating costs. Nonetheless, if such outsourcing arrangements are not properly managed, the Company's manufacturing could suffer from reduced flexibility, decreased quality, and increased costs.

The Company may not be able to maintain its compliance with Section 404 of SOX, as well as to rules enacted by the SEC and NASDAQ.

        The Company's rapid growth and the move of its wireless communications segment from Waseca, Minnesota to Irving, Texas, presents increasing challenges to the maintain the internal control and disclosure control standards applicable to public companies; and the Company may not be able to effectively and timely implement necessary control changes and employee training to insure continued compliance with the increased regulatory compliance and reporting requirements, to include the requirements of Section 404 of SOX. If the Company's independent registered public accounting firm were not able to certify as to the adequacy of the internal controls over financial reporting, the financial markets could lose confidence in the reliability of the Company's financial statements. In addition, if the Company fails to maintain effective controls and procedures, the Company may not be able to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to a public company. Any failure to timely provide the required financial information could materially and adversely impact the Company's business, its financial condition and the market value of its securities.

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

        During 2001 and 2000, the Company effectively decreased the exercise price on options for 1,186,000 shares, lowering the exercise price of those options to an amount approximately 150% of the prevailing market value of the Company's common stock (the "repricing"), that is $0.656 per share. The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. Prior to this repricing, the Company accounted for these option grants as fixed plan awards. The Company recorded $2.1 million, $3.9 million, and $0.5 million in non-cash compensation expense in 2004, 2003 and 2002 for the cumulative effects of the repricings as a result of the Company's stock price being $9.75, $5.90 and $1.25, respectively, at December 31, 2004, 2003 and 2002. To the extent the Company's stock price exceeds $9.75 at the end of future reporting periods, the Company could incur additional non-cash compensation expense. To the extent that such future increases in the Company's stock price are substantial, the Company's future results of operations could be adversely affected to the point where the Company incurs net losses as a consequence.

ITEM 2. PROPERTIES

        Transcrypt's administrative and manufacturing facility is located at 3900 NW 12th Street, Suite 200, Lincoln, Nebraska 68521. The facility consists of 18,000 square feet and is located within a multi-building industrial park complex near the Lincoln airport. Transcrypt moved to this facility in 2004, upon termination of its lease at 4800 NW 1st Street, Suite 100, Lincoln, Nebraska, 68521. The present facility is leased pursuant to a ten-year agreement terminating in June 2014; annual occupancy costs, including common area maintenance charges, are approximately $275,000.

        On January 28, 1998, the Company purchased the 250,000 square-foot manufacturing facility located on a 20-acre site at 229 Johnson Avenue, Waseca, Minnesota, 56093. During December 1999, the Company sold the Waseca facility for approximately $2.7 million. In conjunction with the sale, the Company leased back 136,000 square feet of the facility for five years. The lease was extended three months beyond the original termination date and presently terminates on March 31, 2005; and the Company will pay approximately $200,000, including common area maintenance charges, during 2005. In 2004, the Company made a decision to move its operations from this facility to a facility in Irving, Texas, which move is expected to be fully complete by April 2005.

        In December 2003, the Company executed a ten-year lease on a 40,000 square-foot administrative and manufacturing facility located at 1440 Corporate Drive, Irving, Texas, 75038. Pursuant to a decision reached in April 2004, the Company is moving its EFJohnson operations to this facility. The annual lease payments are $400,000 during 2005 through 2008, increasing to $436,000 during 2009 through 2013. The Company has an option to purchase this building for $3.4 million, such option extending through August 2005.

        The Company also leases additional sales and service facilities in: Waseca, Minnesota (approximately 5,000 square feet; annual rent of approximately $30,000); and Washington, D.C. (approximately 3,800 square feet; annual rent of approximately $110,000).

ITEM 3. LEGAL PROCEEDINGS

        On or about February 5, 2001, ASRC filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson's sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $500,000 of products from EFJohnson since 1999. ASRC's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act. The complaint anticipated that the State of Alaska would formally prosecute its administrative claim under the Alaska State Procurement Code against ASRC for damages associated with alleged malfunctions of EFJohnson manufactured radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the "ASRC Agreement"), EFJohnson agreed to defend ASRC, at EFJohnson's expense, against any State's claim alleging non-performance of the EFJohnson radios. In the event the State prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska's Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. The State of Alaska claim alleges damages in excess of $900,000. Subsequently, ASRC has tendered, and EFJohnson has accepted, the State's administrative claim in accordance with the ASRC Agreement. EFJohnson will undertake to defend ASRC under the terms and conditions of the ASRC Agreement. The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action and has not reserved any amount in regard to this potential liability.

        In June 2004, Mace, Incorporated ("Mace") filed a complaint in United States District Court for the Eastern District of Virginia, against EFJohnson seeking damages against EFJohnson on claims for third-party commissions allegedly due in conjunction with certain product sales to the federal government. Mace has alleged projected damages of $400,000 and an unspecified percentage of past and future federal government sales. The Company believes that it has meritorious contractual defenses against such demand and intends to vigorously contest such allegation. The Company has provided for its estimated liability relating to this matter in the accompanying financial statements.

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

        No matters were submitted to the stockholders during the fourth quarter of 2004.

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

        The following table sets forth, in the periods indicated, the high and low sales prices per share of the Common Stock, as reported by the NASDAQ National Market or OTC Bulletin Board, as respectively appropriate, for the periods presented. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low
2003
First Quarter	$2.42	$1.18
Second Quarter	$1.98	$1.06
Third Quarter	$4.24	$1.56
Fourth Quarter	$6.25	$3.40
2004
First Quarter	$7.31	$4.30
Second Quarter	$9.24	$4.59
Third Quarter	$9.31	$4.89
Fourth Quarter	$9.81	$5.51

        The last sale price of the Common Stock on December 31, 2004, as reported in the NASDAQ National Market was $9.75. As of February 22, 2005, the Company had approximately 2,000 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data of the Company is qualified by reference to, and should be read together with the Consolidated Financial Statements, with related notes and the independent registered public accounting firm's report thereon, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2004, 2003 and 2002 and the Consolidated Balance Sheet data as of December 31, 2004 and 2003 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2001 and 2000 and the Consolidated Balance Sheet data as of December 31, 2002, 2001, and 2000 are derived from financial statements not included herein.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$42,192	$44,168	$40,787	$56,189	$80,870
Cost of sales	33,613	26,610	23,216	32,560	42,901

Gross profit	8,579	17,558	17,571	23,629	37,969

Operating expenses:
Research and development	5,763	4,972	4,573	7,005	11,020
Sales and marketing	7,263	5,093	5,920	7,390	10,389
General and administrative(1)(2)	10,196	7,332	5,915	10,122	12,499
Restructuring charge(3)	358	—	—	—	—
Provision for litigation settlement(4)	(924)	—	—	—	—

Total operating expenses	22,656	17,397	16,408	24,517	33,908

Income (loss) from operations	(14,077)	161	1,163	(888)	4,061
Interest income, net of interest expense	292	20	43	(151)	(84)
Other income, net of other expenses	775	363	204	31	(19)
Income tax (expense) benefit(5)	(12,376)	—	—	5,000	6,000

Net income (loss)	$(25,386)	$544	$1,410	$3,992	$9,958

Net income (loss) per share—Basic	$(1.88)	$0.03	$0.08	$0.23	$0.56

Net income (loss) per share—Diluted	$(1.88)	$0.03	$0.08	$0.21	$0.53

Weighted average common shares—Basic	13,511,489	16,617,426	17,577,315	17,577,515	17,824,708

Weighted average common shares—Diluted	13,511,489	16,617,426	18,008,496	18,684,451	18,749,893

Consolidated Balance Sheet Data:
Working capital	$16,091	$18,645	$20,652	$24,715	$31,300
Total assets	$46,994	$44,120	$45,256	$62,269	$70,319
Long-term debt and capitalized lease obligations, net of current portion	$19	$—	$264	$426	$68
Stockholders' equity	$25,770	$30,594	$32,487	$40,406	$53,985

(1)
Includes $2.1 million, $3.9 million, and $0.5 million of non-cash compensation expense in 2004, 2003, and 2002, respectively, resulting from the variable accounting treatment applied to certain repriced stock options. See Note 12 of Notes to Consolidated Financial Statements for a more detailed explanation.

(2)
Includes $1.8 million in 2004 resulting from the moves of the Company's operating facilities. See Note 18 of Notes to Consolidated Financial Statements for a more detailed explanation.

(3)
Represents charges for reductions in workforce taken in the fourth quarter of 2000.

(4)
Represents a reversal in the second and fourth quarters of 2000 of a special provision taken in 1998 for a potential class action litigation settlement.

(5)
Income tax expense (benefit) amounts result from a decrease and increase, respectively, in the valuation allowance for deferred tax assets during the fourth quarters of 2004, 2003, and 2000. See Note 9 of Notes to Consolidated Financial Statements for a more detailed explanation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K, including the following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may involve risks and uncertainties. The Company's actual results may differ significantly from those discussed herein. Factors that might cause such differences include, but are not limited to, those discussed under "ITEM 1. BUSINESS—Summary of Business Considerations and Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price." The following discussion should be read together with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

        The Company is engaged in the design, manufacture, and marketing of wireless communications products and systems and information security products. Through EFJohnson, the Company designs, develops, manufactures, and markets: (1) stationary LMR transmitters/receivers (base stations or repeaters); (2) mobile and portable radios; and (3) LMR systems. Through Transcrypt, the Company primarily designs and manufactures information security products that prevent unauthorized access to sensitive voice communications; and, to a lesser degree, Transcrypt also designs, manufactures, and markets LMR signaling accessory products. These products are based on a wide range of analog scrambling and digital encryption technologies and are sold mainly to the LMR security markets. The Company primarily sells its products to: (1) domestic public safety/public service and other government users; (2) commercial users; and (3) international customers.

        Since implementation of a new strategic plan in 2000, the Company has been focused on restoring growth and profitability via significant transitions in product mix and strategy. The Company's ongoing product strategy, at its EFJohnson subsidiary, has been to exit certain lower margin analog product lines, including LTR and LTR-Net® product lines, and to focus EFJohnson's resources on APCO 25 product lines. This product strategy entailed a substantial exit from the commercial market, and an emphasis on the domestic public safety/public service sector, thereby allowing the Company to focus its resources on the markets and products that the Company believes have the most potential for sustained profitability. The Company plans to continue this product strategy in 2005, modifying it only to the degree that the Company continues to allocate an increasing share of its on-going research and development costs on its Project 25 systems infrastructure. The Company anticipates that LMR systems revenue will be a material part of its EFJohnson's revenues in 2006 and beyond.

        The Company's strategy at its Transcrypt subsidiary has been to leverage its dominant marketing position in analog encryption to gain new customers in parts of the world where LMR systems tend to be analog and security needs are substantially high . Transcrypt has also initiated development of analog encryption products that use digital technology in order to obtain higher levels of security; these products not only meet higher security needs, but allow for backward compatibility between Transcrypt's digital and analog encryption modules. The Company intends to maintain its globally-focused marketing strategy through 2005.

Results of Operations

        The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated.

	Year Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of sales	53.1	58.0	56.9

Gross profit	46.9	42.0	43.1

Operating expenses:
Research and development	13.6	12.4	11.2
Sales and marketing	12.8	13.2	14.5
General and administrative	10.6	11.0	13.3
Facility move expenses	2.3	—	—
Stock option repricing adjustment	2.6	7.0	1.2

Total operating expenses	41.9	43.6	40.2

Income (loss) from operations	5.0	(1.6)	2.9
Interest income (expense), net	(0.1)	(0.3)	0.1
Other income	0.0	0.1	0.5
Income tax benefit	7.4	8.9	—

Net income	12.3%	7.1%	3.5%

Revenues

2004 vs. 2003

        Revenues increased by 44% in 2004, to $80.9 million, as compared to $56.2 million in 2003. Of the total revenues for 2004, the wireless communication segment revenues comprised $60.7 million, or 75% of total revenues; and the information security segment revenues comprised $20.2 million, or 25% of total revenues.

Wireless Communication

        Wireless communication revenues increased to $60.7 million in 2004, as compared to $49.0 million in 2003. This 24% increase was the result of increased sales to the federal government and to state and local governmental entities, $55.9 million and $45.8 million in 2004 and 2003, respectively, as EFJohnson continued to focus its efforts on the domestic public safety/public service segment. The Company also experienced increases in its international and commercial market segments: international sales increased to $3.1 million, from $1.6 million; and commercial sales increased to $1.8 million, from $0.8 million. In the aggregate, sales to international and commercial markets continued to decline as a percent of total EFJohnson sales, to 8% in 2004, as compared to 9% in 2003. Management presently does not expect any material changes in its future wireless communication sales mix as the Company's current product offerings are focused on digital Project 25 subscriber needs and marketing efforts are focused on domestic governmental entities.

        Management expects EFJohnson's 2005 revenues to increase by 22% to 27% over its revenue level in 2004. The overall revenue mix, in terms of market segment and sales to the domestic governmental entities, is not expected to be materially different from 2004.

Information Security

        Information security revenues increased substantially to $20.2 million in 2004, as compared to $7.2 million in 2003. This represents a 180% increase, the increase primarily coming from increased sales to the Middle East, predominantly Iraq. Transcrypt intends to maintain its increased marketing efforts in the Middle East, Asia and Latin America where the movement to digital LMR products is expected to be delayed for several years and where security concerns are high. Additionally, the Company is presently developing a product capable of digitally encrypting analog signals in order to enhance the level of transmission security.

        Management anticipates that Transcrypt revenues will increase by 5% to 10% in 2005 over its revenue level in 2004.

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

Wireless Communication

        Wireless communication revenues increased to $49.0 million in 2003, as compared to $33.8 million in 2002. This 45% increase was primarily the result of increased sales to the federal government as EFJohnson continued to focus its efforts on the domestic public safety/public service segment, primarily the federal government user, and decrease its emphasis on the international and commercial market segments.

Information Security

        Information security revenues increased slightly to $7.2 million in 2003, as compared to $7.0 million in 2002, an overall increase of only 2%.

International Sales

        International sales substantially relate to Transcrypt, which accounted for 84% and 70% of the Company's international sales in 2004 and 2003, respectively. In 2004 international sales were, respectively, $15.8 million at Transcrypt and $3.1 million at EFJohnson, or a total of $18.9 million. In 2003, international sales were, respectively, $5.8 million at Transcrypt and $1.6 million at EFJohnson, or a total of $7.4 million. The increase in international sales, from 2003 to 2004, was as follows:

  •
  19% increase in revenues from the Central and Latin America regions, $3.1 million in 2004 versus $2.6 million in 2003;

  •
  387% increase in revenues from the Middle East and Asia regions, $15.1 million in 2004 versus $3.1 million in 2003, the increase resulting substantially from sales to Iraq;

  •
  45% decrease in revenues from the European market, $0.6 million in 2004 versus $1.1 million in 2003.

Gross Profit

        Cost of sales includes materials, labor, depreciation and overhead costs associated with the production of the Company's products, as well as shipping, royalty, and warranty product costs.

        Gross profit was $38.0 million (47% gross margin) in 2004, as compared to $23.6 million (42% gross margin) in 2003, and $17.6 million (43% gross margin) in 2002. Gross margins for the wireless communications segment were 35% in 2004, 37% in 2003, and 37% in 2002. Gross margins for the information security segment were 82% in 2004, 75% in 2003, and 70% in 2002. The increase in overall gross margins from 2003 to 2004 relates strictly to the higher margin information security sales being a larger part of the sales mix in 2004 as compared to 2003, that is, 25% in 2004 versus 13% in 2003. The relatively small decrease in overall gross margins from 2002 to 2003 relates primarily to the lower margin wireless communication sales being a larger part of the sales mix in 2003 as compared to 2002, that is, 87% in 2003 versus 83% in 2002.

        The increase in Transcrypt's margin, from 2003 to 2004, relates substantially to economies of scale reached at the materially higher sales levels in 2004. EFJohnson, to the contrary, saw its margin erode, from 37% in 2003 to 35% in 2004, despite a 23% growth in revenues. Much of this erosion is attributed to lower productivity at EFJohnson's Waseca, Minnesota plant subsequent to the announcement to close the facility and other inefficiencies resulting from the transition to outsourcing its production. Management believes that these inefficiencies will continue through the first quarter of 2005, when the relocation is complete, and should not be replicated thereafter. Further, as a result of increased product complexity, the Company's warranty costs increased such that margins were effectively reduced by 1/2 of 1%. The Company is not able to ascertain whether this increased warranty rate will continue to be applicable to future sales or whether the Company, through improved design and production efforts, can reduce the warranty rate in the future.

        Management is continuing to review pricing strategies and product line profitability at both segments. Management intends to make adjustments to its product offerings, where deemed appropriate, to include elimination of marginally profitable products and product lines. Management also expects that its decisions to outsource its manufacturing will result in continued production efficiencies in 2005 and beyond. Nonetheless, anticipated higher component costs at Transcrypt are expected to hold margins in 2005 at a level consistent with that experienced on a consolidated basis in 2004.

Research and Development

        Research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. The Company expenses all research and development costs as they are incurred.

        Research and development expenses were $11.0 million in 2004, as compared to $7.0 million in 2003 and $4.6 million in 2002. As a percentage of sales, research and development expenses were 14% of revenues in 2004, 12% of revenues in 2003, and 11% of revenues in 2002.

        During 2002, the Company's research and development costs were substantially focused on the Company's new line of digital radios. In 2003, the Company's research and development efforts were concentrated on enhancements and additions to the Company's line of digital radios that continue to comply with Project 25 standards. In 2004, the Company's research and development efforts concentrated on: developing trunked Project 25 system infrastructure, including repeaters, voters, and base stations; developing new digital mid-tier subscriber units (both portable and mobile); and the Company's project regarding digital encryption of analog transmissions. Research and development priorities in 2005 are expected to parallel those in 2004.

        The Company anticipates that its research and development costs in 2005 will approximate 13% to 14% of 2005 revenues.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, public relations and trade show participation.

        Sales and marketing expenses were $10.4 million in 2004, as compared to $7.4 million in 2003 and $5.9 million in 2002. As a percentage of sales, sales and marketing expenses were 13% of revenues in 2004 and 2003, and 15% in 2002. The higher percentage in 2002, as compared to 2003 and 2004, was substantially due to unusually higher external commissions (to non-employee dealers and representatives) incurred on sales at both segments in 2002.

        The Company anticipates that its sales and marketing expenses in 2005 will approximate 12% to 13% of 2005 revenues.

General and Administrative

        General and administrative expenses consist primarily of salaries and other expenses associated with the Company's management, accounting, finance and administrative functions, and amortization of intangible assets.

        General and administrative expenses were $12.5 million in 2004, as compared to $10.1 million in 2003 and $5.9 million in 2002. Much of the differences between the respective years are due to non-cash compensation relating to repriced options and the Company's facility moves, both issues explained below. General and administrative expenses, adjusted for non-cash compensation expenses relating to repriced options and facility move expenses, were $8.5 million in 2004, as compared to $6.2 million in 2003 and $5.4 million in 2002. As a percent of revenues, general and administrative expenses were 11% of revenues in 2004, as compared to 11% of revenues in 2003, and 13% of revenues in 2002.

        The increased general and administrative expenses in 2004, as compared to 2003, over and above that amount which relates to the Company's overall growth in 2004, results primarily from the Company's compliance with Section 404 of SOX. The Company incurred approximately $500,000 in expenses in its efforts to comply with Section 404, and the Company expects to incur a similar amount in 2005. The increased general and administrative expenses in 2003, as compared to 2002 related substantially to the Company's overall growth in 2003.

        Excluding non-cash compensation expense relating to the repriced options and facility move expenses, management anticipates that general and administrative expenses for 2005 will be increased over that experienced in 2004 by an amount approximating 5% to 10% of the amount that sales increase in 2005 as compared to 2004. Additionally, the Company expects general and administrative expenses to be increased by approximately $150,000 per quarter in both the third and fourth quarters of 2005 as a result of adherence to Statement of Financial Accounting Standards ("SFAS") No. 123(revised), Share-Based Payment (See "Recently Issued Accounting Standards" below at this Item).

Non-cash Compensation Relating to Repriced Options

        In 2000 and 2001, the Company repriced certain of its stock option to a price which represented 150% of the then prevailing stock price, that is, an exercise price of $0.656 per share. These required options are subject to variable accounting treatment, such that an increase in the Company's stock price above the repriced exercise price potentially creates a non-cash compensation expense. The Company's stock price at December 31, 2004, 2003, and 2002, respectively, was $9.75, $5.90 and $1.25 per share. The Company's non-cash compensation expense from these repriced options was $2.1 million, $3.9 million, and $0.5 million in 2004, 2003, and 2002, respectively. To the extent the repriced stock option situation discussed above does not materially change in 2005, each $0.01 change in the market price of the Company's common stock from the $9.75 price per share as of December 31, 2004 will cause, as applicable, a non-cash benefit or expense of approximately $3,500. The Company presently expects these repriced options to be substantially exercised by June 30, 2005; accordingly, the Company does not expect any material stock repricing adjustments subsequent to the second quarter of 2005.

Facility Move Costs

        As explained in Note 18 to the Notes to Condensed Consolidated Financial Statements, the Company made a decision to move both its operating facilities. The total cost incurred in 2004 to this end, was $1.8 million, $0.1 million related to moving Transcrypt's operations from one facility in Lincoln, Nebraska to another facility in the same general vicinity, and $1.7 million related to the move of EFJohnson's operations from Waseca, Minnesota to Irving, Texas. The Transcrypt move was completed in 2004; the EFJohnson move is expected to be complete in April 2005. Approximately $0.3 million of costs are expected to be incurred in 2005 to complete the EFJohnson move. No similar costs were incurred by the Company in 2003 or 2002.

Net Interest Income or Expense

        Net interest income (expense) consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on its term and installment loans and bank line of credit. Net interest income (expense) was $(84,000) in 2004 and $(151,000) in 2003, as compared to $43,000 in 2002. The Company's interest expense in 2004 and 2003 includes approximately $100,000 of amortized loan fees, which skews the interest expense relationship. The Company expects net interest income in 2005 to be increased over the amount incurred in 2004, as a result of increasing cash balances, assuming that interest rates remain relatively unchanged.

Other Income/Expense, net

        Net other income/(expense) for 2004, 2003, and 2002, respectively, was $(19,000), $31,000, and $204,000. The amount in 2002 included $240,000 of insurance proceeds received in relation to a claim for stolen property. Excluding this non-recurring event, the amounts recorded in the three years are similarly immaterial, as would be expected. The Company would expect that other income/(expense) in 2005 to remain at an insignificant level.

Provision for Income Taxes

        The Company's income tax benefit was $6.0 million and $5.0 million in 2004 and 2003, respectively, as compared to zero in 2002. As of December 31, 2004, the Company has $29.0 million in deferred tax assets before valuation allowance of $15.0 million. The valuation reserve is based upon management's conclusions regarding, among other considerations, the Company's operating results during 2004, 2003, and 2002, its current and expected customer base, technological and competitive factors impacting its current products, and management's estimates of future earnings based on information currently available. Current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization, which would include the Company's historical accuracy in forecasting future earnings, as well as the Company's history of losses prior to 2001. Should factors underlying management's estimates change, future adjustments, either positive or negative, to the Company's valuation allowance may be necessary.

        The Company's tax asset is principally composed of net operating loss carryforwards ("NOL's"). These NOL's total $52.9 million at December 31, 2004 and do not begin to expire until 2011. The Company's deferred tax asset of $14.0 million, as of December 31, 2004, is comprised of the following components:

Tax asset component (in millions):
Net operating loss carryforwards	$18.0
Timing differences—book to tax	8.0
General business tax credits	3.0

29.0
Less: valuation allowance	15.0

$14.0

        In the fourth quarters of 2004, 2003, and 2002, the Company reduced its deferred tax asset valuation allowance, effectively recognizing a deferred tax asset of $14.0 million, $8.0 million, and $3.0 million at December 31, 2004, 2003, and 2002, respectively. The respective decisions to decrease the valuation allowance were based upon the Company's expectations of future earnings in light of earnings, excluding the impact of non-cash compensation resulting from repriced stock options, in 2004, 2003 and 2002, and excluding costs incurred in 2004 in relation to facility moves for both of the Company's operating subsidiaries. Any future adjustments in the Company's deferred tax asset allowance, and corresponding increases or decreases in the Company's deferred tax asset, will, likewise, be recorded, respectively, as income tax benefits or expenses.

        The Company cannot presently estimate what changes to the deferred tax asset valuation allowance may be deemed appropriate in 2005 and beyond. In determining recoverability of the future tax benefits associated with its deferred tax asset, management takes into account, among other factors, the Company's historical operating results, its current and expected customer base, technological and competitive factors impacting its current products, and management's estimates of future earnings which are based upon a five-year earnings projection, using information currently available, and discounted for risk. Accordingly, as management presently anticipates that the Company will continue its recent trend of profitability in 2005, management expects that some portion, if not all, of the deferred tax asset valuation allowance will continue to be reduced in 2005. Conversely, if the Company incurs future losses, it may be necessary to increase the valuation allowance for the deferred tax asset recorded at December 31, 2004.

Net Income

        The Company had net income of $10.0 million, $3.9 million, and $1.4 million in 2004, 2003, and 2002, respectively. The amounts in 2004 and 2003 included tax benefits of $6.0 and $5.0 million, respectively; no tax benefit or expense, however, was recorded in 2002. Operating results were adversely affected in each year by non-cash compensation expense resulting from variable accounting treatment required for certain of the Company's stock options repriced in the fourth quarter of 2000 and the first quarter of 2001; in 2004, 2003, and 2002, respectively, the amount of this expense was $2.1 million, $3.9 million and $0.5 million. Additionally, in 2004, the Company incurred $1.8 million in costs related to moving its operating subsidiaries.

        The table below illustrates the operating results of 2004, 2003, and 2002, adjusting for the non-cash items (i.e., tax benefit and stock option repricing effect and facility relocation expense) as discussed above. The Company believes that such presentation offers a more comparative measurement of the Company's operating results. When adjusting for the aforementioned items, the adjusted income is $7.9 million in 2004, $2.8 million in 2003, and $1.9 million in 2002. This reflects an earnings increase of 175% in 2004, as compared to 2003, and 47% in 2003 as compared to 2002.

	2004	2003	2002
Operating Results (in millions)
Net income	$10.0	$3.9	$1.4
Income tax benefit	(6.0)	(5.0)	—
Stock repricing compensation expense	2.1	3.9	0.5
Facility relocation expense	1.8	—	—

Adjusted income—comparative basis	$7.9	$2.8	$1.9

Adjusted income as a percentage of total revenues	9.8%	5.0%	4.7%

Quarterly Results of Operations

        The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the Company for the eight quarters ended December 31, 2004. In the opinion of the Company's management, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for subsequent periods or for the entire fiscal year.

	Quarter Ended
(in thousands, except per share data)	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Revenues	$9,001	$10,723	$13,089	$23,376	$22,244	$17,571	$15,430	$25,625
Cost of sales	5,042	6,079	7,853	13,586	13,686	8,554	8,161	12,500

Gross profit	3,959	4,644	5,236	9,790	8,558	9,017	7,269	13,125

Operating expenses:
Research and development	1,402	1,813	1,939	1,851	2,576	2,694	2,572	3,178
Sales and marketing	1,311	1,533	1,756	2,790	2,246	2,090	2,709	3,344
General and administrative(1)(2)	1,810	1,386	3,327	3,599	687	5,672	1,221	4,919

Total operating expenses	4,523	4,732	7,022	8,240	5,509	10,456	6,502	11,441

Income (loss) from operations	(564)	(88)	(1,786)	1,550	3,049	(1,439)	767	1,684
Interest (expense) income and other income (expense)	—	(44)	(1)	(75)	(54)	(22)	17	(44)

Net income (loss) before income taxes	(564)	(132)	(1,787)	1,475	2,995	(1,461)	784	1,640
Income tax benefit(3)	—	—	—	5,000	—	—	—	6,000

Net income (loss)	$(564)	$(132)	$(1,787)	$6,475	$2,995	$(1,461)	$784	$7,640

Net income (loss) per share—basic	$(0.03)	$(0.01)	$(0.10)	$0.37	$0.17	$(0.08)	$0.04	$0.42

Net income (loss) per share—diluted	$(0.03)	$(0.01)	$(0.10)	$0.34	$0.16	$(0.08)	$0.04	$0.41

Weighted average common shares—basic and diluted	17,577	17,577	17,577	17,577	17,584	17,717	17,887	18,115

Weighted average common shares—basic and diluted	17,577	17,577	17,577	18,996	19,062	17,717	18,672	18,647

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.0	56.7	60.0	58.1	61.5	48.7	52.9	48.8

Gross profit	44.0	43.3	40.0	41.9	38.5	51.3	47.1	51.2
Operating expenses:
Research and development	15.6	16.9	14.8	7.9	11.6	15.3	16.7	12.4
Sales and marketing	14.6	14.3	13.4	12.0	10.1	11.9	17.5	13.0
General and administrative(1)	20.1	12.9	25.4	15.4	3.1	32.3	7.9	19.2

Total operating expenses	50.3	44.1	53.6	35.3	24.8	59.5	42.1	44.6

Income (loss) from operations	(6.3)	(0.8)	(13.6)	6.6	13.7	(8.2)	5.0	6.6
Interest (expense) income and other income (expense), net	—	(0.4)	(0.1)	(0.3)	(0.2)	(0.1)	0.1	(0.2)
Income tax benefit(2)	—	—	—	21.4	—	—	—	23.4

Net income (loss)	(6.3)%	(1.2)%	(13.7)%	27.7%	13.5%	(8.3)%	5.1%	29.8%

(1)
The Company incurred non-cash compensation expense (benefit) of: $446, $(150), $1,890, and $1,750 in the quarters ended March 31, June 30, September 30, and December 31, 2003, respectively; and $(1,087), $3,398, $(1,425), and $1,235 in the quarters ended March 31, June 30, September 30, and December 31, 2004, respectively. See Note 12 of Notes to Consolidated Financial Statements.

(2)
In relation to the relocation of its operating facilities, the Company incurred costs of $401, $738, and $694, respectively, in the quarters ending June 30, September 30, and December 31, 2004. See Note 18 of Notes to Consolidated Financial Statements.

(3)
Represents benefit from reduction in the valuation allowance for deferred tax assets in the fourth quarter of 2004 and 2003. The timing of the Company's changes in the estimate was dependent upon the relative certainty of factors considered by management. See Note 9 of Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

        The Company's operating activities provided (used) cash of $14.1 million, $(8.4) million, and $1.2 million in 2004, 2003, and 2002. The amount of cash provided from operations before changes in components of working capital was $7.4 million, $4.0 million, and $2.9 million in 2004, 2003, and 2002. Cash provided (used) by changes in components of working capital was $6.7 million, $(12.4) million, and $(1.7) million, the material differences among the years substantially resulting from changes in accounts receivables, inventory and accounts payable. These changes related to the timing of sales orders, causing a corresponding buildup or shipment of inventory, which accounted for $5.1 million of the cash provided by changes in components of working capital. At December 31, 2004, the Company was managing a decrease in its inventory in conjunction with the outsourcing of manufacturing at both its operating segments. During 2003, the Company's inventory increased in preparation of substantial shipments scheduled for January 2004, while its receivables increased as a result of substantial December 2003 sales.

        During 2004, the Company used $1.9 million in investing activities; approximately $2.5 million related to the purchase of fixed assets, which was partially offset by $0.5 million of proceeds from the sale of fixed assets and a $0.2 million decrease in other assets, primarily prepaid royalties. During 2003, the Company used $0.6 million in investing activities, $0.8 million related to net purchase of fixed assets and $(0.2) million for prepaid royalties. During 2002, the Company used $1.3 million in investing activities, $1.2 million related to purchase of fixed assets and $0.1 million for prepaid royalties.

        During 2004, the Company's financing activities used $7.4 million, substantially as a result of paying off its $7.5 million outstanding line of credit balance in February 2004. During 2003, the Company provided $2.4 million in financing activities, substantially related to the increase in its line of credit balance. During 2002, the Company used $0.1 million in financing activities, substantially relating to net payments made on its line of credit.

        The Company's cash position and overall working capital position were significantly improved as of December 31, 2004, as compared to December 31, 2003. This was the result of Company's profitable operation in 2004, as well as the aforementioned decrease in the Company's inventory balance. Cash and cash equivalents increased to $9.5 million at December 31, 2004, as compared to $4.6 million at December 31, 2003. Additionally, the Company's working capital was $31.3 million at December 31, 2004 as compared to $24.7 million at December 31, 2003.

        In the normal course of its business activities, the Company is required under contracts with various government authorities to provide letters of credit or bonds that may be drawn upon if the Company fails to perform under its contracts. The Company's only outstanding letter of credit, which expires in June 2006, has a total undrawn balance of $250,000 on December 31, 2004. Bonds, which expire on various dates, totaled $5.3 million at December 31, 2004. The Company's current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. The Company believes its bonding arrangements provide it with sufficient bonding availability through 2005; however, the Company continues to seek improved bonding alternatives with increased limits as bonding requirements are expected to increase parallel with the Company's anticipated growth in LMR systems revenue, significantly in 2006 and beyond.

        The Company also leases various equipment and buildings under operating leases. Future minimum rental payments under non-cancelable operating lease agreements are shown below in the Tabular Disclosure of Contractual Obligations. Of the $6.1 million total operating lease obligations, $5.3 million relate to the leases of the Company's operating facilities for Transcrypt (which lease runs through June 2014) and EFJohnson (which lease runs through December 2013). The Company anticipates that, in the normal course of business, leases will be renewed or replaced as they expire.

        In September 2004, the Company entered into an amendment of its secured line of credit with Bank of America. The maximum line of credit availability was increased from $10.0 million to $15.0 million, and the line's interest rate was decreased from a rate of LIBOR plus 200 basis points to a rate of LIBOR plus 150 basis points. The line of credit is collateralized by substantially all the Company's assets; and borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. This amended revolving line of credit expires in September 2007 and contains certain financial covenants with which the Company was in compliance at December 31, 2004. At December 31, 2004, the Company had zero outstanding on the revolving line of credit as compared to $7.5 million at December 31, 2003. The total available line of credit was $11.5 million at December 31, 2004.

        The Company currently does not anticipate paying cash dividends in the foreseeable future.

Tabular Disclosure of Contractual Obligations

        The Company's known contractual obligations as of December 31, 2004 are shown below:

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations (in millions)
Long-term debt obligations	$0.2	$0.1	$0.1	$—	$—
Operating lease obligations	6.4	1.0	1.5	1.2	2.7
Purchase obligations	8.8	8.8	—	—	—
Other long-term liabilities—deferred revenue	1.2	1.2	—	—	—

Total	$16.6	$11.1	$1.6	$1.2	$2.7

Pending Claims

        The Company's liquidity and results of operations could be adversely affected by unfavorable outcomes of pending litigation, particularly the claims filed against the Company by ASRC and Mace. See PART I. ITEM 3—LEGAL PROCEEDINGS.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(revised), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(revised) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The fair-value-based method is substantially similar to the method established in SFAS No. 123 and includes use of the Black-Scholes option-pricing model. That fair value will be recognized over the period during which the employee is required to provide service in exchange for the award, generally the option's vesting period. SFAS No. 123(revised) is effective for interim or annual reporting periods that begin after June 15, 2005. The Company will adopt SFAS No. 123(revised) as of the quarter ending September 30, 2005. The Company presently expects such adoption to increase its expenses by approximately $150,000 in both the third and fourth quarters of 2005.

        In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates APB No. 29's exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

        In November 2004, FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. The statement clarifies the FASB's position that abnormal amounts of costs, such as idle freight, handling costs, or spoilage, should be recognized as current-period costs and requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. Since, heretofore, the Company had already been costing its inventory in accordance with the methodology required by SFAS No. 151, this pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

Critical Accounting Policies

        The preparation of the Company's consolidated financial statements in conformity with "generally accepted accounting principles" ("USGAAP") requires management to make judgments, estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. The Company regularly evaluates the accounting policies and estimates used to prepare its financial statements. Estimates are used for, but not limited to: the accounting for allowance for doubtful accounts and sales returns; application of the percentage of completion accounting for long-term contract revenues, inventory reserves, valuation allowance for deferred income tax asset, and contingencies. These estimates are based on historical experience and various assumptions that the Company believes to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

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

Income Taxes

        The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are provided to the extent that recoverability of tax assets is not considered likely. In determining recoverability of the future tax benefits associated with its deferred tax asset, management takes into account, among other factors, the Company's historical operating results, its current and expected customer base, technological and competitive factos impacting its current products, and management's estimates of future earnings which are based upon a five-year earnings projection, using information currently available, and discounted for risk. If the Company fails to achieve revenue growth rates or gross margins assumed in the calculation of the deferred tax asset, the Company may be required to increase its valuation allowance in the future.

Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

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

        The Company continually evaluates whether events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset's carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of the Company's long-lived assets, the Company may incur charges for impairment in the future.

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

  •
  longer payment cycles and/or uncertainty in the collection of accounts receivable;

  •
  increased costs associated with maintaining international marketing efforts;

  •
  cultural differences in the conduct of business;

  •
  natural disasters or acts of terrorism;

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company maintains a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

        In accordance with Rule 13a-15(b) of the Exchange Act, the Company evaluated the effectiveness of the design and operation of its internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act ("Internal Controls") as of the year ended December 31, 2004. This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). The effectiveness of the Company's Internal Controls, as determined by this evaluation, is discussed below and disclosed in the Chief Executive Officer's Certification of Report on Form 10-K for the Year Ending December 31, 2004 and the Chief Financial Officer's Certification of Report on Form 10-K for the Year Ending December 31, 2004 (together, "Certifications").

        Internal Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Internal Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected, and, thus, the Company's management cannot provide absolute assurance that the Company's Internal Controls will prevent all errors and all fraud.

        The Company's Internal Controls are also evaluated on an ongoing basis by its Finance organization. The overall goals of these various evaluation activities are to monitor the Company's Internal Controls and to make modifications as necessary. The Company's intent in this regard is that the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

        Management's Controls Evaluation used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's ("COSO") Internal Control—Integrated Framework. The Controls Evaluation included review of control documentation, evaluation of the control design effectiveness, testing of the control operating effectiveness, and a conclusion as to the overall effectiveness of the Company's Internal Controls. Based upon the Controls Evaluation, the Company's CEO and CFO have concluded that the Company's Internal Controls were effective as of December 31, 2004 to provide reasonable assurance that its financial statements are fairly presented in conformity with USGAAP.

        During 2004, the Company experienced a significant turnover in financial and transactional reporting personnel, principally resulting from the relocation of EFJohnson's operations from Waseca, Minnesota to Irving, Texas. In light of the control risk promulgated by this turnover, the Company instituted a myriad of mitigating controls, primarily comprised on increased management review, to insure that any material errors or omissions in its financial statements or disclosures would be readily identified and corrected prior to reporting. There were no other changes in the Company's Internal Controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's Internal Control.

        Management's assessment of the effectiveness of Internal Controls as of December 31, 2004 has been audited by the Company's independent registered public accounting firm which has also audited the Company's consolidated financial statements. Management's Report on Internal Control appears herein at Page F-1 of Part IV of this Annual Report.

        The independent registered public accounting firm's attestation report on management's assessment of the Company's Internal Controls appears herein, at Part IV of this Annual Report.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Incorporated by reference in Items 10 to 13 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2004.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board—Proposal 1: Elect Two Directors," "Information About Directors and Executive Officers," "Information About EFJ Common Stock Ownership—Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 2004?," and "Code of Ethics" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the sections entitled "Information about Directors and Executive Officers" and "Information about EFJ Common Stock Ownership—Compensation Committee Interlocks and Insider Participation" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled "Information about EFJ Common Stock Ownership" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled "Information about Directors and Executive Officers—Certain Relationships and Related Transactions" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled "Information about the Company's Independent Registered Public Accountants" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2004.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are included in this report at the page numbers indicated.

Page No.
1.	Financial Statements and Schedules
	Management's Report	F-1
	Reports of Independent Registered Public Accounting Firm	F-3 to F-4
	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5
	Consolidated Statements of Earnings for the Years ended December 31, 2004, 2003, and 2002	F-6
	Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2004, 2003, and 2002	F-7
	Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003, and 2002	F-8
	Notes to Consolidated Financial Statements	F-9 to F-26
2.	Supplemental Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts and Reserves	S-1

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

  Schedule of base salaries of Named Executive Officers established by EFJ, Inc. Compensation Committee. Attached as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-21681 (hereinafter known as the "2004 Form 10-K").

  Schedule of Non-Employee Directors' Annual Compensation. Attached as Exhibit 10.44 to the Company's 2004 Form 10-K.

  Employment Agreement between the Company and Ellen O. O'Hara executed January 6, 2005. Incorporated herein by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed on January 19, 2005, File No. 0-21681.

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
10.15
Manufacturing Agreement for certain radio communications equipment between Transcrypt International and Tran Electronics, Inc. dated December 2, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed on December 2, 2004, File No. 0-21681).
10.16	Manufacturing Agreement for certain radio communications equipment between E.F. Johnson Company and McDonald Technologies International, Inc. dated May 14, 2004.
10.17-10.22	RESERVED
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
10.37-10.40	RESERVED

10.41	Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999 (incorporated herein by reference to Exhibit 10.41 to the 1998 Form 10-K).
10.42	Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002 (incorporated herein by reference to Exhibit 10.42 to the 2002 Form 10-K).
10.43	Schedule of base salaries of Named Executive Officers established by EFJ, Inc. Compensation Committee.
10.44	Schedule of Non-Employee Directors' Annual Compensation.
10.45
Employment Agreement between the Company and Ellen O. O'Hara executed January 6, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed on January 19, 2005, File No. 0-21681).
10.46	Transcrypt International, Inc. Michael Jalbert 1999 Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Jalbert S-8 Registration Statement).
10.47
Lease Agreement between the Company and Walnut Hill/DBI Ventures I, L.P. dated December 17, 2003. Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21681.
10.48
Revolving Line of Credit Loan Agreement and Security Agreement between the Company and Bank of America, N.A., dated November 19, 2002 (incorporated herein by reference to Exhibit 10.48 to the 2002 Form 10-K).
10.49	Lease Agreement between the Company and Waseca Properties, LLC dated December 30, 1999 (incorporated herein by reference to Exhibit 10.49 to the 1999 Form 10-K).
10.50
Amendment to its Revolving Line of Credit Loan Agreement and Security Agreement between the Company and Bank of America, N.A., dated September 16, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed on November 5, 2004, File No. 0-21681).
11.1	Statement re. Computation of Per Share Earnings.
21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-21681).
23.1	Consent of Grant Thornton LLP.
31.1	Chief Executive Officer's Certification of Report on Form 10-K for Year Ended December 31, 2004.
31.2	Chief Financial Officer's Certification of Report on Form 10-K for Year Ended December 31, 2004.
32	Written Certification of Chief Executive Officer and Chief Financial Officer, dated February 24, 2005, pursuant to 18 U.S.C. § 1350.

*
Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

(b)
Exhibits Required by Item 601 of Regulation S-K

        See Item 15(a)(3) above.

  (c)
  Additional Financial Statements

        See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFJ, INC.
By:	/s/ MICHAEL E. JALBERT Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) Dated: March 2, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL E. JALBERT Michael E. Jalbert	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2005
/s/ MASSOUD SAFAVI Massoud Safavi	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2005
/s/ EDWARD H. BERSOFF Edward H. Bersoff	Director	March 2, 2005
/s/ VERONICA A. HAGGART Veronica A. Haggart	Director	March 1, 2005
/s/ WINSTON J. WADE Winston J. Wade	Director	March 1, 2005
/s/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 1, 2005

MANAGEMENT'S REPORT

Management's Report on Financial Statements:

        Our management is responsible for the preparations, integrity and fair presentation of information in our consolidated financial statements, including estimates and judgments. The consolidated financial statements presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the consolidated financial statements and other financial information included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this report. The consolidated financial statements have been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report, which is included herein.

Management's Report on Internal Control Over Financial Reporting:

        Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Our internal control over financial reporting includes those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  •
  Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

        Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

Audit Committee Oversight:

        The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our internal auditors and independent registered public accounting firm (collectively, the "auditors") to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Ethics and Business Conduct), and the nature, extent, and results of internal and external audits. Our auditors have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Annual Report on Form 10-K.

/s/ MICHAEL E. JALBERT Michael E. Jalbert, Chief Executive Officer
/s/ MASSOUD SAFAVI Massoud Safavi, Chief Financial Officer
Irving, Texas 2 March 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EFJ, Inc. and Subsidiaries

        We have audited management's assessment, included in the accompanying Management's Report, that EFJ, Inc. and Subsidiaries (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that EFJ, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, EFJ, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EFJ, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 2, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Vienna, VA March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EFJ, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of EFJ, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFJ, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule II—valuation and qualifying accounts and reserves of EFJ Inc. and Subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EFJ, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2004, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2005 expressed an unqualified opinion on the effectiveness of EFJ Inc. and Subsidiaries' internal control over financial reporting.

/s/ GRANT THORNTON LLP
Vienna, VA March 2, 2005

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands, except share data)

ASSETS

	2004	2003
Current assets:
Cash and cash equivalents	$9,484	$4,644
Accounts receivable, net of allowance for returns and doubtful accounts of $256 and $104	18,296	19,754
Note and other receivables	2,384	157
Cost in excess of billings on uncompleted contracts	1,638	869
Inventory	13,043	18,040
Deferred income taxes	3,000	1,500
Prepaid expenses	721	587

Total current assets	48,566	45,551
Property, plant and equipment, net	3,494	2,779
Deferred income taxes, net of current portion	11,000	6,500
Intangible assets, net of accumulated amortization	6,746	6,753
Other assets	513	686

TOTAL ASSETS	$70,319	$62,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$—	$7,500
Current portion of long-term debt obligations	126	127
Accounts payable	8,534	8,582
Billings in excess of cost on uncompleted contracts	1,250	30
Deferred revenue	1,185	1,191
Accrued expenses	6,171	3,406

Total current liabilities	17,266	20,836
Long-term debt obligations, net of current portion	68	426
Deferred revenue, net of current portion	—	601

TOTAL LIABILITIES	17,334	21,863

Stockholders' equity:
Preferred stock ($.01 par value; 3,000,000 shares authorized; none issued).	—	—
Common stock ($.01 par value; 50,000,000 voting shares authorized, 18,257,877 and 17,359,973 issued and outstanding at December 31, 2004 and 2003; 600,000 non-voting shares authorized, 217,542 issued and outstanding at December 31, 2003)	183	176
Additional paid-in capital	103,459	100,845
Accumulated deficit	(50,657)	(60,615)

TOTAL STOCKHOLDERS' EQUITY	52,985	40,406

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,319	$62,269

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2004, 2003, and 2002

(in thousands, except share and per share data)

	2004	2003	2002
Revenues	$80,870	$56,189	$40,787
Cost of sales	42,901	32,560	23,216

Gross profit	37,969	23,629	17,571

Operating expenses:
Research and development	11,020	7,005	4,573
Sales and marketing	10,389	7,390	5,920
General and administrative, inclusive of: non-cash stock option repricing expense adjustment of $2,121, $3,936, and $483 in 2004, 2003, and 2002, respectively (See Note 12); and facility relocation expenses of $1,833 in 2004 (See Note 18)	12,499	10,122	5,915

Total operating expenses	33,908	24,517	16,408

Income (loss) from operations	4,061	(888)	1,163
Interest income	37	35	71
Interest expense	(121)	(186)	(28)
Other income, net	(19)	31	204

Income (loss) before income taxes	3,958	(1,008)	1,410
Income tax benefit	6,000	5,000	—

Net income	$9,958	$3,992	$1,410

Net income per share—basic	$0.56	$0.23	$0.08

Net income per share—diluted	$0.53	$0.21	$0.08

Weighted average common shares—basic	17,824,708	17,577,335	17,577,315

Weighted average common shares—diluted	18,749,893	18,684,451	18,008,496

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share data)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Par Value			Total
Balance, December 31, 2001	17,577,315	$176	$96,435	$(66,017)	$30,594
Expense related to repriced options	—	—	483	—	483
Net income	—	—	—	1,410	1,410

Balance, December 31, 2002	17,577,315	176	96,918	(64,607)	32,487
Expense related to repriced options	—	—	3,936	—	3,936
Other	200	—	(9)	—	(9)
Net Income	—	—	—	3,992	3,992

Balance, December 31, 2003	17,577,515	$176	$100,845	$(60,615)	$40,406
Expense related to repriced options	—	—	2,121	—	2,121
Exercise of stock options	675,320	7	459	—	466
Stock issuances to directors in lieu of cash compensation	5,042	—	38	—	38
Other	—	—	(4)	—	(4)
Net Income	—	—	—	9,958	9,958

Balance, December 31, 2004 (1)	18,257,877	$183	$103,459	$(50,657)	$52,985

(1)
At the Company's June 3, 2004 Annual Meeting of Stockholders, the Stockholders approved an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of voting common stock from 25,000,000 to 50,000,000.

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003, and 2002

(in thousands, except share data)

	2004	2003	2002
Cash flows from operating activities:
Net income	$9,958	$3,992	$1,410
Adjustments to reconcile net income to net cash provided by (used in) Operating activities:
Depreciation and amortization	1,441	1,093	1,072
Gain on sale of fixed assets	(67)	(54)	(107)
Deferred income taxes	(6,000)	(5,000)	—
Non-cash compensation—intrinsic value of repriced options	2,121	3,936	483
Changes in assets and liabilities:
Accounts receivable	(769)	(13,091)	213
Cost in excess of billings on uncompleted contracts	(769)	817	(70)
Inventory	4,997	(6,369)	(409)
Prepaid expenses and other assets	(134)	(100)	(597)
Accounts payable	(48)	4,575	(402)
Billings in excess of cost on uncompleted contracts	1,220	(8)	(109)
Accrued expenses	2,765	1,089	(408)
Deferred revenue	(607)	685	99

Total adjustments	4,150	(12,427)	(235)

Net cash provided by (used in) operating activities	14,108	(8,435)	1,175

Cash flows from investing activities:
Proceeds from sale of fixed assets	464	47	41
Purchase of fixed assets	(2,546)	(897)	(1,173)
Decrease (increase) in other assets	173	212	(147)

Net cash used in investing activities	(1,909)	(638)	(1,279)

Cash flows from financing activities:
Proceeds (payments) on revolving lines of credit, net	(7,500)	2,500	(120)
Principal payments on long-term debt	(359)	(107)	(25)
Proceeds from exercise of stock options	466	—	—
Other	34	(9)	—

Net cash provided by (used in) financing activities	(7,359)	2,384	(145)

Net increase (decrease) in cash and cash equivalents	4,840	(6,689)	(249)
Cash and cash equivalents, beginning of year	4,644	11,333	11,582

Cash and cash equivalents, end of year	$9,484	$4,644	$11,333

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $40, $46 and $35 during the years 2004, 2003 and 2002, respectively.

The Company paid $70 and $30 of income taxes in 2004 and 2002; no payment was made in 2003.

In 2003 and 2002, respectively, the Company acquired $374 and $292 of property, plant and equipment in exchange for long-term debt.

In 2002, the Company decreased its deferred tax valuation allowance, recognizing a net deferred tax asset of $2,500, which amount was offset against the Company's goodwill.

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

1. Significant Accounting Policies:

        The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Organization

        EFJ, Inc. (the "Company") is a Delaware corporation engaged in the design, manufacture and marketing of wireless communication products and systems and information security products. Through its EFJohnson subsidiary ("EFJohnson"), the Company designs, develops, manufactures and markets stationary land mobile radio transmitters/receivers and mobile and portable radios. Through its Transcrypt International subsidiary ("Transcrypt"), the Company designs, develops, manufactures and markets encryption devices for land mobile radios. The Company operates in two segments: wireless communications (EFJohnson), located in Irving, Texas; and information security (Transcrypt), located in Lincoln, Nebraska. In both segments, the Company primarily markets its products to: domestic public safety/public service and other government users; domestic commercial users; and international customers.

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

        Deferred revenue includes unearned fees on systems maintenance contracts sold to customers. The Company recognizes the fees ratably over the life of the contract, generally on a straight-line basis.

        The Company's policy does not require significant collateral or other security to support the substantial portion of its receivables. However, the Company typically requests collateral or advance funding or payments on certain foreign sales that carry higher than normal risk characteristics.

Inventory

        Inventory is recorded at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. Management periodically assesses its inventory for potential obsolescence and lower-of-cost-or-market issues and adjusts inventory balances accordingly.

Receivables

        Accounts receivable are presented in the balance sheet at net realizable value, which equals the gross receivable value less allowance for bad debts and estimated returns and allowances. Such allowances are based upon management's estimate of non-collectibility due to customer factors, product quality, and current economic conditions. The allowance for returns and doubtful accounts increased from $104 (or 0.5% of gross receivable value) at December 31, 2003 to $256 (or 1.2% of gross receivable value) at December 31, 2004. The primary reason for the increase was a slight change in the customer mix in the year-end receivables.

        Note and other receivables are substantially made up by amounts owed to the Company pursuant to note agreements, which may or may not bear interest. The $2,384 balance at December 31, 2004 is substantially comprised of a note executed by the vendor with whom the Company has outsourced its wireless communication manufacturing. The note was received in exchange for raw material inventory transferred near the end of 2004. The Company has a security interest in the inventory, and the note agreement calls for monthly payments to not be less than actual inventory consumed. This transaction was properly recorded as an inventory transfer and not as revenue.

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

Intangible Assets

        Goodwill represents the excess of purchase price over fair value of assets acquired. The Company assesses the recoverability of goodwill and other intangible assets by performing a fair value impairment test, at least annually. If it is determined that impairment has occurred, the goodwill is written down to its estimated net realizable value. No impairment was determined to have occurred in 2004, 2003, or 2002.

Warranty Costs

        The Company substantially provides a one-year warranty on all of its products and generally permits an extended warranty of one or two years to be purchased by the customer. The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

        The following represents a reconciliation of changes in the Company's accrued warranty as of December 31, 2004 and 2003:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2003	$451	1,117	841	$727
Year Ended December 31, 2004	$727	2,795	1,338	$2,184

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company periodically evaluates its deferred tax asset and assesses the need for a valuation allowance based upon management's estimate of the recoverability of the future tax benefits associated with the deferred tax asset; this estimate takes into account, among other factors, the Company's historical operating results, its current and expected customer base, technological and competitive factors impacting its current products, and management's estimates of future earnings based upon a five-year earnings projection, using information currently available, and discounted for risk.

Income Per Share

        Basic net income per share is calculated based upon the weighted average number of common shares outstanding during the period. Outstanding options at December 31, 2004, 2003 and 2002, to purchase 1,398,466, 1,723,736 and 1,528,186 shares of common stock, with weighted average exercise prices of $3.00, $0.818 and $0.683, were used in the computation of common share equivalents for 2004, 2003 and 2002, respectively. All outstanding options at December 31, 2004, 2003 and 2002 were included in the computation at that date as all such options had exercise prices below the annual average trading price in the respective years, i.e., $7.08, $3.02, and $0.99 per share in 2004, 2003, and 2002, respectively.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(revised), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(revised) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The fair-value-based method is substantially similar to the method established in SFAS No. 123 and includes use of the Black-Scholes option-pricing model. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award, generally the option's vesting period. SFAS No. 123(revised) is effective for interim or annual reporting periods that begin after June 15, 2005. The Company will adopt SFAS No. 123(revised) as of the quarter ending September 30, 2005. The Company presently expects such adoption to increase its expenses by approximately $150,000 in both the third and fourth quarters of 2005.

        In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates APB No. 29's exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

        In November 2004, FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. The statement clarifies the FASB's position that abnormal amounts of costs, such as idle freight, handling costs, or spoilage, should be recognized as current-period costs and requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. Since, heretofore, the Company had already been costing its inventory in accordance with the methodology required by SFAS No. 151, this pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

Reclassifications

        Certain amounts in 2003 and 2002 have been reclassified to conform to current year presentation. The reclassifications did not affect net income or stockholders' equity as previously reported.

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

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002, the Company's net income and pro forma income (loss) per share would have been as follows:

	2004	2003	2002
Net income—as reported	$9,958	$3,992	$1,410
Less: General and administrative expenses for management stock option compensation	519	313	357

Pro forma net income	$9,439	$3,679	$1,053

Net income per share, basic—as reported	$0.56	$0.23	$0.08
Net income per share, diluted—as reported	$0.53	$0.21	$0.08
Pro forma net income per share, basic	$0.53	$0.21	$0.06
Pro forma net income per share, diluted	$0.50	$0.20	$0.06

        The weighted average fair value per option at date of grant during 2004, 2003 and 2002 was $2.28, $1.38, and $0.74, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2004	2003	2002
Expected option life	10 years	10 years	10 years
Expected annual volatility	75%	75%	193%
Risk-free interest rate	4.24%	3.99%	2.93%
Dividend yield	0%	0%	0%

2. Inventory:

        During 2003, the Company sold, or otherwise disposed of $2,850 of obsolete inventory that was substantially reserved at December 31, 2002. This activity accounted for the reduced reserve at December 31, 2003. No similar disposal activity occurred in 2004.

        The following is a summary of inventory at December 31:

	2004	2003
Raw materials and supplies	$7,905	$8,069
Work in process	568	1,350
Finished goods	6,520	9,250

	14,993	18,669
Less: reserve for obsolescence	1,950	629

Net Inventory	$13,043	$18,040

3. Contracts in Progress:

        Costs incurred to date, estimated earnings and the related progress billings to date on contracts in progress are as follows as of December 31:

	2004	2003
Costs on uncompleted contracts	$4,882	$3,583
Profits in uncompleted contracts	4,328	3,150

	9,210	6,733
Less billings	8,822	5,894

	$388	$839

The above is included in the consolidated balance sheet as follows:
Cost in excess of billings on uncompleted contracts	$1,638	$869
Billings in excess of cost on uncompleted contracts	(1,250)	(30)

	$388	$839

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

4. Property, Plant and Equipment:

        Property, plant and equipment consist of the following at December 31:

	2004	2003
Land and land improvements	$61	$158
Buildings and improvements	535	677
Equipment	11,952	9,434
Furniture and fixtures	1,063	1,211
Software	1,173	1,511
Construction in progress	608	207

	15,392	13,198
Less accumulated depreciation and amortization	11,898	10,419

	$3,494	$2,779

5.    Intangible Assets:

        As required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize its goodwill, but instead reviews its goodwill for impairment, at least annually. The Company performed fair value-based impairment tests, in accordance with SFAS No. 142, at December 31, 2004, 2003, and 2002, concluding that no impairment of goodwill had occurred as of these dates and that no events had occurred during the respective years that would indicate that an impairment of such assets had taken place. As of January 1, 2002, certain of the Company's intangible assets (primarily acquired workforce) were reclassified to goodwill, as these assets, per SFAS No. 141, Business Combinations, were not deemed separable from goodwill for purposes of recognition.

        Amortization expense, related to intangible assets which are subject to amortization, was $7 and $5 for the years ended December 31, 2004 and 2003. Amortization expense of intangible assets subject to amortization is anticipated to be approximately $7 for 2005 and annually thereafter through 2012. Intangible assets consist of the following:

	December 31, 2004		December 31, 2003
Intangible assets not subject to amortization:
Goodwill		$5,126		$5,126
Tradename		1,564		1,564
Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—

Patents	113		113
Less: accumulated amortization	57	56	50	63

Total		$6,746		$6,753

        In the fourth quarters of 2002 and 2001, the Company decreased its deferred tax asset valuation allowance such that the Company recognized a net deferred tax asset of $3,000 as of December 31, 2002. This amount was offset against goodwill as it was determined that the adjusted deferred tax asset valuation allowance related to an amount established at the time of the purchase of EFJohnson in regards to acquired net operating losses ("NOL's"). As of December 31, 2002 goodwill includes no further amounts related to such acquired NOL's.

6.    Revolving Line of Credit:

        The Company renewed it line of credit agreement with Bank of America in September 2004. The secured $15,000 line of credit bears interest at a rate of LIBOR plus 150 basis points, which rate may be increased to LIBOR plus 225 basis points dependent upon certain debt ratios. The effective rate at December 31, 2004 was 3.9%. The line of credit is collateralized by substantially all of the Company's assets, and borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. The agreement, which expires September 30, 2007, includes certain covenants, including financial covenants, with which the Company was in compliance as of December 31, 2004.

        At December 31, 2004 and 2003, the Company had zero and $7,500, respectively, outstanding on its lines of credit. Average borrowings under the Company's lines of credit and the weighted average interest rate were, respectively, $150 and 31.3% during 2004, and $585 and 10.4% during 2003. The relatively high effective interest rate in 2004 and 2003 resulted from unused line availability fees, charged at 0.375%, as the Company substantially borrowed on the line of credit only in the first quarter of 2004 and the fourth quarter of 2003. The total available credit under the line of credit was $11,500 at December 31, 2004

7.    Long-Term Debt:

        Long-term debt at December 31, 2004 solely consists of notes for financing of equipment. Future principal payments as of December 31, 2004 are as follows:

Year Ending December 31
2005	$126
2006	63
2007	5
2008	—
2009	—
Thereafter	—

$194

8.    Leases:

        In 2004, the Company made the decision to move both of its operating facilities (See Note 18). In Lincoln, Nebraska, upon the termination of its prior facility lease in May 2004, Transcrypt moved to a near-by new facility also located in Lincoln. Transcrypt's facility is a minor portion of an industrial park and is leased pursuant to a ten-year agreement expiring in June 2014, with an option, by Transcrypt, to renew for an additional five years. Further, in April 2004, the Company made the decision to substantially move its EFJohnson operations from Waseca, Minnesota to Irving, Texas. The lease on the Waseca property was extended three months, until March 31, 2005, at which time the move to Irving will be substantially complete. EFJohnson's operations are being moved to a facility in Irving leased pursuant to a ten-year agreement expiring in December 2013.

        The Company also leases various equipment and buildings under operating leases. Rent expense was $926, $730, and $680 for the years 2004, 2003, and 2002, respectively. The Company anticipates, in the normal course of business, that leases will be renewed or replaced as they expire. Future minimum rental payments under non-cancelable operating lease agreements as of December 31, 2004 are as follows:

Year Ending December 31
2005	$980
2006	760
2007	720
2008	610
2009	650
Thereafter	2,680

$6,400

9.    Income Taxes:

        The components of income tax expense (benefit) for the years ending December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	(5,000)	(5,000)	—
State	(1,000)	—	—

Total	$(6,000)	$(5,000)	$—

        A reconciliation of the Company's effective tax rate to the U.S. federal statutory rate is as follows:

	2004	Percent	2003	Percent	2002	Percent
U.S. federal tax at statutory tax rate	$1,346	34.0%	$(343)	34.0%	$480	34.0%
Decrease in valuation allowance	(4,600)	(116.2)	(4,462)	442.7	(550)	(39.0)
State income taxes at estimated rate	119	3.0	—	—	—	—
Provision for state income taxes	(2,865)	(72.4)	—	—	—	—
Other	—	—	(195)	19.3	70	5.0

	$(6,000)	(151.6)%	$(5,000)	496.0%	$—	0.0%

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 2004 and 2003 relate to the following:

	2004	2003
Special compensation expense	$1,520	$1,400
Allowance for bad debts and returns	120	40
Reserve for inventory obsolescence	720	170
NOL carryforwards	19,600	20,350
General business credits	2,980	2,400
Non-cash compensation expense (repriced options)	2,410	1,500
Difference between tax and book amortization	770	1,310
Difference between tax and book depreciation	200	250
Difference between tax and book liability accruals and prepaid assets	680	180

Gross deferred tax assets	29,000	27,600
Less valuation allowance	15,000	19,600

	$14,000	$8,000

        At December 31, 2004, the Company increased its deferred tax assets by approximately $2,865 to account for the effect of state income tax on accumulated timing differences. The Company used an estimated weighted average tax rate of 3.0%. Prior to 2004, the Company excluded any state income tax effect on its computation of deferred taxes as the Company did not believe it was more than likely that the Company would be able to utilize that aspect of its deferred tax asset related to state income taxes.

        Taxable net operating loss carryforwards, totaling approximately $52,900 at December 31, 2004, originated in 1996 through 2003 and expire in 2011 through 2023. The Company also has approximately $2,980 in general business credits, which were earned in 1996 through 2004 and substantially expire in 2011 through 2024. Additionally, the Company has a $4,525 tax benefit relating to gains recognized by employees through the exercise of the Company's stock options and is not considered to have an effect on the Company's deferred tax asset. The tax credits and the stock option benefit cannot be utilized by the Company to reduce its income taxes until the Company's NOL has been exhausted.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment. In order to realize fully its gross deferred tax asset, the Company will need to generate future taxable income of at least $79,300 prior to expiration of its NOL and tax credit carryforwards. Taxable income (loss), before application of NOL's, for the years ended December 31, 2004, 2003, and 2002 was approximately $4,660, $(490), and $110.

        As a result of decreases in the valuation allowance in 2004 and 2003, the Company's net deferred tax asset recorded on the balance sheet increased to $14,000 at December 31, 2004, as compared to $8,000 at December 31, 2003 and $3,000 at December 31, 2002. In determining recoverability of the future tax benefits associated with its deferred tax asset, management takes into account, among other factors, the Company's historical operating results, its current and expected customer base, technological and competitive factors impacting its current products, and management's estimates of future earnings which are based upon a five-year earnings projection, using information currently available, and discounted for risk. Should factors underlying management's estimates change, future adjustments to the Company's valuation allowance may be necessary.

10.    Accrued Expenses:

        Accrued expenses consist of the following at December 31:

	2004	2003
Payroll, bonuses and employee benefits	$1,927	$1,314
Commissions	1,697	1,310
Warranty reserve	2,184	727
Other expenses	363	55

	$6,171	$3,406

11.    Commitments and Contingencies:

        On or about February 5, 2001, ASRC Communication ("ASRC") filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson's sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $500 of products from EFJohnson since 1999. ASRC's claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act. The complaint anticipated that the State of Alaska would formally prosecute its administrative claim under the Alaska State Procurement Code against ASRC for damages associated with alleged malfunctions of EFJohnson manufactured radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the "ASRC Agreement"), EFJohnson agreed to defend ASRC, at EFJohnson's expense, against any State's claim alleging non-performance of the EFJohnson radios. In the event the State prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska's Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. The State of Alaska claim alleges damages in excess of $900. Subsequently, ASRC has tendered, and EFJohnson has accepted, the State's administrative claim in accordance with the ASRC Agreement. EFJohnson will undertake to defend ASRC under the terms and conditions of the ASRC Agreement. The Company is unable to predict the likelihood of the outcome or potential liability that may arise from this action and has not reserved any amount in regard to this potential liability.

        In June 2004, Mace, Incorporated ("Mace") filed a complaint in United States District Court for the Eastern District of Virginia, against EFJohnson seeking damages against EFJohnson on claims for third-party commissions allegedly due in conjunction with certain product sales to the federal government. Mace has alleged projected damages of $400 and an unspecified percentage of past and future federal government sales. The Company believes that it has meritorious contractual defenses against such demand and intends to vigorously contest such allegation. At December 31, 2004, the Company has recorded a liability which amount reflects the Company's evaluation of the eventual conclusion of these matters.

        The Company is presently disputing certain state tax liabilities totaling approximately $350. The Company believes the basis for the states' assessment of the amounts owed is incorrect and intends to vigorously contest such assessments. At December 31, 2004, the Company has recorded a liability related to these assessments, which amount reflects the Company's evaluation of the eventual conclusion of these matters.

        The Company is presently involved in a dispute regarding the computation of certain royalties. The Company believes the basis for its royalty computation is correct and consistent with the terms of the royalty agreement. However, if the Company's method of computation proves to be wrong, accrued royalties could be understated at December 31, 2004 by approximately $450. The Company is presently unable to predict the outcome and eventual liability related to this matter.

        On or about June 8, 2001, Electronic Engineering Company ("EEC") filed a complaint in the Iowa District Court of Polk County, against EFJohnson, such complaint alleging that EFJohnson engaged in wrongful activities in connection with the installation of an EFJohnson trunked radio system. In May 2002, the parties entered into a settlement whereby: (i) EEC returned to the Company certain of EFJohnson' s equipment previously sold to EEC; (ii) EFJohnson forgave a $133 receivable due from EEC; and (iii) the Company paid EEC $200. Both parties executed and exchanged general releases.

        The Company is involved in certain other legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to the Company's business, financial condition, results of operations or cash flows.

        In the normal course of its business activities, the Company is required under a contract with various government authorities to provide letters of credit and bonds that may be drawn upon if the Company fails to perform under its contracts. The letter of credit, which expires in June 2006, has a total undrawn balance of $250. Bonds, which expire on various dates, totaled $5,340 on December 31, 2003. As of that date, no bonds had been drawn upon.

12.    Option Plans:

        Under the Company's 1996 Stock Incentive Plan (the "Plan"), any employee, including any director of the Company and any non-employee director or independent contractor of the Company, is eligible to be considered for the issuance of shares of common stock or of any other class of security or right of the Company which is convertible into common stock. There are approximately 335,000 remaining shares available to be issued under this Plan as of December 31, 2004. The Plan provides that, unless otherwise provided by the Plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year.

        During 2001 and 2000, the Company cancelled and reissued 620,000 and 366,000 stock options, respectively, under the Plan to lower the exercise price of those options to an amount approximately 150% of the prevailing market value of the Company's common stock (the "repricing"), that is $0.656 per share. The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. Further, in 2001, similar to the Company's aforementioned repricing decision, the Company decreased the exercise price of the 200,000 stock options issued to its Chief Executive Officer ("CEO")in 1999 (pursuant to the Michael Jalbert 1999 Stock Option Agreement, hereafter referred to as "Mr. Jalbert's Option Agreement") from $1.4375 to $0.656 per share. The Company previously accounted for these option grants as fixed plan awards. The resulting non-cash compensation is dependent upon the Company's closing stock price at the end of the respective period. The market value of the Company's common stock at December 31, 2004, 2003 and 2002, respectively, was $9.75, $5.90 and $1.25 per share. The Company recorded $2,121, $3,936 and $483 in non-cash compensation expense in 2004, 2003 and 2002, respectively, for the cumulative effects of the repricings.

        As of December 31, 2004, approximately 367,000 of these repriced options, in various stages of vesting, were outstanding, of which approximately 308,000 related to options issued to the Company's CEO and Chief Financial Officer ("CFO"). In the first quarter of 2004, the CEO and CFO adopted pre-arranged stock selling plans, pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, in regards to the repriced option shares held by them which are subject to variable accounting treatment. Under the pre-arranged stock selling plans, stock options will be exercised contemporaneously with the sales of the resulting shares. The respective selling of the stock commenced in the second quarter of 2004 and will continue over a period at least through the second quarter of 2005. Any non-cash compensation related to these options will become fixed at the time the options are exercised; prior to exercise, the options will continue to be subject to variable accounting treatment. The CEO and CFO, in aggregate, exercised approximately 465,000 options during 2004.

        The status of the Company's stock options:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Options Exercisable
Balance at December 31, 2001	1,513,413	0.67	810,632
Granted	529,700	0.74
Forfeited	(514,927)	0.69

Balance at December 31, 2002	1,528,186	0.68	665,021
Granted	227,600	1.70
Exercised	(200)	0.66
Forfeited	(31,850)	0.67

Balance at December 31, 2003	1,723,736	$0.82	793,884
Granted	525,850	6.62
Exercised	(675,320)	1.30
Forfeited	(175,800)	0.69

Balance at December 31, 2004	1,398,466	$3.02	496,024

        The Company's outstanding options as of December 31, 2004 are as follows:

Range of Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Exercisable Weighted Average Exercise Price
$0.390—0.510	156,280	7.0	$0.495	57,500	$0.492
0.656—0.656	403,286	6.5	0.656	365,124	0.656
0.820—0.890	135,000	7.6	0.864	42,000	0.857
1.700—1.880	214,400	8.1	1.708	39,600	1.709
6.000—7.150	489,500	9.4	6.891	—	—

$0.390—1.700	1,398,466	7.9	$3.002	504,224	$0.737

13.    Benefit Plans:

        The Company has a profit sharing plan, which covers substantially all employees. Contribution levels are determined annually by the Board of Directors. There were no profit sharing contributions in any of the three years ended December 31, 2004, 2003 and 2002.

        The Company also has a 401(k) plan, which covers substantially all employees. Participants may contribute up to 15% of their annual compensation and the Company makes matching contributions of 40% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Company contributions approximated $184, $164, and $160 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

15.    Concentrations:

        Sales to the U.S. Department of Defense accounted for 35% and 42% of the all sales in 2004 and 2003. Sales to the State of South Dakota accounted for 12% of all sales in 2002.

        In addition to being a customer, Motorola is a key manufacturer of electronic components used by the Company; purchases from Motorola totaled approximately $6,886, $14,424, and $3,670 in 2004, 2003 and 2002, respectively.

16.    Export Sales:

        A portion of the Company's sales are made to customers outside of the United States. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic areas, excluding Canada, were as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Europe	$604	$1,051	$685
Middle East and Asia	15,084	3,446	4,148
Central and Latin America	3,111	2,617	1,287

	$18,799	$7,114	$6,120

17.    Related Party Transaction:

        On January 7, 2000, the Company extended an interest free loan to the Company's Chief Executive Officer, Michael E. Jalbert, in the principal amount of $175. In March 2001, the Company forgave repayment of Mr. Jalbert's loan. Accordingly, general and administrative expense in 2001 includes this charge. In April 2002, the Company extended another loan to Mr. Jalbert in the principal amount of $75 bearing interest at the rate of 6%. Any tax obligations associated with the loan were the sole responsibility of Mr. Jalbert. Mr. Jalbert fully paid off the loan, principal and interest, in July 2004.

18.    Planned Moves of the Company's Operating Facilities:

        During the second quarter of 2004, Transcrypt's operations moved from its previous facility in Lincoln, Nebraska to a similar 18,000 square-foot facility located a short distance from its previous operations. The Company incurred approximately $139 in relation to this move in 2004. The new facility was obtained pursuant to a ten-year lease with anticipated facility costs approximating those of the departed facility. The move was precipitated by the May 31, 2004 termination of the lease agreement on the segment's previous facility and was complete by September 30, 2004.

        On April 14, 2004, the Company announced its decision to move EFJohnson's operations, to include the outsourcing of its manufacturing, from its current facility in Waseca, Minnesota to the Dallas, Texas area. The Company expects to incur costs of $1,900 in relation to this move of EFJohnson. The timing of the recognition of costs associated with this move will be determined in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and other relevant guidance, which provide that a liability for a cost associated with an exit or disposal activity shall be recognized at its fair value in the period in which the liability is incurred. In particular, employee-related termination costs associated with the relocation are generally recognized ratably over the period that the employees are required to provide services in order to earn the respective termination benefit. This move is expected to be completed by April 2005 and is not expected to cause significant disruption of the business; however, a significant portion of EFJohnson's workforce was replaced or otherwise terminated in relation to this move.

EFJohnson and Transcrypt Operating Facility Relocation Costs (in 000's):

	Total amount expected to be incurred	Amount incurred in the year ended December 31, 2004	Remaining amount to be incurred in 2005
Description of Costs
Employee related costs	$1,020	$1,016	$4
Furniture and equipment relocation costs	319	142	177
Manufacturing outsourcing set-up costs	350	337	13
Other	350	338	12

Total	$2,039	$1,833	$206

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

        The Company evaluates segment results based on gross margin and income from operations. Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources. The following table is a summary of annual results for the years ended December 31, 2004, 2003 and 2002.

(in thousands)	2004	2003	2002
Revenues:
Wireless Communication	$60,716	$49,028	$33,785
Information Security	20,154	7,161	7,002

	$80,870	$56,189	$40,787

Gross Profit:
Wireless Communication	$21,342	$18,292	$12,645
Information Security	16,627	5,337	4,926

	$37,969	$23,629	$17,571

Operating Income (Loss):
Wireless Communication	$(4,275)	$1,052	$183
Information Security	10,457	1,996	1,463

Income (Loss) from Operations	6,182	3,048	1,646
Stock Option Repricing Benefit (Expense)	(2,121)	(3,936)	(483)
Other Income (Expense), net	(103)	(120)	247

Income (Loss) before Taxes	$3,958	$(1,008)	$1,410

Depreciation & Amortization:
Wireless Communication	$1,277	$951	$911
Information Security	164	142	161

	$1,441	$1,093	$1,072

Assets:
Wireless Communication	$42,580	$46,626	$28,647
Information Security	13,146	6,742	4,921
Corporate	14,593	8,901	11,688

	$70,319	$62,269	$45,256

20.    Unaudited Quarterly Financial Data:

        The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2004. This information has been prepared on the same basis as the financial statements appearing elsewhere in this report. The Company's operating results for any one quarter are not indicative of results for any future period. Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except share data)
2004
Revenues	$22,244	$17,571	$15,430	$25,625

Income (loss) from operations	3,049	(1,439)	767	1,684
Interest and other income (expenses), net	(54)	(22)	17	(44)

Income (loss) before income taxes	2,995	(1,461)	784	1,640
Provision for income taxes	—	—	—	6,000

Net income (loss)	$2,995	$(1,461)	$784	$7,640

Net income (loss) per share—basic	$0.17	$(0.08)	$0.04	$0.42

Net income (loss) per share—diluted	$0.16	$(0.08)	$0.04	$0.41

2003
Revenues	$9,001	$10,723	$13,089	$23,376

Income (loss) from operations	(564)	(88)	(1,786)	1,550
Interest and other income (expense), net	—	(44)	(1)	(75)

Income before income taxes	(564)	(132)	(1,787)	1,475
Provision for income taxes	—	—	—	5,000

Net income	$(564)	$(132)	$(1,787)	$6,475

Net income per share—basic	$(0.03)	$(0.01)	$(0.10)	$0.37

Net income per share—diluted	$(0.03)	$(0.01)	$(0.10)	$0.35

        As explained in Note 12, the Company has repriced stock options which are accounted for as variable plan awards. As a result of the prevailing market price of the Company's common stock exceeding the Company's repriced stock options in 2003, the Company incurred non-cash compensation expense (benefit) of:$(1,087), $3,398, $(1,425), and $1,235 in the quarters ended March 31, June 30, September 30, and December 31, 2004, respectively; and $446, $(150), $1,890, and $1,750 in the quarters ended March 31, June 30, September 30, and December 31, 2003, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Charged to Expenses (Provisions)	Charged to Other Accounts	Deductions (Write-offs)	Balance at End of Period
Allowance for Doubtful Accounts for the:
Year Ended December 31, 2002	284,360	436,782	—	485,064	236,078
Year Ended December 31, 2003	236,078	202,027	—	333,690	104,415
Year Ended December 31, 2004	104,415	254,599		103,036	255,978
Inventory Obsolescence Reserve for the:
Year Ended December 31, 2002	2,159,788	1,020,760	—	712,762	2,467,786
Year Ended December 31, 2003	2,467,786	(484,781)	—	1,354,242	628,763
Year Ended December 31, 2004	628,763	1,817,062		495,463	1,950,362
Valuation Allowance for Deferred Tax Asset for the:
Year Ended December 31, 2002	27,400,000	(1,000,000)	(2,500,000)	—	23,900,000
Year Ended December 31, 2003	23,900,000	700,000	—	(5,000,000)	19,600,000
Year Ended December 31, 2004	19,600,000	1,400,000		(6,000,000)	15,000,000
Allowance for Warranty Reserve for the:
Year Ended December 31, 2002	434,108	869,223	—	852,419	450,912
Year Ended December 31, 2003	450,912	1,116,785	—	841,136	726,561
Year Ended December 31, 2004	726,561	2,795,286		1,337,512	2,184,335

See independent auditors' report

S-1

Index of Attached Exhibits

        The following documents are included in this report.

Exhibit Number	Description
10.16	Manufacturing Agreement for certain radio communications equipment between E.F. Johnson Company and McDonald Technologies International, Inc. dated May 14, 2004.
10.43	Schedule of Named Executive Officers Base Salary.
10.44	Schedule of Non-Employee Directors' Annual Compensation.
11.1	Statement re. Computation of Per Share Earnings.
23.1	Consent of Grant Thornton LLP.
31.1	Chief Executive Officer's Certification of Report on Form 10-K for Year Ended December 31, 2004.
31.2	Chief Financial Officer's Certification of Report on Form 10-K for Year Ended December 31, 2004.
32	Written Certification of Chief Executive Officer and Chief Financial Officer, dated February 24, 2005, pursuant to 18 U.S.C. § 1350.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
MANAGEMENT'S REPORT
EFJ, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except for share and per share data)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES