Form 10-Q
period 2005-03-31
EFJ INC
filed 2005-05-05
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-21681

EFJ, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-0801192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 CORPORATE DRIVE

IRVING, TEXAS 75038

(972) 819-0700

(Address, including zip code, and telephone number,

including area code, of registrant’s

principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

As of April 26, 2005, 18,518,116 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

(in thousands, except share data)

	MARCH 31, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,524	$9,484
Accounts receivable, net of allowance for returns and doubtful accounts of $215 and $256, respectively	10,789	18,296
Notes and other receivables	3,479	2,384
Cost in excess of billings on uncompleted contracts	1,526	1,638
Inventories	13,569	13,043
Deferred income taxes	3,000	3,000
Prepaid expenses	842	721

Total current assets	48,729	48,566

Property, plant and equipment, net	3,777	3,494
Deferred income taxes, net of current portion	11,000	11,000
Intangible assets, net of accumulated amortization	6,745	6,746
Other assets	321	513

TOTAL ASSETS	$70,572	$70,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—
Current portion of long-term debt obligations	126	126
Accounts payable	6,718	8,534
Billings in excess of cost on uncompleted contracts	204	1,250
Deferred revenue	903	1,185
Accrued expenses	4,605	6,171

Total current liabilities	12,556	17,266

Long-term debt obligations, net of current portion	48	68

TOTAL LIABILITIES	12,604	17,334

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 18,434,967 and 18,257,877 issued and outstanding as of March 31, 2005 and December 31, 2004	184	183
Additional paid-in capital	103,198	103,459
Accumulated deficit	(45,414)	(50,657)

TOTAL STOCKHOLDERS’ EQUITY	57,968	52,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,572	$70,319

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Revenues	$24,161	$22,244
Cost of sales	8,838	13,686

Gross profit	15,323	8,558

Operating expenses:
Research and development	3,969	2,576
Sales and marketing	2,954	2,246
General and administrative, inclusive of: non-cash stock option repricing benefit adjustment of $395 and $1,087 in 2005 and 2004, respectively; and facility relocation expenses of $470 in 2005	3,206	688

Total operating expenses	10,129	5,510

Income from operations	5,194	3,048

Interest income	62	11
Interest expense	(17)	(56)
Other income (expense)	4	(8)

Income before income taxes	5,243	2,995

Income tax provision	—	—

Net income	$5,243	$2,995

Net income per share – Basic	$0.29	$0.17

Net income per share – Diluted	$0.28	$0.16

Weighted average common shares – Basic	18,313,043	17,584,295

Weighted average common shares – Diluted	18,771,246	19,062,117

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2005 and 2004

(Unaudited and in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,243	$2,995

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311	335
Non-cash compensation benefit – intrinsic value of repriced options	(395)	(1,087)
Gain on sale of fixed assets	(45)	—
Changes in assets and liabilities:
Accounts receivable	6,412	13,364
Cost in excess of billings on uncompleted contracts	112	(97)
Inventories	(526)	5,645
Prepaid expenses	(121)	19
Accounts payable	(1,816)	(4,775)
Billings in excess of cost on uncompleted contracts	(1,046)	(30)
Deferred revenues	(282)	(33)
Accrued and other liabilities	(1,566)	(738)

Total adjustments	1,038	12,603

Net cash provided by operating activities	6,281	15,598

Cash flows from investing activities:
Proceeds from sale of fixed assets	128	—
Purchase of property, plant and equipment	(676)	(633)
Other	192	108

Net cash used in investing activities	(356)	(525)

Cash flows from financing activities:
Payments on revolving line of credit, net	—	(7,500)
Principal payments on long-term debt	(20)	(33)
Proceeds from exercise of stock options	117	—
Other	18	(1)

Net cash provided by (used in) financing activities	115	(7,534)

Net increase in cash and cash equivalents	6,040	7,539

Cash and cash equivalents, beginning of period	9,484	4,644

Cash and cash equivalents, end of period	$15,524	$12,183

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. at December 31, 2004, presented within this Report on Form 10-Q filing, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2005. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period’s presentation to conform to the current presentation.

Unless the context otherwise provides, all references to “we,” “us,” and “our” include EFJ, Inc., its predecessor entity and its subsidiaries, including E.F. Johnson Company and Transcrypt International, Inc., on a combined basis. All references to “EFJohnson” refer to E.F. Johnson Company, and all references to “Transcrypt” refer to Transcrypt International, Inc. Further, all references to the private wireless communications segment refer to EFJohnson, and all references to the secured communications segment refer to Transcrypt.

2. ORGANIZATION AND CONSOLIDATION

We are a provider of land mobile radio (“LMR”) wireless communications products and systems, which are sold to: (1) domestic public safety / public service and other governmental users; (2) domestic commercial users; and (3) international customers. Through EFJohnson and Transcrypt we design, develop, market, and support:

•	mobile and portable wireless radios;

•	stationary transmitters / receivers (base stations or repeaters);

•	infrastructure equipment and systems; and

•	highly secure encryption technologies for proprietary analog wireless radios.

The condensed consolidated financial statements include the accounts of EFJ, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

3. NET INCOME PER SHARE

Basic income per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three months ended March 31, 2005 and 2004, substantially all outstanding stock options granted as of such dates had exercise prices lower than the average market price of the common stock for the respective periods and are, thereby, considered common stock equivalents in the calculation of the diluted weighted average common shares. We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

We apply the intrinsic value-based method of accounting for stock options issued to our employees. When both the number of shares that an individual employee is entitled to receive and the option price are known at the grant date, total compensation cost for our grants of stock options is measured at the grant date (“fixed plan awards”). However, when either or both of these factors are not known at the grant date, we estimate total compensation cost each accounting period from the date of grant based on the estimated fair value of our common stock at the end of each period (“variable plan awards”). Changes, either increases or decreases, in the estimated fair value of the shares between the date of grant and the final exercise or expiration of the options result in a change in the measure of compensation cost for variable plan awards. Compensation cost is recognized as expense over the periods in which the employee performs the related services, which is generally presumed to be the vesting period.

If compensation cost for our stock option plans had been determined based on the fair value at the grant date for awards for the three months ended March 31, 2005 and 2004, our pro forma net income and pro forma net income per share would have been as follows:

	Three months ended March 31,
	2005	2004
Net income — as reported	$5,243	$2,995
General and administrative expenses for management stock option compensation	261	531

Pro forma net income (loss)	$4,982	$2,464

Net income per share, basic — as reported	$0.29	$0.17
Net income per share, diluted — as reported	0.28	0.16
Pro forma net income per share, basic	0.27	0.14
Pro forma net income per share, diluted	0.27	0.13

The weighted average fair value per option at date of grant during for options outstanding at March 31, 2005 and 2004, respectively, was $4.00 and $1.55, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three months ended March 31,
	2005	2004
Expected option life	10 years	10 years
Expected annual volatility	75%	161%
Risk-free interest rate	4.40%	3.98%
Dividend yield	0%	0%

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

5. INVENTORIES

The following is a summary of inventories:

	March 31, 2005	December 31, 2004
Raw materials and supplies	$9,656	$7,905
Work in progress	567	568
Finished goods	3,583	6,520

	13,806	14,993
Reserve for obsolescence	237	1,950

Total inventories	$13,569	$13,043

During the three months ended March 31, 2005, we transferred all inventory located at EFJohnson’s Waseca, Minnesota plant (which was closed as of March 31, 2005) to its Texas facility. In the course of this transfer, we sold approximately $1,670 of raw materials to the vendor with whom EFJohnson has outsourced its wireless communication manufacturing. This sale was in addition to the $2,384 sale of raw material inventory to such vendor in the fourth quarter of 2004. These inventory sales were in exchange for non-interest-bearing notes calling for monthly payments to be not less than actual inventory consumed by vendor in the course of manufacturing EFJohnson’s products. Notes and other receivables at March 31, 2005 and December 31, 2004 are substantially made up by amounts owed pursuant to these note agreements. We have a security interest in the inventory, and the transactions were recorded as inventory transfers and not as revenue.

The decrease in the reserve for obsolescence, from December 31, 2004 to March 31, 2005, related substantially to the aforementioned transfer of inventory from Waseca, Minnesota. All inventory items were specifically analyzed during this transfer process, and inventory deemed to have no future benefit was written off and disposed of against the reserve balance; hence, no significant gain or loss resulted from this disposal.

6. INTANGIBLE ASSETS

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize our goodwill and tradename, both of which relate solely to EFJohnson, but instead review such assets for impairment, at least annually. We performed fair value-based impairment tests, in accordance with SFAS No. 142, at December 31, 2004 and 2003 concluding that no impairment of goodwill or tradename had occurred as of such dates. No events occurred during the three months ended March 31, 2005 and 2004, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Amortization expense, related to intangible assets which are subject to amortization, was $1 for the three months ended March 31, 2005 and 2004. Amortization expense of intangible assets subject to amortization is anticipated to be $7 for 2005 and annually thereafter through 2012. Intangible assets consist of the following as of the dates indicated:

	March 31, 2005		December 31, 2004
Intangible assets not subject to amortization:
Goodwill		$5,126		$5,126
Tradename		1,564		1,564

Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—

Patents	113		113
Less: accumulated amortization	58	55	57	56

Total		$6,745		$6,746

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

7. REVOLVING LINE OF CREDIT

We renewed our line of credit agreement with Bank of America in September 2004. The secured $15,000 line of credit bears interest at a rate of LIBOR plus 150 basis points. The effective rate at March 31, 2005 was 2.9%. The line of credit is collateralized by substantially all of our assets, and borrowings available under the line of credit are calculated as a percentage of eligible inventory and accounts receivable. The agreement, which expires September 30, 2007, includes certain covenants, including financial covenants, with which we were in compliance as of March 31, 2005 and December 31, 2004. At March 31, 2005 and December 31, 2004, we had no amounts outstanding on our line of credit. The total available credit under the line of credit was $6,100 as of March 31, 2005.

8. WARRANTY COSTS

We provide a one-to-two year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are both extraordinary and determinable. A reconciliation of changes in our accrued warranty as of March 31, 2005 is as follows:

	Balance at December 31, 2004	Charged to Expenses	Deduction / Expenditures	Balance at March 31, 2005
Allowance for Warranty Reserve	$2,184	516	685	$2,015

9. REPRICED STOCK OPTIONS

In 2000 and 2001, we effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of our common stock (the “repricing”). The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. We had previously accounted for these option grants as fixed plan awards. The market value of our common stock was $8.23 and $4.59 per share at March 31, 2005 and 2004, respectively; this compared to market values of $9.75 and $5.90 per share at December 31, 2004 and 2003, respectively. Aggregate non-cash compensation charges, therefore, result to the extent that the market value at the respective period ending date exceeds the repriced exercise price of $0.656 per share. In the three months ended March 31, 2005 and 2004, the amounts of compensation benefit relating to these repriced options were $395 and $1,087, respectively. These amounts are included in general and administrative expenses.

As of March 31, 2005, approximately 198,000 of these repriced options, in various stages of vesting, were outstanding, of which approximately 140,000 related to options issued to our Chief Executive Officer (“CEO”) and former Chief Financial Officer (“CFO”). In the first quarter of 2004, the CEO and former CFO adopted pre-arranged stock selling plans, pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, in regards to the repriced option shares held by them. Under the pre-arranged stock selling plans, stock options will be exercised contemporaneously with the sales of the resulting shares. The respective selling of the stock commenced in the second quarter of 2004 and will continue over a period at least through the second quarter of 2005. Any non-cash compensation related to these options will become fixed at the time the options are exercised; prior to exercise, the options will continue to be subject to variable accounting treatment. The CEO and former CFO, in aggregate, exercised approximately 167,000 options during the three months ended March 31, 2005.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

10. COMMITMENTS AND CONTINGENCIES

On or about February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson’s sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $500 of products from EFJohnson since 1999. ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act. The complaint anticipated that the State of Alaska would formally prosecute its administrative claim under the Alaska State Procurement Code against ASRC for damages associated with alleged malfunctions of EFJohnson manufactured radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any State’s claim alleging non-performance of the EFJohnson radios. In the event the State prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. The State of Alaska claim alleges damages in excess of $900. Subsequently, ASRC has tendered, and EFJohnson has accepted, the State’s administrative claim in accordance with the ASRC Agreement. EFJohnson has undertaken to defend ASRC under the terms and conditions of the ASRC Agreement. We are unable to predict the likelihood of the outcome or potential liability that may arise from this action and have not reserved any amount in regard to this potential liability.

In June 2004, Mace Incorporated (“Mace”) filed a complaint in the United States District Court for the Eastern District of Virginia (“Complaint”) against EFJohnson seeking damages against EFJohnson for claims of commissions allegedly due in conjunction with certain product sales to the federal government. Mace has alleged projected damages of $400 and an unspecified percentage of past and future federal government sales. In January 2005, Mace and EFJohnson agreed in principal to resolve the matter by arbitration. As a result, the Complaint was jointly dismissed without prejudice. We believe EFJohnson has meritorious contractual defenses against Mace’s demands, and we intend to vigorously contest Mace’s allegations. At March 31, 2005 and December 31, 2004, we had recorded a liability which amount reflects our evaluation of the eventual conclusion of this matter.

We are presently disputing certain state tax liabilities totaling approximately $350. We believe the basis for the states’ assessments of the amounts owed are incorrect, and we intend to vigorously contest such assessments. At March 31, 2005 and December 31, 2004, we had recorded a liability related to these assessments, which amount reflects our evaluation of the eventual conclusion of these matters.

We are presently involved in a dispute regarding the computation of certain royalties. We believe the basis for our royalty computation is correct and consistent with the terms of the royalty agreement. However, if our method of computation proves to be wrong, accrued royalties could be understated at March 31, 2005 by approximately $500. We are presently unable to predict the outcome and eventual liability related to this matter.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations, or cash flows.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. The only open letter of credit as of March 31, 2005 has a total undrawn balance of $250. Bonds, which expire on various dates, totaled $5,340 on March 31, 2005. As of March 31, 2005, no bonds had been drawn upon.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

11. SEGMENT AND RELATED INFORMATION

We operate in two reporting segments, both of which operate in the LMR industry. These segments are our two operating subsidiaries: EFJohnson and Transcrypt. Although both segments have product offerings which have some market similarity, EFJohnson’s operations primarily include the design, development, marketing, and support of wireless infrastructure, mobile and portable wireless radios, and wireless communication systems, while Transcrypt’s operations primarily include the design, development, marketing, and support of devices that prevent the unauthorized interception of sensitive voice communication. We evaluate segment results based on gross margin and income from operations. Corporate (i.e., EFJ, Inc.) expenses, exclusive of charges or benefits associated with variable accounting for repriced stock options, are allocated to the operating segments based upon estimated usage of corporate resources. The following table is a summary of the unaudited operating results for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
In thousands	2005	2004
Revenues:
Wireless Communication	$10,213	$19,854
Information Security	13,948	2,390

	$24,161	$22,244

Gross Profit:
Wireless Communication	$3,054	$6,777
Information Security	12,269	1,781

	$15,323	$8,558

Operating Profit (Loss):
Wireless Communication	$(5,149)	$1,025
Information Security	9,948	936

Income (Loss) from Operations	4,799	1,961

Stock Option Repricing Benefit	395	1,087
Other Income (Expense), net	49	(53)

Income (Loss) before Income Taxes	$5,243	$2,995

Depreciation & Amortization:
Wireless Communication	$263	$300
Information Security	48	35

	$311	$335

Assets:
Wireless Communication	$37,619
Information Security	18,256
Corporate	14,697

	$70,572

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

12. PLANNED MOVES OF THE COMPANY’S FACILITIES

On April 14, 2004, we announced our decision to move EFJohnson’s operations, including outsourcing of its manufacturing, from its current facility in Waseca, Minnesota to Irving, Texas. This move was completed as of March 31, 2005 at a total cost of $1,904. A significant portion of EFJohnson’s workforce was replaced or otherwise terminated in relation to this move.

On February 28, 2005, we announced our decision to move our Corporate Headquarters to Irving, Texas, co-located with EFJohnson’s operations. We expect to incur an aggregate of $775 in relation to this move. This move is expected to be substantially complete by July 1, 2005.

The timing of the recognition of costs associated with these moves are determined in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and other relevant guidance, which provide that a liability for a cost associated with an exit or disposal activity shall be recognized at its fair value in the period in which the liability is incurred. In particular, employee-related termination costs associated with the relocations are generally recognized ratably over the period that the employees are required to provide services in order to earn the respective termination benefit.

Aggregate Corporate Headquarters and EFJohnson Relocation Costs:

	Total amount expected to be incurred	Amount incurred in the three months ended March 31, 2005	Cumulative amount incurred as of December 31, 2004	Remaining amount to be incurred
Description of Costs
Employee related costs, including severance and relocation	$1,634	$238	$1,016	$375
Furniture and equipment relocation costs	230	187	53	—
Manufacturing outsourcing set-up costs	350	13	337	—
Other	465	32	288	140

Total	$2,679	$470	$1,694	$515

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements relate to, among other things, the results of our product development efforts, future sales and expense levels, our future financial condition, liquidity and business prospects generally, relocation of operating facilities, outsourcing of EFJohnson’s manufacturing, perceived opportunities in the marketplace for our products, and our other business plans for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks detailed in “ITEM 1. BUSINESS — Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price” contained in the our Annual Report on Form 10-K for the year ended December 31, 2004.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to our financial condition and results of operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Overview

We design, develop, market, and support private wireless communications, including wireless radios, wireless communications infrastructure and systems, and encryption technologies for analog wireless radios. Our products and systems are provided to homeland security, defense, public safety and public service and international markets. Customers for our products and systems include federal, state and local governmental entities domestic commercial users, and international entities.

•	Our private wireless communications segment designs, develops, markets and supports secure wireless radios, wireless communications infrastructure and systems. Our wireless radio offerings are primarily digital solutions designed to operate in both conventional analog and newer digital system environments. Our products and systems are based on industry standards designed to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications.

•	Our secured communications segment designs, develops, markets and supports secured communications products such as highly secure encryption technologies for proprietary analog wireless radios in the global market. These products are specifically designed to prevent unauthorized access to sensitive voice communications.

The wireless radio industry provides two-way wireless communications through wireless networks which include infrastructure components such as base stations, transmitters and receivers, network switches and portable and mobile two-way communication radios including portable hand-held radios and vehicular mounted radios which we call wireless radios. Linking the infrastructure components together operationally provides a networked private wireless system to be owned and operated by our customers. Unique customer solutions are developed which leverage the customer’s private wireless system and wireless radios with customer specific or enterprise wide applications.

The majority of our revenue in our private wireless communications segment is derived from the sale of wireless radio products. Our federal, state and local governmental agency customers are increasingly demanding interoperable, secured, private wireless communications products and systems. We believe this demand has created significant opportunities for us as we believe we are well positioned to provide these products and systems. As a result, we expect to continue to allocate an increasing share of our on-going research and development expenditures to infrastructure components and system development efforts. We anticipate that these infrastructure components and digital systems will begin to generate a material part of our private wireless communications segment revenues in 2006 and beyond.

In 2004, we relocated our private wireless communications operations from Waseca, Minnesota to Irving, Texas to benefit from a larger and more experienced engineering and marketing community, and to increase synergistic opportunities with other local technology providers. Concurrent with this move, we began to outsource the manufacturing of our products and systems.

Our secured communications segment focuses on leveraging our leading market position to gain new customers in parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to digital secured communication system is usually prohibitive. Our secured communication products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. We also develop an analog encryption product that uses digital technology in order to obtain higher levels of security and allows for compatibility with our analog encryption product line.

Our private wireless communications products and systems are sold domestically through a direct sales force, dealers and manufacturing representatives. We utilize our dealer network to assist in installing, servicing, selling and distributing our products. Our secured communications sales are primarily achieved through a select group of dealers and distributors.

Much of our business is obtained through submission of formal competitive bids. Our governmental customers generally specify the terms, conditions and form of the contract. Government business is subject to government funding decisions and contract types can vary widely, including fixed-priced, indefinite-delivery/indefinite quantity, or IDIQ, and government-wide acquisition contract with the General Services Administration, or GSA, which requires pre-qualification of vendors and allows government customers to more easily procure our products and systems.

Our product revenue is generated under purchase orders and is generally fulfilled within a 90-day period. Our system revenue is generated under long-term contracts, and is recorded under the percentage-of-completion method.

Factors Affecting Our Business

Fluctuations and Seasonality of Results. Due to the timing of orders, our results are impacted both by seasonality and by fluctuations from quarter to quarter. In our wireless communications segment, we experience seasonality in our results in a large part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. The impact of this is primarily realized in the fourth quarter, consistently our strongest quarter. The reasonably short sales cycle and aftermarket nature of our secured communications business can also cause significant variations from quarter to quarter. Recently, we have experienced greater fluctuations in our first and fourth quarters at the expense of our second and third quarters.

Gross Margins. There are a number of factors that have and will impact our gross margins. These include:

•	Revenue mix. We have historically generated consistently higher gross margins from our secured communications products. The mix of revenues between our private wireless communications and secured communications segments can cause our gross margins to vary from period to period.

•	Facility Move. During April 2004, we began moving EFJohnson’s operations in Waseca, Minnesota to Irving, Texas. This move involved duplicative operations and inefficiencies in the manufacturing of our wireless communications products in the first quarter of 2005. The move was completed as of March 31, 2005. In March 2005, we began moving our Corporate headquarters from Washington, D.C. to Irving, Texas; this move is expected to be substantially complete by July 1, 2005.

•	Outsourcing. During mid-2004, we made the decision to outsource manufacturing of our products and systems. Through the first quarter of 2005, we produced most of our private wireless communications products at our Minnesota facility. As of March 31, 2005, the Minnesota facility was closed, and we finished transitioning this production to our Texas-based outsource vendor. In late 2004 and early 2005, we also began integrating our own RF module instead of purchasing a third party module. We believe both of these activities will begin to have a positive impact on the gross margins in our wireless communications products beginning in the third quarter of 2005.

Research and Development. With the adoption of the Project 25 standard, the need for digital product technology for government customers has increased. As such, we concentrate our research and development efforts on digital technology for our growing private wireless communications segment. We will continue to develop products and systems in 2005, to include feature enhancements and additions, which comply with the Project 25 standard.

Additional Non-cash Compensation in 2005 Due to Stock Option Repricing. In 2000 and 2001, we repriced 1,186,000 of our stock options, as such they are subject to variable accounting treatment. As of March 31, 2005, approximately 198,000 of the 1,186,000 repriced stock options remained outstanding. Our non-cash compensation benefit from these repriced stock options was $0.4 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively.

Description of Operating Accounts

Revenues. Revenues consist of product sales and services net of returns and allowances and system sales revenues recognized under the percentage of completion method.

Cost of Sales. Cost of sales includes costs of components and materials, labor, depreciation and overhead costs associated with the production of our products, as well as shipping, royalty, inventory reserves, warranty product costs and incurred cost under sales contracts.

Gross Profit. Gross profit is net revenues less the cost of sales and is affected by a number of factors, including competitive pricing, product mix, business segment mix and cost of products and services.

Research and Development. Research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. We expense substantially all research and development costs as they are incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, public relations and trade show participation.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses associated with our management, accounting, and finance and administrative functions. This expense also includes the impact of the variable accounting treatment of repriced stock options and costs related to our operating facilities moves.

Net Interest Income or Expense. Net interest income (expense) consists of interest income earned on cash and invested funds, net of interest expense related to amounts payable on its term and installment loans and bank line of credit.

Provision for Income Taxes. Provision (benefit) for income taxes includes the increase or decrease in the valuation reserve that is based upon management’s conclusions regarding, among other considerations, our operating results over a five year period, our current and expected customer base projections, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available. Current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization, which would include our historical accuracy in forecasting future earnings, as well as our history of losses prior to 2001. Should factors underlying management’s estimates change, future adjustments, either positive or negative, to our valuation allowance may be necessary. Our deferred tax asset results principally from net operating loss carryforwards, or NOL’s.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with “generally accepted accounting principles,” or USGAAP, requires management to make judgments, estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. We regularly evaluate the accounting policies and estimates used to prepare our financial statements. Estimates are used for, but not limited to: the accounting for allowance for doubtful accounts and sales returns; application of the percentage of completion accounting for long-term contract revenues; inventory reserves; valuation allowance for deferred income tax asset; and contingencies. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

We consider our critical accounting policies to be those that (i) involve significant judgments and uncertainties, (ii) require estimates that are more difficult for management to determine and (iii) have the potential to result in materially different outcomes under varying assumptions and conditions. The application of USGAAP may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies we believe are critical and require the use of complex judgment in their application.

Revenue

Our revenue recognition policy is in accordance with the criteria set forth in Staff Accounting Bulletins 101 and 104 and Statement of Position 81-1, as applicable, to our sale transactions. Revenues are recognized when the earnings process is complete, less an estimate for an allowance for returns, if applicable, and collection is reasonably assured. The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership, are transferred to the customer at point of shipment or point of delivery. For sales where collection is not reasonably assured, we recognize revenue as cash is received. If collection is contingent on a future event, we recognize revenue when the contingency lapses, generally upon cash collection.

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

Deferred revenue includes unearned services provided under systems maintenance contracts. We recognize the fees based upon a straight-line method over the life of the contract.

We periodically review our revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletins 101 and 104 and Statement of Position 81-1, as applicable.

Inventory

Inventory is recorded at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. We periodically assess our inventory for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventory based on backlog, product pricing, the ability to liquidate or sell older inventory, and the impact of introducing new products. Charges associated with providing for inventory obsolescence, or revisions to related reserves, have historically correlated with selling activity and have had a consistent impact on our gross margins over the last three fiscal years.

Goodwill and Other Intangibles Assets

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142. SFAS No. 142 requires that goodwill and certain other intangible assets no longer be amortized to earnings, but instead be reviewed for impairment, on at least an annual basis, by applying a fair value-based test. We adopted the provisions of SFAS No. 142 effective January 1, 2002. At least annually, we assess goodwill and tradename, using fair value-based tests, consistent with SFAS No. 142. If the respective carrying amount exceeds the fair value, goodwill and/or tradename are considered to be impaired. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and present value implied by estimates of future revenues, costs and expenses, and other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or tradename may not be recoverable.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are provided to the extent that recoverability of tax assets is not considered likely. In determining recoverability of the future tax benefits associated with our deferred tax asset, management takes into account, among other factors, our historical operating results, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings which are based upon a five-year earnings projection, using information currently available, and discounted for risk. If we fail to achieve revenue growth rates or gross margins assumed in the calculation of the deferred tax asset, we may be required to increase our valuation allowance in the future.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable. Such circumstances include, but are not limited to:

•	a significant decrease in the market price of the asset;

•	a significant change in the extent or manner in which the asset is being used;

•	a significant change in the business climate that could affect the value of the asset;

•	a current period loss combined with projection of continuing loss associated with use of the asset; and

•	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset’s carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may incur charges for impairment in the future.

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of sales	36.6	61.5

Gross profit	63.4	38.5

Operating expenses:
Research and development	16.4	11.6
Sales and marketing	12.2	10.1
General and administrative (1) (2)	13.3	3.1

Total operating expenses	41.9	24.8

Income from operations	21.5	13.7
Interest income (expense) – net	0.2	(0.2)
Other expense	—	—

Income before income taxes	21.7	13.5
Income tax provision	—	—

Net income	21.7%	13.5%

(1)	Includes non-cash compensation benefit of 1.6% and 4.9% in the three months ended March 31, 2005 and 2004, respectively.
(2)	Includes facility move costs of 2.1% in the three months ended March 31, 2005.

Comparison of the Quarters Ended March 31, 2005 and 2004

Revenues. Our revenues increased $1.9 million, or 9%, to 24.1 million for the three months ended March 2005 from $22.2 million for the three months ended March 31, 2004. During the first quarter of 2005, the private wireless communications segment revenues comprised $10.2 million, or 42% of total revenues, and the secured communications segment revenues comprised $13.9 million, or 58% of total revenues.

Private wireless communications revenues decreased $9.6 million to $10.2 million in the first three months of 2005 from $19.8 million in the same period in 2004. This 53% decrease was the result of decreased sales to the federal government, $5.7 million in the first quarter of 2005, as compared to $15.1 million in the same period in 2004. These sales in the first quarter of 2004 were exceptionally higher because of unusual timing of orders. As a comparison, private wireless communications revenues were $7.1 million and $8.3 million in the first quarters of 2003 and 2002, respectively.

Secured communications revenues increased $11.5 million to $13.9 million in the first three months of 2005 from $2.4 million in the same period in 2004. This 579% increase was due to $11.7 million of sales to the Middle East. We would not expect similar sales of such magnitudes to recur in the subsequent quarters of 2005.

Gross Profit. Our gross profit increased $6.7 million, or 80%, to $15.3 million in the first three months of 2005 from $8.6 million for the same period in 2004. Gross margins for the private wireless communications segment were 30% in the first quarter of 2005 and 34% in the same period in 2004. Gross margins for the secured communications segment were 88% in the first quarter of 2005 and 75% in same period in 2004. The lower 2005 margin for the private wireless communications segment substantially resulted from duplicative manufacturing costs as finished products were assembled both in Waseca, Minnesota and at the Texas-based outsource vendor during this period, a situation that should not recur as all finished good production was fully transitioned out of Waseca, Minnesota as of March 31, 2005. The higher 2005 margin for the secured communications segment substantially resulted from economies of scale achieved at the materially higher 2005 revenue. The increase in overall gross margins reflects the fact that higher-margin secured communications sales constituted 58% of total sales for the three months ended March 31, 2005.

Research and Development. Research and development expenses increased $1.4 million, or 56%, to $4.0 million for the three months ended March 31, 2005 from $2.6 million for the same period in 2004. As a percentage of sales, research and development expenses were 16% of revenues in 2005 and 12% of revenues in 2004.

In 2005, our increased research and development expenditures were concentrated on:

•	trunked and conventional Project 25 system infrastructure, including repeaters, voters, and base stations;

•	integration of new RF deck into current radios;

•	new digital wireless radios; and

•	our project regarding digital encryption of analog transmissions.

Sales and Marketing. Sales and marketing expenses increased $0.7 million, or 32%, to $2.9 million for the three months ended March 31, 2005 from $2.2 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 12% of revenues in 2005 and 10% of revenues in 2004.

General and Administrative. General and administrative expenses increased $2.5 million, or 367%, to $3.2 million for the first quarter of 2005 from $0.7 million for the same period in 2004. General and administrative expenses include amounts for non-cash compensation benefits relating to repriced options of $0.4 million for 2005 and $1.1 million for 2004. As a percent of revenues, general and administrative expenses were 13% of revenues in 2005 and 3% of revenues in 2004. In the first quarter of 2005, we incurred expenses of approximately $0.2 million in connection with our compliance with Section 404 of the Sarbanes-Oxley Act and $0.5 million in connection with our decision to move our operating facilities; no similar expenses were incurred, as to these two items, in the first quarter of 2004.

Net Interest Expense. Net interest income/(expense) increased $90,000, or 200%, to $45,000 for the three months ended March 31, 2005 from $(45,000) in the same period in 2004.

Other Income/Expense, Net. Net other income/(expense) for the first three months of 2005 and 2004, respectively, was $4,000 and $(19,000).

Provision for Income Taxes. We did not record a tax benefit or provision for either of the three month periods ended March 31, 2005 or 2004. For each of these periods, changes in our deferred tax assets were offset by changes in the valuation allowance. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during 2004 and 2003, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income. Net income was $5.2 million, an increase of $2.2 million, or 75%, for the three months ended March 31, 2005, as compared to $3.0 million for the same period in 2004. Operating results were positively impacted in both periods by non-cash compensation benefit resulting from variable accounting treatment required for certain of our stock options repriced in the fourth quarter of 2000 and the first quarter of 2001. The amount of this benefit was $0.4 million in 2005 and $1.1 million in 2004. Additionally, in the first quarter of 2005, we incurred $0.5 million in costs related to moving our operations.

The table below illustrates the operating results of the three months ended March 31, 2005 and 2004, adjusting for the non-cash items (i.e., tax benefit and stock option repricing effect) and the facility move expense as discussed above. We believe that such presentation offers a more meaningful comparative measure of our operating results. When adjusting for the aforementioned items, the adjusted income is $5.3 million during the first three months of 2005, as compared to $1.9 million during the same period in 2004. This reflects an earnings increase of 179%.

	Three months ended March 31,
	2005	2004
Operating Results (in millions)
Net income – as reported	$5.2	$3.0
Income tax benefit	—	—
Stock repricing compensation benefit	(0.4)	(1.1)
Facility relocation expense	0.5	—

Adjusted income—comparative basis	$5.3	1.9

Adjusted income as a percentage of total revenues	22.0%	8.6%

Liquidity and Capital Resources

Based upon our current level of operations, we expect that our cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

Net cash from operating activities. Our operating activities provided cash of $6.3 million and $15.6 million in the three months ended March 31, 2005 and 2004, respectively. The amount of cash provided from operations before changes in components of working capital was $5.1 million in 2005 and $2.2 million in 2004. Cash provided (used) by changes in components of working capital was $1.2 million and $13.3 million, the material differences between the periods substantially resulted from changes in accounts receivables, inventory and accounts payable. These changes related to the timing of sales orders, causing a corresponding buildup or shipment of inventory.

Net cash from investing activities. During the three months ended March 31, 2005, we used $0.4 million in investing activities; approximately $0.7 million related to the purchase of fixed assets, which was partially offset by $0.1 million of proceeds from the sale of fixed assets and a $0.2 million decrease in other assets, primarily prepaid royalties. During the same period in 2004, we used $0.5 million in investing activities, $0.6 million related to net purchase of fixed assets, offset by $0.1 million decrease in other assets, primarily prepaid royalties.

Net cash from financing activities. During the three months ended March 31, 2005, our financing activities provided $0.1 million, substantially as a result proceeds from the exercise of stock options. During the same period in 2004, we used $7.5 million in financing activities, substantially relating to paying off our $7.5 million outstanding line of credit balance in February 2004.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our only outstanding letter of credit had a total undrawn balance of $250,000 on March 31, 2005. Performance bonds, which expire on various dates, totaled $5.3 million at March 31, 2005. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2005; however, we continue to seek improved bonding alternatives with increased limits as bonding requirements are expected to increase in parallel with our anticipated growth in revenue, in 2006 and beyond.

Secured line of credit. In September 2004, we entered into an amendment of our secured line of credit with Bank of America. The maximum line of credit availability was increased from $10.0 million to $15.0 million, and the line’s interest rate was decreased from a rate of LIBOR plus 200 basis points to a rate of LIBOR plus 150 basis points. The line of credit is collateralized by substantially all of our assets; and borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. This amended revolving line of credit expires in September 2007 and contains certain financial and negative covenants. Financial covenants include requirements to maintain: a tangible net worth of $19,875,000 plus 75% of our previous year’s net income; funded debt to EBITDA ratio of 2.5 to 1; fixed charge coverage ratio of 1.75 to 1; and positive EBITDA over any two quarter period. Negative covenants include restrictions on incurring debt above $3,000,000, encumbrances, acquisitions, transferring assets or making large capital expenditures. We were in compliance with all financial and negative covenants at March 31, 2005. At March 31, 2005, we had no amounts outstanding on the revolving line of credit, and the total available line of credit was $6.1 million.

Dividend policy. Since our initial public offering, we have not declared or paid any dividends on our common stock. We presently intend to retain earnings for use in our operations and to finance our business. Any change in our dividend policy is within the discretion of our board of directors and will depend, among other things, on our earnings, debt service and capital requirements, restrictions in financing agreements, if any, business conditions and other factors that our board of directors deems relevant.

Backlog. The Company’s backlog of unfilled orders at March 31, 2005 was $15.5 million, compared to a backlog of $20.2 million at December 31, 2004 and $10.1 million at March 31, 2004. Due to the unpredictable timing of major domestic governmental orders, the Company does not believe that its backlog figures, and variations from period to period therein, are necessarily indicative of sales of products in future periods.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(revised), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(revised) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The fair-value-based method is substantially similar to the method established in SFAS No. 123 and includes use of the Black-Scholes option-pricing model. That fair value will be recognized over the period during which the employee is required to provide service in exchange for the award, generally the option’s vesting period. SFAS No. 123(revised) is effective for annual reporting periods that begin after June 15, 2005. We will adopt SFAS No. 123(revised) as of January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates APB No. 29’s exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. The statement clarifies the FASB’s position that abnormal amounts of costs, such as idle freight, handling costs, or spoilage, should be recognized as current-period costs and requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. Since, heretofore, we had already been costing our inventory in accordance with the methodology required by SFAS No. 151, this pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although all of our sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for us. While most international sales are supported by letters of credit, the purchase of our products by international customers presents increased risks, which include:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political and economic instability in foreign markets;

•	difficulties in establishing foreign distribution channels;

•	longer payment cycles or uncertainty in the collection of accounts receivable;

•	increased costs associated with maintaining international marketing efforts;

•	cultural differences in the conduct of business;

•	natural disasters or acts of terrorism;

•	difficulties in protecting intellectual property; and

•	susceptibility to orders being cancelled as a result of foreign currency fluctuations since all our quotations and invoices are denominated in U.S. dollars.

Some of our secured communications products are subject to export controls under U.S. law, which in most cases requires the approval of the Department of Commerce in order to ship internationally. We cannot assure that such approvals will be available to us or our products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. Our inability to obtain required export approvals would adversely affect our international sales, which would have a material adverse effect on us. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international secured communications market. We cannot predict the impact of these factors on the international market for our products.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) reviewed and evaluated our disclosure controls and procedures, as defined in Rule 240.13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Internal Controls Over Financial Reporting

During the quarter ended March 31, 2005 our private wireless communications segment experienced changes in its inventory locations and production methods, causing changes in inventory controls associated with costing, purchasing, shipping, and receiving. These changes resulted from the relocation of EFJohnson’s operations from Waseca, Minnesota to Irving, Texas and the outsourcing of all its final assembly production. In light of the control risks promulgated by these changes, we instituted a number of mitigating controls, including a physical inventory and an increased management review. Certain changes in our system of internal controls are still being instituted to enhance the overall effectiveness.

There were no other changes in our internal controls over financial reporting during the quarter ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

See Note 10 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEMS 2 – 5.

N/A.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q For the Quarter Ending March 31, 2005

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q For the Quarter Ending March 31, 2005

32.0	Written certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: May 03, 2005	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)