Form 10-Q
period 2005-06-30
EFJ INC
filed 2005-08-02
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 22, 2005, 18,579,851 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(in thousands, except share data)

	JUNE 30, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,291	$9,484
Accounts receivable, net of allowance for returns and doubtful accounts of $205 and $256, respectively	13,765	18,296
Notes and other receivables	2,306	2,384
Cost in excess of billings on uncompleted contracts	3,401	1,638
Inventories	16,961	13,043
Deferred income taxes	3,000	3,000
Prepaid expenses	895	721

Total current assets	50,619	48,566

Property, plant and equipment, net	4,014	3,494
Deferred income taxes, net of current portion	11,000	11,000
Intangible assets, net of accumulated amortization	6,743	6,746
Other assets	491	513

TOTAL ASSETS	$72,867	$70,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—
Current portion of long-term debt obligations	134	126
Accounts payable	8,207	8,534
Billings in excess of cost on uncompleted contracts	500	1,250
Deferred revenue	748	1,185
Accrued expenses	5,023	6,171

Total current liabilities	14,612	17,266

Long-term debt obligations, net of current portion	—	68

TOTAL LIABILITIES	14,612	17,334

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 18,580,962 and 18,257,877 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	186	183
Additional paid-in capital	103,188	103,459
Accumulated deficit	(45,119)	(50,657)

TOTAL STOCKHOLDERS’ EQUITY	58,255	52,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,867	$70,319

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Revenues	$19,855	$17,571	$44,016	$39,815
Cost of sales	9,847	8,554	18,685	22,240

Gross profit	10,008	9,017	25,331	17,575

Operating expenses:
Research and development	4,424	2,694	8,393	5,270
Sales and marketing	2,332	2,090	5,286	4,336
General and administrative, inclusive of non-cash stock option repricing (benefit) expense adjustment of $(125) and $(520) for the three and six months ended June 30, 2005, respectively, and $3,398 and $2,311 for the three and six months ended June 30, 2004, respectively; and facility relocation expenses of $439 and $909 for the three and six months ending June 30, 2005, respectively, and $401 for each of the three and six months ended June 30, 2004	3,010	5,672	6,216	6,359

Total operating expenses	9,766	10,456	19,895	15,965

Income (loss) from operations	242	(1,439)	5,436	1,610

Other income (expense)	(1)	4	3	(5)
Interest income	75	9	137	20
Interest expense	(21)	(35)	(38)	(91)

Income (loss) before income taxes	295	(1,461)	5,538	1,534

Income tax provision	—	—		—

Net income (loss)	$295	$(1,461)	$5,538	$1,534

Net income (loss) per share – Basic	$0.02	$(0.08)	$0.30	$0.09

Net income (loss) per share – Diluted	$0.02	$(0.08)	$0.29	$0.08

Weighted average common shares – Basic	18,518,964	17,716,875	18,416,004	17,650,585

Weighted average common shares – Diluted	18,848,032	17,716,875	18,809,639	18,840,271

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2005 and 2004

(Unaudited and in thousands, except share data)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,538	$1,534

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	662	695
Non-cash compensation expense – intrinsic value of repriced options	(520)	2,311
Gain on sale of fixed assets	(45)	(1)
Changes in assets and liabilities:
Accounts receivable	4,609	6,621
Cost in excess of billings on uncompleted contracts	(1,763)	(137)
Inventories	(3,918)	5,215
Prepaid expenses	(174)	(130)
Accounts payable	(327)	(3,432)
Billings in excess of cost on uncompleted contracts	(750)	(30)
Deferred revenues	(437)	52
Accrued and other liabilities	(1,148)	(97)

Total adjustments	(3,811)	11,067

Net cash provided by operating activities	1,727	12,601

Cash flows from investing activities:
Proceeds from sale of fixed assets	128	1
Purchase of property, plant and equipment	(1,262)	(1,023)
Other assets	22	96

Net cash used in investing activities	(1,112)	(926)

Cash flows from financing activities:
Payments on revolving line of credit, net	—	(7,500)
Principal payments on long-term debt	(60)	(67)
Proceeds from exercise of stock options	212
Other	40	97

Net cash provided by (used in) financing activities	192	(7,470)

Net increase in cash and cash equivalents	807	4,205

Cash and cash equivalents, beginning of period	9,484	4,644

Cash and cash equivalents, end of period	$10,291	$8,849

Summary of non-cash transactions: None

Supplemental disclosures of cash flow information:

The company paid interest of $34 and $33 during the six months ended June 30, 2005 and the same period in 2004, respectively. The company paid income taxes of $70 during the six months ended June 30, 2005; no payments were made in the same period in 2004.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. at December 31, 2004, presented within this Report on Form 10-Q filing, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2005. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period’s presentation to conform to the current presentation.

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

2. ORGANIZATION AND CONSOLIDATION

We are a provider of land mobile radio (“LMR”) wireless communications products and systems, which are sold to: (1) domestic public safety / public service and other governmental users; (2) domestic enterprise users; and (3) international customers. Through EFJohnson and Transcrypt we design, develop, market, and support:

•	mobile and portable wireless radios;

•	stationary transmitters / receivers (base stations or repeaters);

•	infrastructure equipment and systems; and

•	highly secure encryption technologies for analog wireless radios.

The condensed consolidated financial statements include the accounts of EFJ, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

3. NET INCOME PER SHARE

Basic income per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three months ended June 30, 2005 and the six months ended June 30, 2005 and 2004, a substantial portion of all outstanding stock options granted as of such dates had exercise prices lower than the average market price of the common stock for the respective periods and are, thereby, considered common stock equivalents in the calculation of the diluted weighted average common shares. We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

For the three months ended June 30, 2004, the impact of outstanding stock options on diluted EPS was anti-dilutive as we incurred net losses during this period. Accordingly, basic EPS is used for both basic and diluted EPS for the period; if not for the net loss, the diluted weighted average common shares would have been 18,618,425 for the three months ended June 30, 2004.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2005 and 2004

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

If compensation cost for our stock option plans had been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2005 and 2004, our pro forma net income and pro forma net income per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) — as reported	$295	$(1,461)	$5,538	$1,534
General and administrative expenses for management stock option compensation	310	1,009	571	1,810

Pro forma net income (loss)	$(15)	$(2,470)	$4,967	$(276)

Net income (loss) per share, basic — as reported	$0.02	$(0.08)	$0.30	$0.09
Net income (loss) per share, diluted — as reported	0.02	(0.08)	0.29	0.08
Pro forma net income (loss) per share, basic	(0.00)	(0.14)	0.27	(0.02)
Pro forma net income (loss) per share, diluted	(0.00)	(0.14)	0.26	(0.02)

The weighted average fair value per option at date of grant for options outstanding at June 30, 2005 and 2004, respectively, was $4.06 and $5.48, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Six months ended June 30,
	2005	2004
Expected option life	10 years	10 years
Expected annual volatility	56%	75%
Risk-free interest rate	4.40%	4.40%
Dividend yield	0%	0%

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

5. INVENTORIES

The following is a summary of inventories:

	June 30, 2005	December 31, 2004
Raw materials and supplies	$8,176	$7,905
Work in progress	3,190	568
Finished goods	5,958	6,520

	17,324	14,993
Reserve for obsolescence	363	1,950

Total inventories	$16,961	$13,043

During the three months ended March 31, 2005, we transferred all inventory located at EFJohnson’s Waseca, Minnesota plant (which was closed as of March 31, 2005) to our Texas facility. In the course of this transfer, we sold approximately $1,670 of raw materials to the vendor with whom EFJohnson has outsourced its wireless communication manufacturing. This sale was in addition to the $2,384 sale of raw material inventory to such vendor in the fourth quarter of 2004. These inventory sales were in exchange for non-interest-bearing notes calling for monthly payments to be not less than actual inventory consumed by vendor in the course of manufacturing EFJohnson’s products. Notes and other receivables at June 30, 2005 and December 31, 2004 are substantially made up by amounts owed pursuant to these note agreements. We have a security interest in the inventory, and the transactions were recorded as inventory transfers and not as revenue. In addition, we recognized no gain or loss on the exchange.

The decrease in the reserve for obsolescence, from December 31, 2004 to June 30, 2005, relates substantially to the aforementioned transfer of inventory from Waseca, Minnesota. All inventory items were specifically analyzed during this transfer process, and inventory deemed to have no future benefit was written off and disposed of against the reserve balance previously reserved; hence, no significant gain or loss resulted from this disposal.

6. INTANGIBLE ASSETS

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we do not amortize our goodwill and tradename, both of which relate solely to EFJohnson, but instead review such assets for impairment, at least annually. We performed fair value-based impairment tests, in accordance with SFAS No. 142, at December 31, 2004 and 2003 concluding that no impairment of goodwill or tradename had occurred as of such dates. No events occurred during the six months ended June 30, 2005 and 2004, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Amortization expense, related to intangible assets which are subject to amortization, was $3 for the six months ended June 30, 2005 and 2004. Amortization expense of intangible assets subject to amortization is anticipated to be $7 for 2005 and annually thereafter through 2012. Intangible assets consist of the following as of the dates indicated:

	June 30, 2005		December 31, 2004
Intangible assets not subject to amortization:
Goodwill		$5,126		$5,126
Tradename		1,564		1,564

Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—

Patents	113		113
Less: accumulated amortization	60	53	57	56

Total		$6,743		$6,746

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

7. REVOLVING LINE OF CREDIT

We renewed our line of credit agreement with Bank of America in September 2004. The secured $15,000 line of credit bears interest at a rate of LIBOR plus 150 basis points. The effective rate at June 30, 2005 was 4.84%. The line of credit is collateralized by substantially all of our assets, and borrowings available under the line of credit are calculated as a percentage of eligible inventory and accounts receivable. The agreement, which expires September 30, 2007, includes certain covenants, including financial covenants, with which we were in compliance as of June 30, 2005 and December 31, 2004. At June 30, 2005 and December 31, 2004, we had no amounts outstanding on our line of credit. The total available credit under the line of credit was $12.0 million as of June 30, 2005.

8. WARRANTY COSTS

We provide a one-to-two year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are both extraordinary and determinable. A reconciliation of changes in our accrued warranty as of June 30, 2005 is as follows:

	Balance at December 31, 2004	Charged to Expense	Deduction / Expenditures	Balance at June 30, 2005
Allowance for Warranty Reserve	$2,184	1,304	1,177	$2,311

9. REPRICED STOCK OPTIONS

In 2000 and 2001, we effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of our common stock (the “repricing”). The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. We had previously accounted for these option grants as fixed plan awards. The market value of our common stock was $6.75 and $8.84 per share at June 30, 2005 and 2004, respectively; this compared to market values of $9.75 and $5.90 per share at December 31, 2004 and 2003, respectively. Aggregate non-cash compensation charges, therefore, result to the extent that the market value at the respective period ending date exceeds the repriced exercise price of $0.656 per share. In the three and six months ended June 30, 2005, the amounts of compensation benefit relating to these repriced options were ($125) and ($520), respectively. In the three and six months ended June 30, 2004, the amounts of compensation expense relating to these repriced options were $3,398 and $2,311 respectively. These amounts are included in general and administrative expenses.

As of June 30, 2005, approximately 58,000 outstanding options related to options repriced in June 2000 and 2001. The remaining repriced options are held by various employees and directors. Any non-cash compensation related to these options are fixed at the time the options are exercised; prior to exercise, the options continued to be subject to variable accounting treatment. In the first quarter of 2004, the CEO and former CFO adopted pre-arranged stock selling plans, pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, in regards to the repriced option shares held by them. Under the pre-arranged stock selling plans, stock options were exercised contemporaneously with the sales of the resulting shares. The respective selling of the stock commenced in the second quarter of 2004 and was completed in the second quarter of 2005. The CEO and former CFO, in aggregate, exercised approximately 308,000 and 123,000 options during the six months ended June 30, 2005 and 2004, respectively.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2005 and 2004

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

In June 2004, Mace Incorporated (“Mace”) filed a complaint in the United States District Court for the Eastern District of Virginia (“Complaint”) against EFJohnson seeking damages against EFJohnson for claims of commissions allegedly due in conjunction with certain product sales to the federal government. Mace has alleged projected damages of $400 and an unspecified percentage of past and future federal government sales. In January 2005, Mace and EFJohnson agreed in principle to resolve the matter by arbitration. As a result, the Complaint was jointly dismissed without prejudice. The parties’ negotiation failed to resolve the matter, and in July 2005, Mace re-filed the original complaint in the United States District Court for the Eastern District of Virginia. We believe EFJohnson has meritorious contractual defenses against Mace’s demands, and we intend to vigorously contest Mace’s allegations. At June 30, 2005 and December 31, 2004, we had recorded a liability which amount reflects our evaluation of the eventual conclusion of this matter.

We are presently disputing a certain state tax liability totaling approximately $240. We believe the basis for the state’s assessments of the amount owed is incorrect, and we intend to vigorously contest such assessment. At June 30, 2005 and December 31, 2004, we had recorded a liability related to this assessment, which amount reflects our evaluation of the eventual conclusion of these matters.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations, or cash flows.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. The open letters of credit as of June 30, 2005 have a total undrawn balance of $800. Bonds, which expire on various dates, totaled $5,405 on June 30, 2005. As of June 30, 2005, no bonds had been drawn upon.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

11. SEGMENT AND RELATED INFORMATION

We operate in two reporting segments, both of which operate in the LMR industry. These segments are our two operating subsidiaries: EFJohnson and Transcrypt. Although both segments have product offerings which have some market similarity, EFJohnson’s operations primarily include the design, development, marketing, and support of wireless infrastructure, mobile and portable wireless radios, and wireless communication systems, while Transcrypt’s operations primarily include the design, development, marketing, and support of devices that prevent the unauthorized interception of sensitive voice communication. We evaluate segment results based on gross margin and income from operations. Corporate general and administrative expenses, exclusive of charges or benefits associated with variable accounting for repriced stock options, are allocated to the operating segments based upon estimated usage of corporate resources. The following table is a summary of the unaudited operating results for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Revenues:
Private Wireless Communications	$15,107	$13,264	$25,320	$33,118
Secured Communications	4,748	4,307	18,696	6,697

	$19,855	$17,571	$44,016	$39,815

Gross Profit:
Private Wireless Communications	$5,911	$5,434	$8,965	$12,211
Secured Communications	4,097	3,583	16,366	5,364

	$10,008	$9,017	$25,331	$17,575

Operating Profit:
Private Wireless Communications	$(2,229)	$(509)	$(7,551)	$516
Secured Communications	2,346	2,468	12,467	3,405

Income from Operations	117	1,959	4,916	3,921

Stock Option Repricing Adjustment, net	125	(3,398)	520	(2,311)
Other Income (Expense), net	53	(22)	102	(76)

Income (Loss) before Income Taxes	$295	$(1,461)	$5,538	$1,534

Depreciation & Amortization:
Private Wireless Communications	$304	$328	$567	$628
Secured Communications	47	32	95	67

	$351	$360	$662	$695

Assets:
Private Wireless Communications	$43,782
Secured Communications	14,229
Corporate	14,856

	$72,867

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

12. PLANNED MOVES OF THE COMPANY’S FACILITIES

During the second quarter of 2004, Transcrypt’s operations moved from its previous facility in Lincoln, Nebraska to a similar 18,000 square-foot facility located a short distance from its previous operations. We incurred approximately $139 in relation to this move in 2004. The move was precipitated by the May 31, 2004 termination of the lease agreement on the segment’s previous facility and was completed by September 30, 2004.

On April 14, 2004, we announced our decision to move EFJohnson’s operations, including outsourcing of its manufacturing, from its current facility in Waseca, Minnesota to Irving, Texas. This move was completed as of March 31, 2005 at a total cost of $1,904. A significant portion of EFJohnson’s workforce was replaced or otherwise terminated in relation to this move.

On February 28, 2005, we announced our decision to move our Corporate Headquarters to Irving, Texas, co-located with EFJohnson’s operations. We incurred an aggregate of $699 through the end of the second quarter of 2005 relation to this move. We expect to complete this move September 30, 2005.

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

In relation to these moves we incurred a total of $439 and $909, respectively, in the three and six months ended June 30, 2005, and we incurred a total of $401 in the three and six months ended June 30 2004.

Aggregate Relocation Costs for Corporate

    Headquarters, EFJohnson, and Transcrypt

	Total amount expected to be incurred	Cumulative amount incurred as of December 31, 2004	Amount incurred in the six months ended June 30, 2005	Remaining amount to be incurred
Description of Costs
Employee related costs, including severance and relocation	$1,675	$1,016	$623	$36
Furniture and equipment relocation costs	339	142	197	—
Manufacturing outsourcing set-up costs	350	337	13	—
Other	454	338	76	40

Total	$2,818	$1,833	$909	$76

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements relate to, among other things, the results of our product development efforts, future sales and expense levels, our future financial condition, liquidity and business prospects generally, the impact of our relocation of operating facilities and outsourcing of EFJohnson’s manufacturing on our operating results, perceived opportunities in the marketplace for our products, and our other business plans for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks detailed in “ITEM 1. BUSINESS — Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price” contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to our financial condition and results of operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Overview

We design, develop, market, and support private wireless communications, including wireless radios, wireless communications infrastructure and systems for digital and analog platforms. In addition, we offer encryption for analog wireless radios. Our products and systems are provided to homeland security, defense, public safety and public service and international markets. Customers for our products and systems include federal, state and local governmental entities, domestic enterprise users, and international entities.

•	Our private wireless communications segment designs, develops, markets and supports secure wireless radios, wireless communications infrastructure and systems. Our wireless radio offerings are primarily digital solutions designed to operate in both conventional analog and newer digital system environments. Our products and systems are based on industry standards designed to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications.

•	Our secured communications segment designs, develops, markets and supports secured communications products such as highly secure encryption technologies for analog wireless radios. These products are specifically designed to prevent unauthorized access to sensitive voice communications.

The private wireless communications industry provides two-way wireless communications through wireless networks, which include infrastructure components such as base stations, transmitters and receivers, network switches and portable and mobile two-way communication radios. Individual users operate portable hand-held radios and vehicular mounted radios in the private wireless communications system. Utilizing free licensed RF spectrum, the customer owns and operates the private wireless communications system, which is networked by linking the infrastructure components together. We develop customer solutions which leverage the customer’s private wireless system and wireless radios with customer specific or enterprise wide applications.

The majority of our revenue in our private wireless communications segment is derived from the sale of wireless radio products. Our federal, state and local governmental agency customers are increasingly demanding interoperable, secured, private wireless communications products and systems. We believe this demand has created significant opportunities for us as we believe we are well positioned to provide these products and systems. As a result, we expect to continue to allocate an increasing share of our on-going research and development expenditures to infrastructure components and system development efforts. We anticipate that these infrastructure components and digital systems will begin to generate a material part of our private wireless communications segment revenues in 2006.

In 2004 and through the first quarter of 2005, we relocated our private wireless communications operations from Waseca, Minnesota to Irving, Texas to benefit from a larger and more experienced engineering and marketing community, and to increase synergistic opportunities with other local technology providers. Concurrent with this move, we began to outsource the manufacturing of our products and systems.

Our secured communications segment focuses on leveraging our leading market position to gain new customers in parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to digital secured communication system is usually prohibitive. Our secured communication products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. We have also developed an analog encryption product that uses digital technology in order to obtain higher levels of security and allows for compatibility with our analog encryption product line.

Our private wireless communications products and systems are sold domestically through a direct sales force, dealers and manufacturing representatives. We utilize our dealer network to assist in installing, servicing, selling and distributing our products. Our secured communications sales are primarily achieved through a select group of dealers and distributors worldwide.

Much of our private wireless communications business is obtained through submission of formal competitive bids. Our governmental customers generally specify the terms, conditions and form of the contract. Government business is subject to government funding decisions and contract types can vary widely, including fixed-priced, indefinite-delivery/indefinite quantity, or IDIQ, and government-wide acquisition contract with the General Services Administration, or GSA, which requires pre-qualification of vendors and allows government customers to more easily procure our products and systems.

Our product revenue is generated under purchase orders which are made and generally fulfilled within a 90-day period. Our system revenue is generated under long-term contracts, and is recorded under the percentage-of-completion method.

Factors Affecting Our Business

Fluctuations and Seasonality of Results. Due to the timing of orders, our results are impacted both by seasonality and by fluctuations from quarter to quarter. In our wireless communications segment, we experience seasonality in our results in a large part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. The impact of this is primarily realized in the fourth quarter, consistently our strongest quarter. The unpredictable sales cycle and aftermarket nature of our secured communications business can also cause significant variations from quarter to quarter. Recently, we have experienced greater revenues in our first and fourth quarters.

Gross Margins. There are a number of factors that have impacted and will impact our gross margins. These include:

•	Revenue mix. We have historically generated consistently higher gross margins from our secured communications products. The mix of revenues between our private wireless communications and secured communications segments can cause our gross margins to vary from period to period.

•	Facility Move. During 2004, we began moving EFJohnson’s operations in Waseca, Minnesota to Irving, Texas. We completed the move during the first quarter of 2005. This move involved periods of planned duplicative operations and inefficiencies in the manufacturing of our wireless communications products. During April 2004, we began moving Transcrypt’s operations from its previous facility in Lincoln, Nebraska to a similar facility located a short distance from its previous operations. The move was completed as of September 30, 2004. In March 2005, we began moving our Corporate headquarters from Washington, D.C. to Irving, Texas. We expect to complete this move by September 30, 2005.

•	Outsourcing. During 2004, we made the decision to design our own RF module and outsource manufacturing of our products and systems. Through the first quarter of 2005, we produced most of our private wireless communications products at our Minnesota facility. As of March 31, 2005, the Minnesota facility was closed, and we transitioned this production to our Texas-based outsource vendor. In late 2004 and early 2005, we also began integrating our own RF module instead of purchasing a third party module. These activities negatively impacted our gross margins for the first half of 2005; however we believe that they will begin to have a positive impact beginning in the second half of 2005.

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

In 2005, our increased research and development expenditures were concentrated on:

•	trunked and conventional Project 25 system infrastructure, including repeaters, voters, and base stations;

•	applying standard internet protocol switching techniques for connecting wireless sites utilizing VOIP technology

•	integration of new RF modules into current radios; and

•	our project regarding digital encryption of analog transmissions.

Additional Non-cash Compensation in 2005 Due to Stock Option Repricing. In 2000 and 2001, we repriced 1,186,000 of our stock options; as such, they are subject to variable accounting treatment. Our non-cash compensation (benefit) expense from these repriced stock options was $(0.5) million and $2.3 million for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, only 57,506 of the 1,186,000 repriced stock options remained outstanding.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with “generally accepted accounting principles,” or GAAP, requires management to make judgments, estimates, and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. We regularly evaluate the accounting policies and estimates used to prepare our financial statements. Estimates are used for, but not limited to: the accounting for allowance for doubtful accounts and sales returns; application of the percentage of completion accounting for long-term contract revenues; inventory reserves; warranty accruals; valuation allowance for deferred income tax asset; and contingencies. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

We consider our critical accounting policies to be those that involve significant judgments and uncertainties, require estimates that are more difficult for management to determine, and have the potential to result in materially different outcomes under varying assumptions and conditions. The application of GAAP may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies we believe are critical and require the use of complex judgment in their application.

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

Inventory

Inventory is recorded at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. We periodically assess our inventory for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventory based on backlog, product pricing, the ability to liquidate or sell older inventory, and the impact of introducing new products. Charges associated with providing for inventory obsolescence, or revisions to related reserves, have historically correlated with selling activity and have had a consistent negative impact on our gross margins over the last three fiscal years.

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.6	48.7	42.4	55.9

Gross profit	50.4	51.3	57.6	44.1

Operating expenses:
Research and development	22.3	15.3	19.1	13.2
Sales and marketing	11.7	11.9	12.0	10.8
General and administrative (1) (2)	15.2	32.3	14.1	16.0

Total operating expenses	49.2	59.5	45.2	40.0

Income (loss) from operations	1.2	(8.2)	12.4	4.1
Interest income (expense) – net	0.3	(0.1)	0.2	(0.2)
Other income (expense)	—	—	—	—

Income (loss) before income taxes	1.5	(8.3)	12.6	3.9
Income tax provision	—	—	—	—

Net income (loss)	1.5%	(8.3)%	12.6%	3.9%

(1)	Includes non-cash compensation (benefit) expense of (0.6)% and (1.2)% in the three and six months ended June 30, 2005, respectively, and 19.3% and 5.8% in the three and six months ended June 30, 2004, respectively.
(2)	Includes facility move costs of 2.2% and 2.1% in the three and six months ended June 30, 2005, respectively, and 2.3% and 1.0% in the three and six months ended June 30, 2004, respectively.

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

Revenues. Our revenues increased $2.3 million, or 13%, to $19.9 million for the three months ended June 30, 2005 from $17.6 million for the same period in 2004. In the second quarter of 2005, the private wireless communications segment revenues comprised $15.1 million, or 76% of total revenues, and the secured communications segment revenues comprised $4.7 million, or 24% of total revenues. For the second quarter of 2004, the private wireless communications segment revenues comprised $13.3 million, or 75% of total revenues, and the secured communications segment revenues comprised $4.3 million, or 25% of total revenues.

Our revenues increased $4.2 million, or 11%, to $44.0 million for the six months ended June 30, 2005 from $39.8 million for the same period in 2004. In the first six months of 2005, the private wireless communications segment revenues comprised $25.3 million, or 58% of total revenues, and the secured communications segment revenues comprised $18.7 million, or 42% of total revenues.

Private wireless communications revenues decreased $7.8 million to $25.3 million in the first six months of 2005 from $33.1 million in the same period in 2004. This 24% decrease was principally the result of a significant order delivered in the three months ended March 31, 2004 which was not replicated in the first quarter of 2005, a delay in finalizing the development of the replacement RF modules and completing the transition of EFJohnson’s production to an outside vendor.

Secured communications revenues increased $12.0 million to $18.7 million in the first six months of 2005 from $6.7 million in the same period in 2004. This 179% increase was substantially due to $11.7 million of sales to the Middle East in the first quarter of 2005.

Gross Profit. Our gross profit increased $1.0 million, or 11%, to $10.0 million in the three months ended June 30, 2005 from $9.0 million for the same period in 2004. Gross profit, as a percentage of revenue, or gross margin, was 50% for the three months ended June 30, 2005, as compared to 51% for the same period in 2004. In the second quarter of 2005, gross margin for the private wireless communications segment was 39% compared to 41% in the second quarter of 2004, and gross margin for the secured communications segment was 86%, compared to 83% in the second quarter of 2004.

Our gross profit increased $7.7 million, or 44%, to $25.3 million in the six months ended June 30, 2005 from $17.6 million for the same period in 2004. Gross margin was 58% for the six months ended June 30, 2005, as compared to 44% for the same period in 2004. The increase in overall gross margins reflects the fact that higher-margin secured communications sales constituted 42% of total revenue for the six months ended June 30, 2005, and compared to 17% for the six months ended June 30, 2004.

In the first six months of 2005, gross margin for the private wireless communications segment was 35%, compared to 37% in the first six months of 2004. The private wireless communications gross margin in the first half of 2005 was negatively impacted by duplicative manufacturing costs and other transitional costs incurred with the outsourcing of EFJohnson’s production and with the development of its replacement RF module. This transition and development is substantially complete, and similar costs are not expected during the second half of 2005.

During the first six months of 2005, gross margin for the secured communications segment increased to 88% from 80% in the same period in 2004. The higher 2005 margin for the secured communications segment substantially resulted from economies of scale achieved at the materially higher 2005 revenue.

Research and Development. Research and development expenses increased $1.7 million, or 64%, to $4.4 million for the three months ended June 30, 2005 from $2.7 million for the same period in 2004. As a percentage of revenue, research and development expenses were 22% of revenues in the second quarter of 2005, as compared to 15% during the same period in 2004.

Research and development expenses increased $3.1 million, or 59%, to $8.4 million for the six months ended June 30, 2005 from $5.3 million for the same period in 2004. As a percentage of revenue, research and development expenses were 19% of revenues for the six months ended June 30, 2005, as compared to 13% during the same period in 2004.

The increased research and development expenses in 2005 related primarily to the development of our wireless communications replacement RF module, the integration of the module into our radios, and the resources required to finalize releases of our conventional and trunking infrastructure products. These developments were significantly completed in June 2005, and, accordingly, we expect research and development expenses, as a percentage of revenue, to decrease in the later half of the year.

Sales and Marketing. Sales and marketing expenses increased $0.2 million, or 12%, to $2.3 million for the three months ended June 30, 2005 from $2.1 million for the same period in 2004. As a percentage of revenue, sales and marketing expenses were 12% of revenues in the second quarters of both 2005 and 2004.

Sales and marketing expenses increased $0.9 million, or 22%, to $5.3 million for the six months ended June 30, 2005 from $4.3 million for the same period in 2004. As a percentage of revenue, sales and marketing expenses were 12% of revenues for the six months ended June 30, 2005, as compared to 11% during the same period in 2004. Sales and marketing expenses include incremental employees to drive new business growth.

General and Administrative. General and administrative expenses decreased $2.7 million, or 47%, to $3.0 million for the three months ended June 30, 2005 from $5.7 million for the same period in 2004. As a percentage of revenue, general and administrative expenses were 15% of revenues in the second quarter of 2005, as compared to 32% during the same period in 2004.

General and administrative expenses decreased $0.1 million, or 2%, to $6.2 million for the six months ended June 30, 2005 from $6.4 million for the same period in 2004. As a percentage of revenue, general and administrative expenses were 14% of revenues for the six months ended June 30, 2005, as compared to 16% during the same period in 2004.

General and administrative expenses include amounts for stock option repricing non-cash compensation, compliance with Section 404 of the Sarbanes-Oxley Act, and facility relocation. The company expects that costs associated with Section 404 of the Sarbanes-Oxley Act will continue on an ongoing basis. These amounts for the six months ended June 30, 2005 are shown below as compared to the amounts incurred during the same period in 2004:

	Six Months Ended June 30
In thousands	2005	2004
Stock repricing adjustment – (benefit)/expense	$(520)	$2,311
Compliance with §404 of SOX	332	—
Facility relocation expense	909	401

Net Interest Expense. Net interest income/(expense) increased $0.08 million to $0.05 million for the three months ended June 30, 2005 from $(0.03 million ) for the same period in 2004. Net interest income/(expense) increased $0.17 million to $0.01 million for the six months ended June 30, 2005 from $(0.07 million) for the same period in 2004.

Other Income/Expense, Net. Net other income/(expense) was $(0.001) million for the three months ended June 30, 2005, as compared to $0.004 million for the same period in 2004. Net other income/(expense) was $0.003 million for the six months ended June 30, 2005, as compared to $(0.005) million for the same period in 2004.

Provision for Income Taxes. We did not record a tax benefit or provision for either of the three or six month periods ended June 31, 2005 or 2004. For each of these periods, changes in our deferred tax assets were offset by changes in the valuation allowance. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during 2004 and 2003, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income. Net income was $0.3 million for the three months ended June 30, 2005, an increase of $1.8 million, as compared to net loss of $1.5 million for the same period in 2004. Net income was $5.5 million, an increase of $4.0 million, or 261%, for the six months ended June 30, 2005, as compared to net income of $1.5 million for the same period in 2004.

Operating results were impacted in both 2005 and 2004 by facility relocation costs and by non-cash compensation adjustments resulting from variable accounting treatment required for certain of our stock options repriced in the fourth quarter of 2000 and the first quarter of 2001. The table below illustrates the operating results of the three and six months ended June 30, 2005 and 2004, adjusting for the non-cash items (i.e., tax benefit and stock option repricing effect) and the facility move expense as discussed above. We believe that such presentation offers a more meaningful comparative measure of our operating results. When adjusting for the aforementioned items, the adjusted income is $0.6 million and $5.9 million, respectively, for the three and six months ended June 30, 2005, as compared to $2.3 million and $4.2 million for the three and six months ended June 30, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Results (in thousands)	2005	2004	2005	2004
Net income (loss) – as reported	$295	$(1,461)	$5,538	$1,534
Facility relocation expense	439	401	909	401
Stock option repricing non-cash compensation expense (benefit)	(125)	3,398	(520)	2,311

Adjusted income – comparative basis	$609	$2,338	$5,927	$4,246

Adjusted income as a percentage of total revenues	3.1%	13.3%	13.5%	10.7%

Liquidity and Capital Resources

Based upon our current level of operations, we expect that our cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months. On May 26, 2005, we filed a registration statement with the Securities and Exchange Commission for a public offering of 6,000,000 shares of our common stock to be sold by us. In addition, we intend to grant the underwriters an option to purchase up to an additional 900,000 shares of our common stock to cover over-allotments. The registration statement has not yet been deemed effective by the Securities and Exchange Commission. No sale shall be made of the securities in any jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

Approximately $0.3 million of costs associated with the registration were in incurred in the six months ended June 30, 2005. These amounts have been reflected in Other Assets pending the completion of the offering at which time they will be charged to Paid in Capital offsetting the proceeds. In the event that the offering is not completed and abandoned, these costs will be charged to expense at that time.

Net cash from operating activities. Our operating activities provided cash of $1.7 million and $12.6 million in the six months ended June 30, 2005 and 2004, respectively. The amount of cash provided from operations before changes in components of working capital was $5.6 million in 2005 and $4.5 million in 2004. Cash provided (used) by changes in components of working capital was $(3.9) million and $8.1 million, the material differences between the periods substantially resulting from changes in accounts receivables, inventory and accounts payable. These changes related to the timing of sales orders, causing a corresponding buildup or shipment of inventory.

Net cash from investing activities. During the six months ended June 30, 2005, we used $1.1 million in investing activities; approximately $1.3 million related to the purchase of fixed assets, which was partially offset by $0.1 million of proceeds from the sale of fixed assets and a $0.1 million decrease in other assets, primarily prepaid royalties. During the same period in 2004, we used $0.9 million in investing activities, $1.0 million related to net purchase of fixed assets, offset by $0.1 million decrease in other assets, primarily prepaid royalties.

Net cash from financing activities. During the six months ended June 30, 2005, our financing activities provided $0.2 million, substantially as a result of proceeds from the exercise of stock options. During the same period in 2004, we used $7.5 million in financing activities, substantially related to paying off our $7.5 million outstanding line of credit balance in February 2004.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total undrawn balance of $0.8 million on June 30, 2005. Performance bonds, which expire on various dates, totaled $5.4 million at June 30, 2005. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2005; however, we continue to seek improved bonding alternatives with increased limits as bonding requirements are expected to increase in parallel with our anticipated growth in revenue, in 2006 and beyond.

Secured line of credit. We have a secured $15.0 million line of credit with Bank of America that bears interest rate of LIBOR plus 150 basis points. The line of credit is collateralized by substantially all of our assets; and borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. This amended revolving line of credit expires in September 2007 and contains certain financial and negative covenants. Financial covenants include requirements to maintain: a tangible net worth of $19.9 million plus 75% of preceding fiscal year’s net income; funded debt to EBITDA ratio of 2.5 to 1; fixed charge coverage ratio of 1.75 to 1; and positive EBITDA over any two quarter period. Negative covenants include restrictions on incurring debt above $3.0 million, encumbrances, acquisitions, transferring assets, or making large capital expenditures. We were in compliance with all financial and negative covenants at June 30, 2005. At June 30, 2005, we had no amounts outstanding on the revolving line of credit, and the total available line of credit was $12.0 million.

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

Backlog. The Company’s backlog of unfilled orders at June 30, 2005 was $18.9 million, compared to a backlog of $20.2 million at December 31, 2004 and $11.4 million at June 30, 2004. Due to the unpredictable timing of major domestic governmental orders, the Company does not believe that its backlog figures and variations from period to period therein, are necessarily indicative of sales of products in future periods.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are not involved in any SPE transactions.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. This pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(revised), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(revised) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The fair-value-based method is substantially similar to the method established in SFAS No. 123 and includes use of the Black-Scholes option-pricing model. That fair value will be recognized over the period during which the employee is required to provide service in exchange for the award, generally the option’s vesting period. SFAS No. 123(revised) is effective for annual reporting periods that begin after June 15, 2005. We will adopt SFAS No. 123(revised) as of January 1, 2006, and shall recognize as an expense the fair value of all stock-based compensation. At this time, the Company has not estimated the future fair value expense associated with its stock-based compensation programs.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) reviewed and evaluated our disclosure controls and procedures, as defined in Rule 240.13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Internal Controls Over Financial Reporting

During the first quarter ended March 30, 2005 through the second quarter ended June 30, 2005, our private wireless communications segment completed the transfer of all of its final assembly production. During this period, we designed, developed, and implemented new / modified control procedures associated with inventory costing, purchasing, shipping, and receiving with our outsource manufacturing provider.

In response to the increased risk imposed by these changes, management increased the nature and extent of analytical review and analysis of the accounts impacted by the changes described and conducted a physical inventory. Management also initiated timely control procedures to evaluate and control new processes for related inventory transactions as deemed necessary. We anticipate that there could be additional changes in our internal controls process during the third quarter ending September 30, 2005, as we continue to enhance our internal controls effectiveness in conjunction with the outsourcing of our manufacturing and final assembly.

There were no other changes in our internal controls over financial reporting during the quarter ending June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

See Note 10 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEMS 2 - 3

N/A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 10, 2005.

The director elected at the meeting was Michael E. Jalbert. Mr. Jalbert received 16,506,037 votes for and 499,306 votes withheld. The other directors, whose terms of office continued after the meeting, were Edward H. Bersoff, Winston J. Wade, Veronica A. Haggart and Tom R. Thomsen.

The proposal to approve and ratify the adoption of the 2005 omnibus incentive compensation plan was approved with 6,303,980 votes in favor, 3,751,538 votes against and 35,450 votes abstained.

The proposal to ratify the appointment of Grant Thornton as EFJ’s independent registered public accounting firm received 16,898,943 for the appointment and 90,224 against the appointment and 16,176 votes abstained.

ITEM 5.

N/A

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
10.3	EFJ, Inc. 2005 Omni bus Incentive Compensation Plan (incorporated herein by reference to Appendix A to the 2005 Proxy Statement pursuant to Schedule 14(a)).

11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2005

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2005

32.0	Written certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: August 02, 2005	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)