Form 10-Q
period 2005-09-30
EFJ INC
filed 2005-11-01
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

YES ☒    NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

As of October 31, 2005, 25,590,198 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(Unaudited and in thousands, except share data)

ASSETS	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Current assets:
Cash and cash equivalents	$50,114	$9,484
Accounts receivable, net of allowance for returns and doubtful accounts of $166 and $256, respectively	17,942	18,296
Notes and other receivables	2,012	2,384
Cost in excess of billings on uncompleted contracts	1,856	1,638
Inventories	22,277	13,043
Deferred income taxes	3,000	3,000
Prepaid expenses	876	721

Total current assets	98,077	48,566

Property, plant and equipment, net	4,399	3,494
Deferred income taxes, net of current portion	11,000	11,000
Intangible assets, net	6,742	6,746
Other assets	213	513

TOTAL ASSETS	$120,431	$70,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—
Current portion of long-term debt obligations	103	126
Accounts payable	8,232	8,534
Billings in excess of cost on uncompleted contracts	432	1,250
Deferred revenue	905	1,185
Accrued expenses	5,511	6,171

Total current liabilities	15,183	17,266
Long-term debt obligations, net of current portion	—	68

TOTAL LIABILITIES	15,183	17,334

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 25,590,198 and 18,257,877 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	256	183
Additional paid-in capital	148,508	103,459
Accumulated deficit	(43,516)	(50,657)

TOTAL STOCKHOLDERS’ EQUITY	105,248	52,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,431	$70,319

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues	$20,783	$15,430	$64,799	$55,245
Cost of sales	11,622	8,161	30,307	30,401

Gross profit	9,161	7,269	34,492	24,844

Operating expenses:
Research and development	2,668	2,572	11,061	7,842
Sales and marketing	2,451	2,709	7,737	7,045
General and administrative, inclusive of non-cash stock option repricing (benefit) expense adjustment of $180 and $(340) for the three and nine months ended September 30, 2005, respectively, and $(1,425) and $886 for the three and nine months ended September 30, 2004, respectively; and facility relocation expenses of $0 and $909 for the three and nine months ending September 30, 2005, respectively, and $738 and $1,139 for the three and nine months ended September 30, 2004	2,634	1,221	8,850	7,580

Total operating expenses	7,753	6,502	27,648	22,467

Income from operations	1,408	767	6,844	2,377

Other income (expense)	(9)	34	(6)	29
Interest income	220	11	357	31
Interest expense	(16)	(28)	(54)	(119)

Income before income taxes	1,603	784	7,141	2,318

Income tax provision	—	—	—	—

Net income	$1,603	$784	$7,141	$2,318

Net income per share – Basic	$0.07	$0.04	$0.37	$0.13

Net income per share – Diluted	$0.07	$0.04	$0.36	$0.12

Weighted average common shares – Basic	21,382,815	17,887,457	19,423,717	17,779,443

Weighted average common shares – Diluted	21,663,671	18,672,301	19,779,760	18,784,281

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2005 and 2004

(Unaudited and in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,141	$2,318

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,151	1,041
Non-cash compensation expense (benefit) – intrinsic value of repriced options	(340)	886
Gain on sale of fixed assets	(43)	(76)
Changes in assets and liabilities:
Accounts receivable	726	9,870
Cost in excess of billings on uncompleted contracts	(218)	(502)
Inventories	(9,234)	3,509
Prepaid expenses	(155)	(2,675)
Accounts payable	(302)	(1,863)
Billings in excess of cost on uncompleted contracts	(818)	(5)
Deferred revenues	(280)	(778)
Accrued and other liabilities	(660)	461

Total adjustments	(10,173)	9,868

Net cash (used in) provided by operating activities	(3,032)	12,186

Cash flows from investing activities:
Proceeds from sale of fixed assets	206	79
Purchase of property, plant and equipment	(2,215)	(1,806)
Other assets	300	144

Net cash used in investing activities	(1,709)	(1,583)

Cash flows from financing activities:
Payments on revolving line of credit, net	—	(7,500)
Principal payments on long-term debt	(91)	(99)
Proceeds from issuance of common stock	44,989	—
Proceeds from exercise of stock options	364	306
Other	109	13

Net cash provided by (used in) financing activities	45,371	(7,280)

Net increase in cash and cash equivalents	40,630	3,323

Cash and cash equivalents, beginning of period	9,484	4,644

Cash and cash equivalents, end of period	$50,114	$7,967

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $51 and $47 during the nine months ended September 30, 2005 and 2004, respectively.

The Company paid income taxes of $70 during the nine months ended September 30, 2005; no payments were made in the same period in 2004.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. at December 31, 2004, presented within this Report on Form 10-Q filing, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2005. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period’s presentation to conform to the current presentation.

In preparation of the accompanying financial statements, we recorded adjustments to the following items as previously reported in our financial statements as of June 30, 2005: cost of sales and general and administrative expenses. The adjustments to cost of sales were made to correct a data entry error made in the course of reconciling our percentage of completion accounting and to record a credit due from a vendor related to our private wireless communications segment. The adjustments to the general and administrative expenses were made to reconcile certain payroll accounts and adjust a liability associated with a contingency.

The effect of recording such adjustments was to increase cost of sales and reduce net income for the three months ended September 30, 2005 by $606 and $272, respectively. The impact of such adjustments on earnings per share for the three months ended September 30, 2005 was to reduce basic and diluted earnings per share by $.01. After recording such adjustments, there was no effect or impact on cost of sales, net income, or basic and diluted earnings per share for the nine months ended September 30, 2005.

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

The condensed consolidated financial statements include the accounts of EFJ, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3. NET INCOME PER SHARE

Basic income per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004, outstanding stock options granted as of such dates had exercise prices lower than the average market price of the common stock for the respective periods and are, thereby, considered common stock equivalents in the calculation of the diluted weighted average common shares. Outstanding stock options which had exercise prices higher than the average market price of the common stock for the periods are considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. The number of shares excluded as anti-dilutive was 390,150 for the three and nine months ended September 30, 2005. No shares were excluded as anti-dilutive for the three and nine months ended September 30, 2004. We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2005 and 2004

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

If compensation cost for our stock option plans had been determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2005 and 2004, our pro forma net income and pro forma net income per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income — as reported	$1,603	$784	$7,141	$2,318
General and administrative expenses for management stock option compensation	298	122	868	1,932

Pro forma net income	$1,305	$662	$6,273	$386

Net income per share, basic — as reported	$0.07	$0.04	$0.37	$0.13
Net income per share, diluted — as reported	0.07	0.04	0.36	0.12
Pro forma net income per share, basic	0.06	0.04	0.32	0.11
Pro forma net income per share, diluted	0.06	0.03	0.32	0.10

The weighted average fair value per option at date of grant for options outstanding at September 30, 2005 and 2004, respectively, was $4.18 and $1.55, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Nine Months Ended September 30,
	2005	2004
Expected option life	10 years	10 years
Expected annual volatility	46%	75%
Risk-free interest rate	4.47%	4.40%
Dividend yield	0%	0%

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

5. INVENTORIES

The following is a summary of inventories:

	September 30, 2005	December 31, 2004
Raw materials and supplies	$13,709	$7,905
Work in progress	3,649	568
Finished goods	5,421	6,520

	22,779	14,993
Reserve for obsolescence	502	1,950

Total inventories	$22,277	$13,043

During the three months ended March 31, 2005, we transferred all inventory located at EFJohnson’s Waseca, Minnesota plant (which was closed as of March 31, 2005) to our Irving, Texas facility. In the course of this transfer, we sold approximately $1,670 of raw materials to the vendor with whom EFJohnson has outsourced its wireless communication manufacturing. This sale was in addition to the $2,384 sale of raw material inventory to such vendor in the fourth quarter of 2004. These inventory sales were in exchange for non-interest-bearing notes calling for monthly payments to be not less than actual inventory consumed by vendor in the course of manufacturing EFJohnson’s products. Notes and other receivables at September 30, 2005 and December 31, 2004 are substantially made up by amounts owed pursuant to these note agreements. We have a security interest in the inventory, and the transactions were recorded as inventory transfers and not as revenue. In addition, we recognized no gain or loss on the exchange.

The decrease in the reserve for obsolescence, from December 31, 2004 to September 30, 2005, relates substantially to the aforementioned transfer of inventory from Waseca, Minnesota. All inventory items were specifically analyzed during this transfer process, and inventory deemed to have no future benefit was written off and disposed of against the reserve balance previously provided for; hence, no significant gain or loss resulted from this disposal.

6. INTANGIBLE ASSETS

We do not amortize our goodwill and tradename, both of which relate solely to EFJohnson, but instead review such assets for impairment, at least annually. We performed fair value-based impairment tests at December 31, 2004 and 2003 and concluded that no impairment of goodwill or tradename had occurred as of such dates. No events occurred during the nine months ended September 30, 2005 and 2004, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Amortization expense, related to intangible assets which are subject to amortization, was $4 for the nine months ended September 30, 2005 and $5 for the nine months ended September 30, 2004. Amortization expense of intangible assets subject to amortization is anticipated to be $7 for 2005 and annually thereafter through 2012. Intangible assets consist of the following as of the dates indicated:

	September 30, 2005		December 31, 2004
Intangible assets not subject to amortization:
Goodwill		$5,126		$5,126
Tradename		1,564		1,564

Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—

Patents	113		113
Less: accumulated amortization	61	52	57	56

Total		$6,742		$6,746

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

7. REVOLVING LINE OF CREDIT

We renewed our line of credit agreement with Bank of America in September 2004. The secured $15 million line of credit bears interest at a rate of LIBOR plus 150 basis points. The effective rate at September 30, 2005 was 5.35%. The line of credit is collateralized by substantially all of our assets, and borrowings available under the line of credit are calculated as a percentage of eligible inventory and accounts receivable. The agreement, which expires September 30, 2007, includes certain covenants, including financial covenants, with which we were in compliance as of September 30, 2005 and December 31, 2004. At September 30, 2005 and December 31, 2004, we had no amounts outstanding on our line of credit. The total available credit under the line of credit was $14.7 million as of September 30, 2005.

8. WARRANTY COSTS

We provide a one-to-two year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are both extraordinary and determinable. A reconciliation of changes in our accrued warranty as of September 30, 2005 is as follows:

	Balance at December 31, 2004	Charged to Expense	Deduction / Expenditures	Balance at September 30, 2005
Allowance for Warranty Reserve	$2,184	2,321	2,116	$2,389

9. REPRICED STOCK OPTIONS

In 2000 and 2001, we effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of our common stock (the “repricing”). The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. We had previously accounted for these option grants as fixed plan awards. The market value of our common stock was $10.29 and $6.71 per share at September 30, 2005 and 2004, respectively; this compared to market values of $9.75 and $5.90 per share at December 31, 2004 and 2003, respectively. Aggregate non-cash compensation charges, therefore, result to the extent that the market value at the respective period ending date exceeds the repriced exercise price of $0.656 per share. Relating to these repriced options, compensation expense of $180 was recorded in the three months ended September 30, 2005, and compensation benefit of ($340) was recorded in the nine months ended September 30, 2005. In the three and nine months ended September 30, 2004, we recognized compensation benefit of ($1,425) and compensation expense of $886, respectively. These amounts are included in general and administrative expenses.

As of September 30, 2005, options to purchase 55,506 shares of common stock were outstanding related to options repriced in June 2000 and 2001. The remaining repriced options are held by various employees and directors. In the first quarter of 2004, the CEO and former CFO adopted pre-arranged stock selling plans, pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, in regards to the repriced option shares held by them. Under the pre-arranged stock selling plans, stock options were exercised contemporaneously with the sales of the resulting shares. The respective selling of the stock commenced in the second quarter of 2004 and was completed in the second quarter of 2005. Any non-cash compensation related to these options are fixed at the time the options are exercised; prior to exercise, the options continued to be subject to variable accounting treatment. The CEO and former CFO, in aggregate, exercised options to purchase approximately 308,000 shares of common stock during both the nine months ended September 30, 2005 and 2004.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

10. COMMITMENTS AND CONTINGENCIES

On or about February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson’s sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $500 of products from EFJohnson since 1999. ASRC’s claims against EFJohnson include breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of duty of good faith and fair dealing, equitable estoppel, misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act. The complaint anticipated that the State of Alaska would formally prosecute its administrative claim under the Alaska State Procurement Code against ASRC for damages associated with alleged malfunctions of EFJohnson manufactured radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any State’s claim alleging non-performance of the EFJohnson radios. In the event the State prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. On June 30, 2005, the presiding administrative law judge granted the Company’s motion to dismiss, and dismissed the administrative claim without prejudice to renewal of the action if the matter is not resolved on the merits in the superior court. We are unable to predict the likelihood that the State of Alaska will file a complaint in superior court or the potential liability that may arise from this dispute and have not reserved any amount in regard to this potential liability.

In June 2004, Mace Incorporated (“Mace”) filed a complaint in the United States District Court for the Eastern District of Virginia (“Complaint”) against EFJohnson seeking damages against EFJohnson for claims of commissions allegedly due in conjunction with certain product sales to the federal government. Mace has alleged projected damages of $400 and an unspecified percentage of past and future federal government sales. In January 2005, Mace and EFJohnson agreed in principle to resolve the matter by arbitration. As a result, the Complaint was jointly dismissed without prejudice. The parties’ negotiation failed to resolve the matter, and in July 2005 Mace re-filed the original complaint in the United States District Court for the Eastern District of Virginia. We believe EFJohnson has meritorious contractual defenses against Mace’s demands, and we intend to vigorously contest Mace’s allegations. We have recorded a liability which amount reflects our evaluation of the eventual conclusion of this matter.

We are presently disputing a certain state tax liability totaling approximately $240. We believe the basis for the state’s assessments of the amount owed is incorrect, and we intend to vigorously contest such assessment. We have recorded a liability related to this assessment, which amount reflects our evaluation of the eventual conclusion of these matters.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to proceedings discussed above or such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations, or cash flows. At September, 30, 2005, we have recorded aggregate liabilities of $135 related to the preceding contingencies.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At September 30, 2005 we had open letters of credit totaling $0.3 million. Bonds, which expire on various dates, totaled $5.3 million on September 30, 2005. As of September 30, 2005, no bonds had been drawn upon.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

11. SEGMENT AND RELATED INFORMATION

We operate in two reporting segments that both operate in the LMR industry. These segments are our two operating subsidiaries: EFJohnson and Transcrypt. Although both segments have product offerings which have some market similarity, EFJohnson’s operations primarily include the design, development, marketing, and support of wireless infrastructure, mobile and portable wireless radios, and wireless communication systems, while Transcrypt’s operations primarily include the design, development, marketing, and support of devices that prevent the unauthorized interception of sensitive voice communication. We evaluate segment results based on gross margin and income from operations. Corporate general and administrative expenses, exclusive of charges or benefits associated with variable accounting for repriced stock options, are allocated to the operating segments based upon estimated usage of corporate resources. The following table is a summary of the unaudited operating results for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2005	2004	2005	2004
Revenues:
Private Wireless Communications	$17,237	$11,300	$42,557	$44,418
Secured Communications	3,546	4,130	22,242	10,827

	$20,783	$15,430	$64,799	$55,245

Gross Profit:
Private Wireless Communications	$5,907	$3,914	$14,872	$16,125
Secured Communications	3,254	3,355	19,620	8,719

	$9,161	$7,269	$34,492	$24,844

Operating Profit:
Private Wireless Communications	$(388)	$(2,647)	$(7,766)	$(2,131)
Secured Communications	1,976	1,989	14,270	5,394

Income (Loss) from Operations	1,588	(658)	6,504	3,263

Stock Option Repricing Adjustment, net	(180)	1,425	340	(886)
Other Income (Expense), net	195	17	297	(59)

Income before Income Taxes	$1,603	$784	$7,141	$2,318

Depreciation & Amortization:
Private Wireless Communications	$425	$312	$992	$940
Secured Communications	64	34	159	101

	$489	$346	$1,151	$1,041

Assets:
Private Wireless Communications	$52,889
Secured Communications	34,107
Corporate	33,435

	$120,431

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2005 and 2004

(Unaudited and in thousands, except share and per share data)

12. RELOCATION OF OPERATIONS

During the second quarter of 2004, Transcrypt’s operations moved from its previous facility in Lincoln, Nebraska to a similar 18,000 square-foot facility located a short distance from its previous operations. We incurred costs of approximately $139 in relation to this move in 2004. The move was precipitated by the May 31, 2004 termination of the lease agreement on the segment’s previous facility and was completed by September 30, 2004.

On April 14, 2004, we announced our decision to move EFJohnson’s operations, including outsourcing of its manufacturing, from its current facility in Waseca, Minnesota to Irving, Texas. This move was completed as of March 31, 2005 at a total cost of $1,904. A significant portion of EFJohnson’s workforce was replaced or otherwise terminated in relation to this move.

On February 28, 2005, we announced our decision to move our Corporate Headquarters to Irving, Texas, co-located with EFJohnson’s operations. This move was substantially complete at the end of the second quarter of 2005. We have incurred aggregate costs of $699 through September 30, 2005 relating to this move.

The timing of the recognition of costs associated with these moves are determined based on the fair value in the period in which the liability is incurred. In particular, employee-related termination costs associated with the relocations are generally recognized ratably over the period that the employees are required to provide services in order to earn the respective termination benefit.

In relation to these moves, we incurred costs of $0 and $909, respectively, in the three and nine months ended September 30, 2005, and we incurred costs of $738 and $1,139 respectively, in the three and nine months ended September 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements relate to, among other things, the results of our product development efforts, future sales and expense levels, our future financial condition, liquidity, and business prospects generally, the impact of our relocation of operating facilities, and outsourcing of EFJohnson’s manufacturing on our operating results, perceived opportunities in the marketplace for our products, and our other business plans for the future.

These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks discussed starting on page 20 of this quarterly report. In addition to the other information in this quarterly report, we encourage you to review the information regarding the risks and uncertainties associated with our business set forth under the captions “Risk Factors Related to Our Business” and “Risk Factors Related to Our Industry” below and in our other filings with the United States Securities and Exchange Commission (SEC). We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to our financial condition and results of operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Overview

We design, develop, market, and support private wireless communications, including wireless radios, wireless communications infrastructure, and systems for digital and analog platforms. In addition, we offer encryption for analog wireless radios. Our products and systems are provided to homeland security, defense, public safety and public service, and international markets. Customers for our products and systems include federal, state and local governmental entities, domestic enterprise users, and international entities.

•	Our private wireless communications segment designs, develops, markets, and supports secure wireless radios, wireless communications infrastructure, and systems. Our wireless radio offerings are primarily digital solutions designed to operate in both conventional analog and newer digital system environments. Our products and systems are based on industry standards designed to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications.

•	Our secured communications segment designs, develops, markets, and supports secured communications products such as highly secure encryption technologies for analog wireless. These products are specifically designed to prevent unauthorized access to sensitive voice communications.

The private wireless communications industry provides two-way wireless communications through wireless networks, which include infrastructure components such as base stations, transmitters and receivers, network switches, and portable and mobile two-way communication radios. Individual users operate portable hand-held radios and vehicular mounted radios in the private wireless communications system. Utilizing free licensed RF spectrum, the customer owns and operates the private wireless communications system, which is networked by linking the infrastructure components together. We develop customer solutions which leverage the customer’s private wireless system and wireless radios with customer specific or enterprise wide applications.

The majority of our revenue in our private wireless communications segment is derived from the sale of wireless radio products. Our federal, state, and local governmental agency customers are increasingly demanding interoperable, secured, private wireless communications products and systems. We believe this demand has created significant opportunities for us as we believe we are well positioned to provide these products and systems. As a result, we expect to continue to allocate an increasing share of our on-going research and development expenditures to infrastructure components and system development efforts. We anticipate that these infrastructure components and digital systems will begin to generate a material part of our private wireless communications segment revenues in 2006.

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

Our private wireless communications products and systems are sold domestically through a direct sales force, dealers, and manufacturing representatives. We utilize our dealer network to assist in installing, servicing, selling, and distributing our products. Our secured communications sales are primarily achieved through a select group of dealers and distributors worldwide.

Much of our private wireless communications business is obtained through submission of formal competitive bids. Our governmental customers generally specify the terms, conditions, and form of the contract. Government business is subject to government funding decisions and contract types can vary widely, including fixed-priced, indefinite-delivery/indefinite quantity, or IDIQ, and government-wide acquisition contracts with the General Services Administration, or GSA, which requires pre-qualification of vendors and allows government customers to more easily procure our products and systems.

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

Cost of Sales. Cost of sales includes costs of components and materials, labor, depreciation and overhead costs associated with the production of our products, as well as shipping, royalty, inventory reserves, warranty product costs, and incurred cost under sales contracts.

Gross Profit. Gross profit is net revenues less the cost of sales and is affected by a number of factors, including competitive pricing, product mix, business segment mix, and cost of products and services.

Research and Development. Research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. We expense substantially all research and development costs as they are incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, public relations, and trade show participation.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses associated with our management, information technology, accounting, finance, and administrative functions. This expense also includes the impact of the variable accounting treatment of repriced stock options and costs related to our operating facilities moves.

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

We periodically review our revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletins 101 and 104, Statement of Position 81-1, and other interpretations, as applicable.

Inventory

Inventory is recorded at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. We periodically assess our inventory for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventory based on backlog, product pricing, the ability to liquidate or sell older inventory, and the impact of introducing new products. Charges associated with providing for inventory obsolescence, or revisions to related reserves, have historically correlated with selling activity and have had a relatively consistent impact on our gross margins over the last three fiscal years.

Goodwill and Other Intangibles Assets

At least annually, we assess goodwill and tradename, using fair value-based tests. If the respective carrying amount exceeds the fair value, goodwill and/or tradename are considered to be impaired. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and present value implied by estimates of future revenues, costs and expenses, and other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or tradename may not be recoverable.

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.9	52.9	46.8	55.0

Gross profit	44.1	47.1	53.2	45.0

Operating expenses:
Research and development	12.8	16.7	17.1	14.2
Sales and marketing	11.8	17.6	11.9	12.8
General and administrative (1) (2)	12.7	7.9	13.7	13.7

Total operating expenses	37.3	42.1	42.7	40.7

Income from operations	6.8	5.0	10.6	4.3
Interest income (expense) – net	1.0	(0.1)	0.5	(0.1)
Other income (expense)	(0.1)	0.2	—	—

Income before income taxes	7.7	5.1	11.0	4.2
Income tax provision	—	—	—	—

Net income	7.7%	5.1%	11.0%	4.2%

(1) Includes non-cash compensation (benefit) expense of 0.9% and (0.5)% in the three and nine months ended September 30, 2005, respectively, and (9.2)% and 1.6% in the three and nine months ended September 30, 2004, respectively.

(2) Includes facility move costs of 0% and 1.4% in the three and nine months ended September 30, 2005, respectively, and 4.8% and 2.1% in the three and nine months ended September 30, 2004, respectively.

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

Revenues. Our revenues increased $5.4 million, or 35%, to $20.8 million for the three months ended September 30, 2005 from $15.4 million for the same period in 2004. In the third quarter of 2005, the private wireless communications segment revenues comprised $17.2 million, or 83% of total revenues, and the secured communications segment revenues comprised $3.5 million, or 17% of total revenues.

Our revenues increased $9.6 million, or 17%, to $64.8 million for the nine months ended September 30, 2005 from $55.2 million for the same period in 2004. In the first nine months of 2005, the private wireless communications segment revenues comprised $42.6 million, or 66% of total revenues, and the secured communications segment revenues comprised $22.2 million, or 34% of total revenues.

Private wireless communications revenues decreased $1.9 million to $42.6 million in the first nine months of 2005 from $44.4 million in the same period in 2004. This 4% decrease was principally the result of a significant order delivered in 2004 which was not replicated in 2005 and the effects of completing the outsourcing of EFJohnson’s production to an outside vendor.

Secured communications revenues increased $11.4 million to $22.2 million in the first nine months of 2005 from $10.8 million in the same period in 2004. This 105% increase was substantially due to $11.7 million of sales to the Middle East in the first quarter of 2005.

Gross Profit. Our gross profit increased $1.9 million, or 26%, to $9.2 million in the three months ended September 30, 2005 from $7.3 million for the same period in 2004. Gross profit, as a percentage of revenue, or gross margin, was 44% for the three months ended September 30, 2005, as compared to 47% for the same period in 2004. In the third quarter of 2005, gross margin for the private wireless communications segment was 34% compared to 35% in the third quarter of 2004, and gross margin for the secured communications segment was 92%, compared to 81% in the third quarter of 2004. Gross margin for the private wireless communications segment was negatively impacted in the third quarter of 2005 by certain adjustments totaling $0.6 million to properly reflect cost of sales, which is further addressed in “ITEM 4 CONTROLS AND PROCEDURES.” Without these charges in the third quarter, our gross margin would have been approximately 38%.

Our gross profit increased $9.6 million, or 39%, to $34.5 million in the nine months ended September 30, 2005 from $24.8 million for the same period in 2004. Gross margin was 53% for the nine months ended September 30, 2005, as compared to 45% for the same period in 2004. The increase in overall gross margins reflects the fact that higher-margin secured communications sales constituted 34% of total revenue for the nine months ended September 30, 2005, compared to 20% of total revenue for the nine months ended September 30, 2004.

In the first nine months of 2005, gross margin for the private wireless communications segment was 35%, compared to 36% in the first nine months of 2004. The private wireless communications gross margin for the first nine months of 2005 was negatively impacted by duplicative manufacturing costs and other transitional costs incurred with the outsourcing of EFJohnson’s production and with the development of its replacement RF module. This transition and development is substantially complete, and similar costs are not expected during the remainder of 2005.

Gross margin for the secured communications segment increased to 88% in the first nine months of 2005 from 81% in the same period in 2004. The higher 2005 margin for the secured communications segment substantially resulted from economies of scale achieved at the materially higher 2005 revenue.

Research and Development. Research and development expenses increased $0.1 million, or 4%, to $2.7 million for the three months ended September 30, 2005 from $2.6 million for the same period in 2004. Research and development expenses were 13% of revenues in the third quarter of 2005, as compared to 17% during the same period in 2004.

Research and development expenses increased $3.2 million, or 41%, to $11.1 million for the nine months ended September 30, 2005 from $7.8 million for the same period in 2004. Research and development expenses were 17% of revenues for the nine months ended September 30, 2005, as compared to 14% during the same period in 2004.

The increased research and development expenses in 2005 related primarily to the development of our wireless communications replacement RF module, the integration of the module into our radios, and the resources required to finalize releases of our conventional and trunking infrastructure products. These development projects were significantly completed in June 2005, and, accordingly, we expect research and development expenses, as a percentage of revenue, to decrease from levels in the first half of 2005.

Sales and Marketing. Sales and marketing expenses decreased $0.2 million, or 10%, to $2.5 million for the three months ended September 30, 2005 from $2.7 million for the same period in 2004. Sales and marketing expenses were 12% of revenues in the third quarter of 2005, as compared to 18% of revenues in the same period of 2004.

Sales and marketing expenses increased $0.7 million, or 10%, to $7.7 million for the nine months ended September 30, 2005 from $7.1 million for the same period in 2004. Sales and marketing expenses were 12% of revenues for the nine months ended September 30, 2005, as compared to 13% during the same period in 2004. Sales and marketing expenses include additional employees to drive new business growth.

General and Administrative. General and administrative expenses increased $1.4 million, or 116%, to $2.6 million for the three months ended September 30, 2005 from $1.2 million for the same period in 2004. General and administrative expenses were 13% of revenues in the third quarter of 2005, as compared to 8% during the same period in 2004. General and administrative expenses were reduced in the third quarter of 2005 by $.5 million as the result of certain adjustments to reconcile certain payroll accounts and to adjust a liability associated with a contingency. Without these adjustments, our general and administrative expenses would have been $3.1 million, or 15% of revenues, in the third quarter of 2005.

General and administrative expenses increased $1.3 million, or 17%, to $8.9 million for the nine months ended September 30, 2005 from $7.6 million for the same period in 2004. General and administrative expenses were 14% of revenues for both the nine months ended September 30, 2005 and 2004.

General and administrative expenses include amounts for stock option repricing non-cash compensation, compliance with Section 404 of the Sarbanes-Oxley Act, and facility relocation. We expect that costs associated with Section 404 of the Sarbanes-Oxley Act will continue on an ongoing basis. These amounts for the nine months ended September 30, 2005 are shown below as compared to the amounts incurred during the same period in 2004:

In thousands	2005	2004
Stock repricing adjustment – (benefit)/expense	$(340)	$886
Compliance with §404 of SOX	471	28
Facility relocation expense	909	1,139

Net Interest Income/Expense. Net interest income/(expense) increased $0.2 million to $0.2 million for the three months ended September 30, 2005 from $0.0 million for the same period in 2004. Net interest income/(expense) increased $0.4 million to $0.3 million for the nine months ended September 30, 2005 from $(0.1 million) for the same period in 2004.

Other Income/Expense, Net. Net other income/(expense) was $(9) for the three months ended September 30, 2005, as compared to $34 for the same period in 2004. Net other income/(expense) was $(6) for the nine months ended September 30, 2005, as compared to $29 for the same period in 2004.

Provision for Income Taxes. We did not record a tax benefit or provision for either of the three or nine month periods ended September 31, 2005 or 2004. For each of these periods, changes in our deferred tax assets were offset by changes in the valuation allowance. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during 2004 and 2003, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income. Net income was $1.6 million for the three months ended September 30, 2005, an increase of $0.8 million, as compared to net income of $0.8 million for the same period in 2004. Net income for the nine months ended September 30, 2005 was $7.1 million, an increase of $4.8 million, or 208%, as compared to net income of $2.3 million for the same period in 2004.

Operating results were impacted in both 2005 and 2004 by facility relocation costs and by non-cash compensation adjustments resulting from variable accounting treatment required for certain stock options repriced in the fourth quarter of 2000 and the first quarter of 2001. The table below illustrates the operating results for the three and nine months ended September 30, 2005 and 2004, adjusting for the non-cash items (i.e., tax benefit and stock option repricing effect) and the facility move expense as discussed above. We believe that such non-GAAP presentation offers a more meaningful comparative measure of our operating results. When adjusting for the aforementioned items, the adjusted income is $1.8 million and $7.7 million, respectively, for the three and nine months ended September 30, 2005, as compared to $0.01 million and $4.3 million for the three and nine months ended September 30, 2004.

Operating Results (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income – as reported	$1,603	$784	$7,141	$2,318
Facility relocation expense	—	738	909	1,139
Stock option repricing non-cash compensation expense (benefit)	180	(1.425)	(340)	886

Adjusted income – comparative basis	$1,783	$97	$7,710	$4,343

Adjusted income as a percentage of total revenues	8.6%	0.6%	11.9%	7.9%

Liquidity and Capital Resources

Based upon our current level of operations, we expect that our cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months. On August 24, 2005 we completed the sale of 6,900,000 shares of our common stock for $45.6 million. In support of this transaction, we incurred $0.6 million in costs which were offset against the proceeds from the sale, for a net increase to Paid in Capital of $45.0 million. At the end of the second quarter, $0.3 million of offering costs were reflected in Other Assets. These costs and another $0.3 million of costs incurred in the three months ended September 30, 2005 were offset against the proceeds and are reflected in Paid in Capital.

Net cash from operating activities. Our operating activities used cash of $(3.0) million and provided cash of $12.2 million in the nine months ended September 30, 2005 and 2004, respectively. The amount of cash provided from operations before changes in components of working capital was $7.9 million in 2005 and $4.2 million in 2004. Cash provided (used) by changes in components of working capital was $(10.9) million in 2005 and $8.0 million in 2004, the material differences between the periods substantially resulting from changes in accounts receivables, inventory, accounts payable, and accrued liabilities. These changes related to the timing of sales orders, causing a corresponding buildup or shipment of inventory.

Net cash from investing activities. During the nine months ended September 30, 2005, we used $1.7 million in investing activities; approximately $2.2 million related to the purchase of fixed assets, which was partially offset by $0.2 million of proceeds from the sale of fixed assets and a $0.3 million decrease in other assets, primarily prepaid royalties. During the same period in 2004, we used $1.6 million in investing activities, $1.8 million related to net purchase of fixed assets, offset by $0.1 million decrease in other assets, primarily prepaid royalties.

Net cash from financing activities. During the nine months ended September 30, 2005, our financing activities provided $45.4 million, substantially as a result of the sale of 6,900,000 shares of common stock in August 2005. During the same period in 2004, we used $7.3 million in financing activities, substantially related to paying off our $7.5 million outstanding line of credit balance in February 2004.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total undrawn balance of $0.3 million on September 30, 2005. Performance bonds, which expire on various dates, totaled $5.3 million at September 30, 2005. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2005; however, we continue to seek improved bonding alternatives with increased limits as bonding requirements are expected to increase in parallel with our anticipated growth in revenue in 2006 and beyond.

Secured line of credit. We have a secured $15.0 million line of credit with Bank of America that bears interest rate of LIBOR plus 150 basis points. The line of credit is collateralized by substantially all of our assets; and borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. This amended revolving line of credit expires in September 2007 and contains certain financial and negative covenants. Financial covenants include requirements to maintain: a tangible net worth of $19.9 million plus 75% of preceding fiscal year’s net income; funded debt to EBITDA ratio of 2.5 to 1; fixed charge coverage ratio of 1.75 to 1; and positive EBITDA over any preceding two quarter period. Negative covenants include restrictions on incurring debt above $3.0 million, encumbrances, acquisitions, transferring assets, or making large capital expenditures. We were in compliance with all financial and negative covenants at September 30, 2005. At September 30, 2005, we had no amounts outstanding on the revolving line of credit, and the total available line of credit was $14.7 million.

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

Backlog. Our backlog of unfilled orders at September 30, 2005 was $14.2 million, compared to a backlog of $20.2 million at December 31, 2004 and $14.6 million at September 30, 2004. Due to the unpredictable timing of major domestic governmental orders, we do not believe that our backlog figures and variations from period to period therein, are necessarily indicative of sales of products in future periods.

Risk Factors Related to Our Business

Reduced access by our private wireless communications segment to Motorola’s technology could harm our business and operations.

We have obtained from Motorola a non-exclusive, worldwide license to manufacture products containing certain proprietary wireless radios and digital encryption technology. We believe this technology will be important to the success of certain of our existing and proposed Project 25 compliant wireless radio products. The license includes rights to use Motorola’s proprietary analog APCO 16 trunking technology (SmartNet®/SmartZone®) and Project 25 required products. The digital encryption technology may also be incorporated into certain other secured communications products. In addition, we obtained a license to utilize certain proprietary technology from Motorola relating to the development of Project 25 compliant digital wireless radios. This license covers infrastructure and other Project 25 technology. Any termination of these licensing arrangements would significantly harm our business and operations.

We are dependent on continuing access to certain Motorola proprietary intellectual property enabling us to manufacture products containing certain wireless radio and digital encryption technology. Although we believe that our relationship with Motorola is good, we cannot assure you that Motorola will continue to supply proprietary intellectual property to us on the scale or at the price that has historically occurred. In addition, Motorola’s perception of us as a competitor could impact Motorola’s continued willingness to do business with us. A decision by Motorola to reduce or eliminate the provision of technology to us could significantly harm our business and operations.

If we do not adequately manage our outsourcing arrangements, we are vulnerable to the risk that our suppliers may stop supplying services, component parts or products, which may have a material adverse effect on our sales and profitability.

We entered into outsourcing agreements at both of our operating segments during 2004. In 2005, all of the products for our private wireless communications segment, including final assembly, are being manufactured by McDonald Technologies, Inc., located in Texas, pursuant to an agreement with a term through May 14, 2009, which will be automatically extended for successive one-year periods thereafter unless sooner terminated by the parties. Similarly, all of the subassemblies for our secured communications segment will be manufactured by Tran Electronics, Inc., located in Minnesota, pursuant to an agreement with a term through December 2, 2009, which will be automatically extended for successive one-year periods thereafter unless sooner terminated by the parties. We acquire component parts, services and products from these suppliers through purchase orders at purchase prices that are updated from time to time during the term of the agreements. These agreements may be terminated at any time, without cause, upon, in the case of our secured communication outsource manufacturer, six months prior written notice from either party and, in the case of McDonald Technologies, at least nine months prior written notice from either party, as well as, in the case of each agreement, immediately by either party in the event the other party fails timely to cure an event of default specified in the agreement. As a result, we effectively have limited long-term commitments regarding supply or price from these suppliers, which leaves us vulnerable to the risk that these suppliers may stop supplying services, component parts or products to us for any reason, including their financial viability. If the agreement with McDonald Technologies, Inc. was terminated, significant lead time and costs would be required to secure other sources for these services, component parts and products.

Any delay in obtaining services, component parts or products from our suppliers could affect our ability to meet our customers’ needs and result in lost sales, higher costs and the need to maintain excessive inventory levels or redesign certain affected electronic sub-assemblies, which may have a material adverse effect on our sales and profitability. Finally, a termination of either agreement as a result of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, our dependence on limited and sole source suppliers of components involves additional risks of inadequate supply, late deliveries and intregrity of component parts or products.

Any technical difficulties in our newly developed RF module or in the integration of RF modules in our products could harm private wireless communications segment business and operations.

Through 2004, Motorola supplied the modules for radio frequency, or RF, used in our digital radios pursuant to a supply agreement that expired in August 2004. Since then, no further RF modules have been provided by Motorola. Although we substantially completed development of a replacement RF module, virtually all of our 2004 digital wireless radio unit sales involved radios built with Motorola’s RF modules. Sales of digital wireless radio units in 2005 are being predominantly built with the newly-developed RF module and manufactured by a third-party supplier. Although we believe our newly-developed module will effectively replace the Motorola-supplied module, if any significant technical difficulties are experienced with the new RF modules or the incorporation of the RF modules into our product line, it would result in a disruption in our private wireless communications segment sales deliveries and would adversely affect our private wireless communications operations.

We depend on federal government contracts for a substantial portion of our revenues, and the loss of federal government contracts or a decline in funding of existing or future government contracts could adversely affect our revenues and cash flows.

A substantial portion of our revenues are dependent upon continued funding of federal government agencies, as well as continued funding of the programs targeted by us. U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government’s requirements. Further, our contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government that may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. We are in the process of responding to such an audit regarding our General Service Administration, or GSA, contract, which is scheduled to expire on November 1, 2005. While we anticipate that the results of this audit will be favorable and that we will continue to meet the government’s requirements, we are unable to predict the outcome of this audit or any action the government may take as a result.

U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on our operating results. These or other factors could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts, or to exercise their right to not renew contracts, all of which may limit our ability to obtain or maintain contract awards. Any of the aforementioned actions above could adversely affect our revenues and cash flows.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on awards, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government vendors, our awards are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency. An audit of our work, including an audit of work performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment in the current period operating results. For example, any costs which were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded and our operating margins may be reduced.

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, even if the allegations were not true. If we were suspended or debarred from contracting with the U.S. Government generally, or any specific agency, if our reputation or relationship with U.S. Government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results would be materially harmed.

We may be liable for penalties under a variety of federal procurement rules and regulations, and changes in such rules and regulations could adversely impact our revenues, operating expenses and profitability.

Parts of our business must comply with and are affected by government regulations that impact our operating costs and profit margins, as well as our internal organization and operation. The most significant regulations are:

•	the U.S. Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of government contracts, including our GSA contract;
•	the U.S. Truth in Negotiations Act; and
•	the U.S. Cost Accounting Standards.

These regulations affect how we and our customers do business and, in some instances, impose added costs. Any failure to comply with applicable laws or any changes in applicable laws could result in contract termination, price reduction, customer reimbursement, contract suspension or debarment from contracting with the U.S. government. Any of these results could adversely affect our financial performance.

An unfavorable outcome in pending litigation could adversely affect our cash flow, financial condition and results of operations.

In June 2004, Mace Incorporated (“Mace”) filed a complaint in the United States District Court for the Eastern District of Virginia (“Complaint”) against EFJohnson seeking damages against EFJohnson for claims of commissions allegedly due in conjunction with certain product sales to the federal government. Mace has alleged projected damages of $0.4 million and an unspecified percentage of past and future federal government sales. In January 2005, Mace and EFJohnson agreed in principle to resolve the matter by arbitration. As a result, the Complaint was jointly dismissed without prejudice. The parties’ negotiation failed to resolve the matter, and in July 2005, Mace re-filed the original complaint in the United States District Court for the Eastern District of Virginia. We believe EFJohnson has meritorious contractual defenses against Mace’s demands, and we intend to vigorously contest Mace’s allegations.

If we are unable to protect our intellectual property adequately or license technology from third parties, we could lose our competitive advantage.

Our ability to compete effectively against competing technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. Although we assess the advisability of patenting any technological development, we have historically relied on copyright and trade secret law, as well as employee and third-party non-disclosure agreements, to protect our proprietary intellectual property and rights. The protection afforded by such means may not be as complete as patent protection. In addition, the laws of some countries do not protect trade secrets. In the event that our proprietary rights prove inadequate to protect our intellectual property, our competitors may:

•	independently develop substantially equivalent proprietary information, products and techniques;
•	otherwise gain access to our proprietary information; or
•	design around our patents or other intellectual property.

In addition, much of our business and many of our products rely on key technologies developed by third parties, and we may not be able to obtain or renew licenses or technologies from these third parties on reasonable terms or at all. In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a technology licensed to us, the protection of the intellectual property rights may not be in our hands. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired which, may impact our ability to develop, market and commercialize the related products.

If we are subject to litigation and infringement claims, they could be costly and disrupt our business.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the United States or other countries that are pertinent to our business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our technology efforts will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others.

We have received in the past, and may receive in the future, notices from third parties alleging patent, trademark or copyright infringement, claims regarding trade secrets or contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our technology efforts. If a successful claim were brought against us, we may be required to license the intellectual property right from the claimant or to spend time and money to design around or avoid the intellectual property. Any such license may not be available at reasonable terms, or at all.

We may, however, be involved in future lawsuits, arbitrations or other legal proceedings alleging patent infringement or other intellectual property rights violations. In addition, litigation, arbitration or other legal proceedings may be necessary to:

•	assert claims of infringement or misappropriation of or otherwise enforce our intellectual property rights;
•	protect our trade secrets or know-how; or
•	determine the enforceability, scope and validity of our intellectual property rights or those of others.

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties’ intellectual property rights. We may also be restricted or prevented from developing, manufacturing, marketing or selling a product or service that we develop. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all. In addition, we may have to participate in proceedings before the United States Patent and Trademark office, or before foreign patent and trademark offices, with respect to our patents, patent applications, trademarks or trademark applications or those of others. These actions may result in substantial costs to us as well as a diversion of management attention. Furthermore, these actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products and services on which our business strategy depends.

Our sales to foreign customers are subject to various export regulations, and the inability to obtain, or the delay in obtaining, any required export approvals would harm revenues.

Our sales to foreign customers are subject to export regulations. Sales of many of our encryption products require clearance and export licenses from the U.S. Department of Commerce under these regulations. We cannot assure that such approvals will be available to us or our products in the future in a timely manner, or at all, or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. In addition, the Department of Commerce or State may prevent us from selling products to any of our distributors, customers or end-users at any time. Our inability to obtain, or a delay in obtaining, required export approvals would harm our international sales. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international market. We cannot predict the impact of these factors on the international market for our products.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. In addition, if we fail to maintain an effective system of internal controls over our financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq National Market rules, are creating new compliance requirements for companies such as ours. While we are committed to maintaining high standards of corporate governance and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

For example, Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal control over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, which commenced with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the increased regulatory compliance and reporting requirements. If our independent registered public accounting firm were not able to certify as to the adequacy of the internal control over financial reporting, the financial markets could lose confidence in the reliability of our financial statements. Our rapid growth and the move of our private wireless communications segment from Waseca, Minnesota to Irving, Texas and the outsourcing of our manufacturing present increasing challenges to maintain the internal control and disclosure control standards applicable to public companies.

In addition, if we fail to maintain effective controls and procedures, we may not be able to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to a public company. Any failure to timely provide the required financial information could materially and adversely impact our business, our financial condition and the market value of our securities.

Litigation may have an adverse impact on our financial results.

The nature of our business exposes us to the potential of litigation from customers and third parties. From time to time we are involved in lawsuits resulting from current and past operations or products. Examples of litigation in connection with past products include allegations of injury arising from alleged non-performance and malfunctioning of EFJohnson manufactured radios. The outcome of these lawsuits may result in damages and awards which could have a material impact on our profitability, our business operations or financial condition.

Failure to comply with financial covenants in our credit facility could result in termination of the credit facility.

In 2004, we amended our revolving credit facility with Bank of America, which expires on September 30, 2007. The credit facility has certain financial covenants with which we were in compliance as of September 30, 2005. However, there can be no assurance that we will remain in compliance with all of these financial covenants. Without the benefit of a revolving credit facility, a substantial decline in revenues or gross margins or a material increase in costs or expenses could impact our liquidity position. Further, without a revolving credit facility, our ability to grow, either internally or through acquisition, would be severely restricted.

Our failure to comply with, or changes in, governmental regulation could adversely affect our business and operations.

Our private wireless communications and secured communications products, and the spectrum within which these products are used, are subject to regulation by domestic and foreign laws and international treaties, as are our customers. In particular, our wireless radio products are regulated by the Federal Communications Commission, or the FCC. We believe we are in compliance with all material regulations governing our products and operations. However, the regulatory environment is uncertain. Changes in the regulatory structure, laws or regulations, or in the use or allocation of spectrum, could adversely affect us or our customers. Such changes could make our existing or planned products obsolete or not sellable in one or more markets, which could have a material adverse effect on us. Further, our failure to comply in the future with applicable regulations could result in penalties on us, such as fines, operational restrictions, or a temporary or permanent closure of our facilities.

If we do not effectively manage the anticipated global transition from analog to digital products, our secured communications revenues would be adversely affected.

The wireless radio markets are gradually migrating from analog to digital equipment. This migration is primarily due to bandwidth capacity constraints, availability of additional features, and digital transmissions being more secure than analog transmissions. However, if, for whatever economic or geopolitical reasons, this transition accelerates, we may not be in a position to effectively respond to the change from a market and product position. Accordingly, such an occurrence would adversely affect our operations as a result of the unexpected decrease in demand for our add-on security devices.

Our inability to secure satisfactory bonding arrangements would adversely affect revenues.

In the normal course of our business activities, we are required under a contract with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under our contracts. A number of factors can limit the availability of such bonds, including a company’s financial condition and operating results, a company’s record for completing similar systems contracts in the past and the extent to which a company has bonds in place for other projects. Bonds, which expire on various dates, totaled $5.3 million at September 30, 2005, and, as of such date, no bonds have been drawn upon. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of our bonds could reduce the maximum amount of bond coverage available to us, or impose additional restrictions with respect to the issuance of bonds on behalf of us. Our inability to secure bonding arrangements when needed would adversely affect our ability to be awarded new systems installation contracts, which would adversely affect our revenues.

Our business and operating results will be harmed if we are unable to manage our business growth.

Our business has experienced periods of rapid growth that have placed, and will continue to place, significant demands on our managerial, operational and financial resources. In order to manage this growth, we must continue to improve and expand our management, operational and financial systems and controls, including the continued training of our employees. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. We may not be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers. If we do not effectively manage our growth or are unsuccessful in recruiting and retaining personnel, our business and operating results will be harmed.

The nature of our business and industry make forecasting difficult.

Current economic and market conditions have limited our ability to forecast our sales volume and product mix, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in operating results. Our planned expense levels depend, in part, on revenue expectations. Our planned expenses include significant investments in research and development necessary to develop products to be sold to current and prospective customers, even though we are unsure of the volume, duration, or timing of any purchase orders. Accordingly, it is difficult to forecast revenue and operating results. If our revenue or operating results are below investor and market analyst expectations, it could cause a decline in the price of our common stock.

We may pursue strategic acquisitions that could result in significant charges or management disruption and fail to enhance stockholder value.

A key part of our strategy is to selectively pursue acquisitions. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. In addition, in connection with an acquisition, we may incur significant amortization expenses related to intangible assets. We also may incur significant write-offs of goodwill associated with companies, businesses or technologies that we acquire.

Acquisitions and strategic investments may involve a number of other risks, including:

•	difficulties in integrating the operations, technologies, and products of the acquired companies;
•	diversion of management’s attention from our existing business;
•	potential difficulties in completing the acquired company’s projects; and
•	the potential loss of the acquired company’s key employees.

We cannot be assured that our future strategic investment decisions will generate adequate financial returns or that such decisions will not ultimately result in losses and a material drain on our cash resources.

Business, political, regulatory, or economic changes in foreign countries in which we market our products or services could adversely affect our revenues.

Although all of our sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness, economic attractiveness, and, ultimately, profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, in regions and nations to which we presently market, could result in lower revenues for us.

In 2002, 2003 and 2004, international sales constituted approximately 15%, 13% and 23% of revenues, respectively, most of which involve our higher margin secured communications products. While most of the international sales are supported by irrevocable letters of credit or cash in advance, and thereby pose little credit risk, our international business could be adversely affected by a variety of factors presenting increased risks to profitability. These factors include:

•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	political and economic instability in foreign markets;
•	difficulties in establishing foreign distribution channels;
•	longer payment cycles or uncertainty in the collection of accounts receivable;
•	increased costs associated with maintaining international marketing efforts;
•	cultural differences in the conduct of business;
•	natural disasters or acts or terrorism;
•	difficulties in protecting intellectual property; and
•	susceptibility to orders being cancelled as a result of foreign currency fluctuations (since all our quotations and invoices are denominated in U.S. dollars).

Risk Factors Related to Our Industry

If the current Project 25 standard is supplanted by some other recommended protocol or is otherwise not supported or mandated by the federal, state and local government agencies, it would adversely affect our operations, cash flows and financial condition.

In 1995, APCO promulgated a new recommended standard known as Project 25. Our private wireless communications marketing and research and development efforts are substantially focused on Project 25 standard compliant equipment. We believe that sales of our Project 25 digital wireless radio products have been, and will continue in the foreseeable future to be, substantially dependent upon Motorola’s dominant position as a market leader in the Project 25 marketplace. Motorola is the largest manufacturer of Project 25 compliant wireless radio products and has been the principal public supporter of the Project 25 digital transmission standard for the wireless radio market. If Motorola does not continue to support the standard, or if the Project 25 standard is otherwise abandoned by industry and the government public safety and public service users, it would adversely affect our operations, cash flows and financial condition. Further, if the industry materially accelerates its movement towards Phase II, the next generation of APCO Project 25 standard, to the degree that our development efforts cannot keep pace with Phase II compliant equipment, it would have a material adverse effect on our financial results.

Our sales are substantially concentrated in public sector markets that inherently possess additional risks that could harm revenues and gross margins.

A significant portion of our revenue is derived from sales to federal, state, and local governments, both directly or through system integrators and other resellers. Sales to these government entities present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns, changes in government personnel, political factors and the government’s reservation of the right to cancel contracts for its convenience. The bidding cycle for a request for proposal, or RFP, and contract award stage can take six months to two years before a contract is awarded and the government customers funding process for these systems can delay the bidding cycle as well. We expect that sales to government entities will increasingly be subject to competitive bidding requirements. This intensified competition can be expected to result in lower prices, longer sales cycles and lower margins. Further, our sales to these domestic public safety and public service entities can be substantially attributed to Project 25 interoperability mandates and Homeland Security initiatives. Changes in governmental budget priorities could result in decreased opportunities for us to sell into this market segment.

We face competitive pressures that could adversely affect revenues, gross margins and profitability.

The private wireless communications and secured communications equipment industries, and the wireless radio market segment in particular, are highly competitive. Motorola and M/A-Com hold dominant and entrenched market positions in the domestic public safety and service market for wireless communication products. In addition, these competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than our resources. Finally, these competitors have established trade names, trademarks, patents and other intellectual property rights and substantial technological capabilities. These advantages allow such competitors to:

•	respond more quickly to new or emerging technologies;
•	manage more extensive research and development programs;
•	undertake more far-reaching marketing campaigns;
•	engage in more aggressive merger and acquisition strategies; and
•	adopt more aggressive pricing policies.

In addition, other wireless communication technologies, including cellular telephone, paging, SMR, satellite communications and PCS currently compete and are expected to compete in the future with certain of our standalone products. Some have already announced or are expected to announce the availability of Project 25 compliant products or digital land mobile radios as part of their product offering. Accordingly, we cannot make any assurances that we will be able to continue to compete effectively in the private wireless communications and secured communications equipment market, that competition will not intensify, or that future competition from existing or from new competitors will not have a material adverse effect on our revenues, gross margins or profitability.

Our future success will depend upon our ability and the resources available to respond to the rapidly evolving technology and customer requirements in the markets in which we operate.

The private wireless communications and secured communications markets in which we compete are rapidly evolving as a result of changing technology, industry standards and customer requirements. Our ability to compete effectively will depend upon our ability to anticipate and react to these changes in a timely manner. We may not have adequate capital or human resources to respond to these changes. Technological developments in the digital wireless radio industry include the use of digital trunking, digital simulcast and digital voting technologies. These technologies have led a number of manufacturers to change the architectures and methodologies used in designing, developing and implementing large wireless radio systems. In order for us to develop and integrate these new technologies into our products, we have made a substantial investment in fixed assets and human resources. However, there can be no assurance that such resources will be readily available to us in the future. Our failure to incorporate these technologies into our wireless radio products could, place our wireless radio products at a competitive disadvantage. This situation could possibly make our hand-held and mobile wireless radios incompatible with systems developed by other manufacturers, which would have a material adverse effect on us.

Our operating results historically fluctuate from period to period.

Our operating results may fluctuate from period to period due to a number of factors including:

•	timing of customer orders;
•	timing of the introduction of new products;
•	timing and mix of product sales;
•	seasonality of the product sales;
•	general economic conditions, both in the United States and overseas;
•	specific economic conditions in the private wireless communications and secured communications industries; and
•	variable accounting treatment required for certain of our repriced stock options.

These factors make it difficult to use our quarterly results as a predictor of future operations. Historically, more than half of each quarter’s revenues result from orders booked and shipped during the third month of a quarter, and disproportionately in the latter half of that month. These factors make revenue forecasting inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, a relatively small revenue shortfall may cause a period’s results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, transit interruptions, overall economic conditions, or natural disasters.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates APB No. 29’s exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This pronouncement is effective for us in 2006 and is not anticipated to have a material effect on our consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. The statement clarifies the FASB’s position that abnormal amounts of costs, such as idle freight, handling costs, or spoilage, should be recognized as current-period costs and requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. Since, heretofore, we had already been costing our inventory in accordance with the methodology required by SFAS No. 151, this pronouncement is effective for us in 2006 and is not anticipated to have a material effect on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although all of our sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for us. While most international sales are supported by letters of credit or cash in advance, the purchase of our products by international customers presents increased risks, which include:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) reviewed and evaluated our disclosure controls and procedures, as defined in Rule 240.13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2005.

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

In response to the increased risk imposed by these changes, management increased the nature and extent of analytical review and analysis of the accounts impacted by the changes described and conducted a physical inventory at the end of each quarter in 2005. We anticipate that there could be additional changes in our internal controls process during the fourth quarter ending December 31, 2005, as we continue to enhance our internal controls effectiveness in conjunction with the outsourcing of our manufacturing and final assembly.

During the third quarter ended September 30, 2005, we found that the internal control over our data entry process associated with specific contracts in our private wireless communications segment and the related reconciliation process designed to identify resulting errors on a timely basis were not effective; accordingly, we identified a material weakness in our internal controls over our recording of entries relating to our percentage of completion accounting in our private wireless communications segment and the operating effectiveness of the account reconciliation process.

In response, we instituted procedures in the third quarter to improve the internal controls associated with this accounting process and specifically the validation of manually processed data. We also focused on improving our account reconciliation process to ensure that all significant account balances have been reconciled, as necessary, prior to release of financial statements in external reports. We intend to continue to enhance our internal controls associated with these processes. In preparation of our financial statements as of and for the periods ended September 30, 2005, management believes that our internal controls over these processes are operating and effective.

There were no other changes in our internal controls over financial reporting during the quarter ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

See Note 10 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEMS 2 - 3

N/A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A.

ITEM 5.

N/A

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2005

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2005

32.0	Written certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date:	November 1, 2005	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)