Form 10-K
period 2005-12-31
EFJ INC
filed 2006-03-09
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March  3, 2006, 25,879,734 shares of EFJ, Inc. common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2005 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

Unless the context otherwise provides, all references in this Annual Report on Form 10-K to “Company,” “we,” “us” and “our” include EFJ, Inc., its predecessor entity and its subsidiaries, including E.F. Johnson Company and Transcrypt International, Inc., on a combined basis. All references to “EFJohnson” refer to E.F. Johnson Company, and all references to “Transcrypt” refer to Transcrypt International, Inc. Further, all references to the private wireless communications segment refer to E. F. Johnson Company, and all references to the secured communications segment refer to Transcrypt International, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties, and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of EFJ, Inc. and its consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of earnings, revenue, expenses, liquidity, or other financial items; future sales levels and customer confidence; any statement of the plans, strategies, and objectives of management for future operations; any statements concerning developments, performance, or market share relating to products or services; any statements regarding future economic conditions; any statements regarding pending claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include macroeconomic and geopolitical trends and events; the outcome of pending legislation; the execution and performance of contracts by suppliers and customers; employee management issues; the challenge of managing asset levels, including inventory; the difficulty aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” set forth in this Report, and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this Report. We assume no obligation and do not intend to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

We design, develop, market and support private wireless communications, including wireless radios and wireless communications infrastructure and systems for digital and analog platforms. In addition, we offer secured communications encryption technologies for analog wireless radios. We provide our products and services to homeland security, defense, public safety and public service and international markets. We leverage our software and engineering expertise in radio frequency, or RF, applications to provide first responders, such as police, fire and other emergency personnel secure, highly reliable wireless radios and systems. The adoption of new digital products and systems is being accelerated by the Federal Communications Commission, or FCC, mandate for narrowband efficiency as well as the need for interoperable communications and information systems related to homeland security. Customers for our products and systems include federal, state and local governmental entities, domestic commercial users, and international entities.

Through EFJohnson, one of our subsidiaries, we design, develop, market and support wireless radios and wireless communications infrastructures and systems. Our wireless radio offerings are primarily digital solutions designed to operate in both analog and digital wireless radio system environments. Our products and systems are based on industry standards utilizing Voice over Internet Protocol, or VoIP, technology and are designed to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications. We sell private wireless communications products and systems primarily to domestic governmental entities, such as the Departments of Defense and Homeland Security, as well as state and local governmental agencies.

We also have significant license rights that allow us to sell private wireless communications products that are compatible with the large installed base of analog wireless radios, infrastructure and proprietary systems as well as networks that will utilize the next generation of public safety technology. There is a strong commitment by the federal government to improve homeland security by providing first responders with secure and interoperable communications. Government agencies are currently mandating secure and interoperable compliant digital wireless communications systems to replace the existing proprietary analog systems. We understand that the federal government, which typically provides the funding for such wireless systems, and to a lesser extent state governmental agencies, have made appropriations for such future systems a top priority.

Through Transcrypt, our other subsidiary, we design, develop, market and support secured communications encryption technologies for analog wireless radios. Our secured communications segment leverages our leading market position to gain new customers in parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to a digital secured communications system is prohibitive. Our secured communications products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. Terrorist threats, political unrest and military conflicts drive the need for more secured communications. We are developing other solutions, such as our digital encryption product for analog wireless radios, to obtain higher levels of security and that allows for compatibility with our analog encryption product line.

We moved our principal business offices from 1232 22nd Street NW, Suite 600, Washington, D.C. 20037 to 1440 Corporate Drive, Irving, Texas, 75038, effective March 1, 2005. Our telephone number is (972) 819-0700; and our website is www.efji.com.

Industry

Private Wireless Communications

Background

In the mid-1930s, police departments began using wireless radio systems to enable immediate communication between headquarters and patrolling officers. Historically, a local municipality would procure a proprietary wireless system that met the needs of its municipal police organization with little concern if it was interoperable with other local private wireless systems. The public safety and public service market for wireless communications evolved with agencies purchasing disparate systems. As a result, the private wireless communications market for domestic public safety and public service agencies has a large installed base of proprietary analog radios and infrastructure.

The federal government allocates certain RF spectrum specifically to ensure critical and secure communications for first responders and other government users. Unlike the cellular market, governmental entities are not required to purchase licensed spectrum. Governmental entities purchase private wireless products and systems for their own use and do not pay ongoing monthly services or airtime fees.

The private wireless communications industry provides two-way wireless communications through wireless networks, which include infrastructure components such as base stations, transmitters and receivers, network switches and portable and mobile two-way communication radios. Individual users operate portable hand-held radios and vehicular mounted radios in the private wireless communications system. Utilizing free licensed RF spectrum, the user owns and operates the private wireless communications system, which is networked by linking the infrastructure components together. Users often require solutions that integrate their existing private wireless communication radios and systems with enterprise wide applications.

Earlier wireless communications devices utilized conventional systems. Conventional systems use a single channel to transmit and receive information. All users have unrestricted access, and the user must monitor the system and wait until the channel is unoccupied to make a call. The technology later evolved to what is now referred to as a trunked system. Trunked systems combine multiple channels so that an unoccupied channel is automatically selected when a user begins transmitting, allowing for increased usage of the same amount of licensed radio spectrum. With the development of digital wireless radios and trunked systems, the industry has a choice between conventional and trunked systems. The availability of new features, channel allocations and available frequency band is driving many customers to trunked technology. More recently, electronics manufacturers developed spectrally efficient, or low-bandwidth, digital communications devices.

Technological developments have enabled wireless radio systems to be networked, permitting multiple sites between users to be linked together through a switch to provide extended geographic coverage. More recent technology provides for the interconnection between users to be accomplished over digital packet-based networks using VoIP. Wireless communications networking technology continues to evolve as public users demand greater integrated voice and data capabilities.

Technical Standards

Many federal, state and local agencies operate wireless radio equipment that complies with specifications established by the Association of Public Safety Communications Officials International, Inc., or APCO. APCO is the world’s largest not-for-profit professional organization dedicated to the enhancement of public safety communications. APCO has more than 16,000 members around the world, and it serves the people who manage, operate, maintain, and supply the communications systems used to safeguard the lives and property of citizens. The APCO 16 standard, established in 1979, includes recommendations for 800 MHz transmissions, analog voice modulations and trunking functions for use of the RF spectrum. However, the APCO 16 recommendations permitted development of proprietary systems. As a result, three proprietary APCO 16 technologies evolved in the market, Motorola’s SmartNet®/SmartZone®, TYCO International’s EDACS®, and our Multi-Net®, with Motorola establishing the dominant market position. The establishment of proprietary systems effectively eliminated competition severely hampering interoperability and market choice. Consequently, APCO focused on a more comprehensive standard that would emphasize interoperability.

In 1995, APCO promulgated a new recommended standard known as Project 25. Project 25 specifies features and signaling for narrow band digital voice and data with conventional and trunking modes of operation. The Telecommunications Industry Association, or TIA, participated in the development of these standards, following an industry-sanctioned accredited process. Project 25 was structured to specify details of fundamental wireless radio communications to allow multi-source procurement and interoperability of Project 25 systems.

The Project 25 standard has been adopted by the National Telecommunications and Information Administration, or NTIA. NTIA controls wireless radio specifications for the federal government and has specified a conversion to narrowband by January 1, 2008. Several U.S. government agencies, including the Departments of Defense, Homeland Security, Interior, Justice and Treasury, have specified a Project 25 requirement for procurements of new wireless radio equipment. Although, state and local public safety agencies are not currently required by the FCC or NTIA to purchase Project 25 compliant wireless radio systems or otherwise adopt the Project 25 standard, Project 25 compatibility is a key purchasing factor for state and local public safety and public service wireless radio buyers. Due to the FCC mandate for narrowband communications, the demand for Project 25 wireless radio systems is expected to significantly increase.

During 2005, the FCC enacted regulatory changes to reallocate portions of the 800 MHz frequency band. The reallocation was designed to alleviate interference problems experienced by some public safety, business, and industrial users which were caused by commercial systems, most notably SPRINT NEXTEL. The resulting regulatory changes will consolidate all public safety users into one portion of the 800 MHz frequency band, and move the commercial systems to a different portion of the RF spectrum. The resulting frequency transition will impact many of the public safety users, who must transition their radio systems into a different portion of the frequency band. These transitions will result in challenges supporting existing customers in rebanding their equipment, as well as opportunities to upgrade the customer’s equipment.

Secured Communications

The secured communications industry originated from the need to secure sensitive wireless military communications. By the late 1970s, these devices became economically feasible for non-military government users, such as police, fire, emergency personnel and large commercial users, such as transportation, construction and oil companies. The secured communications industry is generally comprised of products designed to protect the transmission of sensitive voice and data communications. Without such protection, many forms of electronic communications, telephone conversations and remote data communications are vulnerable to interception and theft.

Wireless communications can be transmitted through either analog or digital modulation technology. Analog transmissions typically consist of a voice or other signals modulated directly onto a continuous radio wave. An analog transmission can be made secure by scrambling the original signal at the point of transmission, and reconstituting the original signal at the receiving end. Digital transmissions can be made secure by a process known as encryption, which utilizes a mathematical algorithm to rearrange the bit-stream prior to transmission and a decoding algorithm to reconstitute the transmitted information back into its original form at the receiving end. The use of scrambling and encryption equipment, is required on both the transmitting and receiving sides of communications to operate in secure mode. However, most wireless radio encryption products can be used in the clear, non-scrambled mode to communicate with equipment that does not contain a corresponding security device.

Suppliers of secured communications products typically charge higher prices for encryption modules featuring more advanced levels of security. Typical users of the most basic form of scrambler, the frequency inversion scrambler, include taxi dispatchers, other types of consumer businesses, and transportation companies. The encryption technology can be purchased as an embedded or add-on device.

Wireless radio encryption users are migrating from analog to digital transmission systems at different rates around the world. In developing countries, wireless radio systems remain analog because the cost to upgrade to digital secured communications system is usually prohibitive and there is lower demand for RF spectrum. The large existing analog wireless radio installed base can obtain encryption and scrambling security features in the aftermarket with add-on modules to analog radios, often incurring substantially less costs than converting their entire wireless radio system to digital. Drivers for secured communication systems with scrambling and encryption include an increase in military conflicts and heightened security concerns.

Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the opportunities we see in our industry.

Technical and Industry Expertise — We have significant software experience in public safety radio networks. Our next generation public safety radio network is scalable, allowing our customers to implement a network that can grow as their radio system needs change. Our research and development efforts are focused on integrating voice interconnectivity between wireless sites by applying standard internet protocol switching techniques. We leverage our engineering and technical expertise to address the specific needs of our customers and developments in our market. We are an industry standards leader within both APCO and TIA, providing significant support by chairing committees and working groups formulating the standards. Our technical expertise has enabled us to improve our core technologies and incorporate them into our new products more quickly and with relatively lower development costs due to our ability to build these platforms based on software defined radios.

Product Value Proposition — We continue to make significant investments in research and development to provide greater features in our products and systems for our customers. Furthermore, by leveraging our private wireless communications expertise, we can provide lower cost products with enhanced features.

Motorola License Rights — We have significant license rights that allow us to sell products that work in the largest proprietary analog public safety radio network base as well as in networks that will utilize the next generation of public safety technology. This allows us to address the large installed proprietary analog market that has extensive investments and will likely convert to Project 25 digital solutions on an incremental basis over the next few years. This license facilitates the selling and marketing of our products to customers that undergo the transition to the new digital systems.

Customer Relationships — We have extensive customer relationships with several U.S. government agencies, including the Departments of Defense, Homeland Security, Interior, Justice and Treasury as well as state and local governmental agencies and international entities. We are able to attract such customers due to our competitive product positioning, brand awareness and strong service commitment. Our products have also gone through numerous customer testing and government regulatory qualification processes which can take significant time and effort. After our products are approved for use by the various government agencies, we obtain the necessary approval to list our products for sale on procurement contracts, such as the General Services Administration, or GSA, schedule to make them available for purchase. For our secured communications segment, we leverage our customer relationships to maintain a leading market position in analog radio encryption by providing a high level of service and support.

Strategy

We believe the following key elements of our strategy will allow us to continue to grow our business as a leading provider of private wireless and secured communications technologies.

Continue our Digital Product Development — Demand is growing as the private wireless communications industry transitions from analog to digital platforms, which increasingly utilize digital Project 25 products and solutions. We plan to capitalize on this demand growth by continuing to develop Project 25 compliant feature enhancements and additions to our digital radios and systems. In addition, our secured communications business will continue to enhance our recently launched products that provide digital encryption for analog radios. The commercialization of this product will enable us to provide high level digital security to customers who continue to utilize analog radio technology.

Offer Scalable System Solutions Based on VoIP — We believe that the architecture of our communications network has positioned us to address the private wireless systems market. Our VoIP systems are cost-effective for a full range of system deployments and offer expandability, making it easy to add new features and capabilities. Our VoIP solution provides for migration from analog systems to digital systems as well as integration of future Project 25 system enhancements.

Pursue Strategic Acquisitions — We intend to pursue strategic acquisitions that will further strengthen our competitive position and drive revenue and profitability growth. We seek to make acquisitions that expand our product portfolio, build on our existing system capabilities, or give us a presence in complementary markets. Our strategy is to accelerate our ability to provide more complete and valuable solutions to our customers.

Actively Participate in Driving Industry Standards — We intend to continue to be a leader in setting the public communications standards, which are critical to the markets we address. Our active participation in APCO development activities allows us to contribute to the development of better solutions for the market, to build recognition of our technical competence in the industry and among our customers, to gain insight into market trends, and to secure positions for our intellectual property within the technology standards.

Products and Services

Our private wireless communications products consist of wireless radios and communication systems, which include, system design and installation of infrastructure equipment and services. Our services include technical support maintenance contracts, service parts and training. Our wireless radio offerings are primarily designed to operate in both analog and digital system environments that include Multi-Net®, Motorola’s SmartNet®/SmartZone® and Project 25. Our wireless radios, both hand-held portable radios and vehicle-mounted mobile radios, can contain digital encryption technology, Project 25 trunking and various other features.

Private Wireless Communications Products

Hand-held Portables	Vehicle-Mounted Mobiles	Infrastructure Base Station/Repeaters	Systems
Project 25—5100 Series	Project 25—5300 Series	2600 Conventional	Conventional

PC Configure™ Programming Software for Portable Radios	PC Configure™ Programming Software for Mobile Radios	3800 Trunked	Trunked

Multi-Net®—ASCEND Portable	Multi-Net®—ASCEND Mobile	2000 LTR/Multinet®

Subscriber Management Assistant (SMA)	5300 Series Remote Handheld Controller

Our secured communication products are sold as embedded circuit boards or as an aftermarket add-on for existing analog radios and systems. These products are available in two packages, which include a modular and a plug-in package which OEMs or customers may install. We also produce modules that add signaling features to radios, including “man-down” (emergency signal broadcast if radio position becomes horizontal), “stun-kill” (disables lost or stolen radios remotely), “ANI” (automatic number identification of radios) and OTAR (changes encryption and scrambling codes remotely). We also offer a wireless radio encryption module, for use as an add-on or in OEM equipment that is based upon the U.S. digital encryption standard known as DES. Our newest development project, allows analog transmissions to be more securely encrypted in a digital format that will also permit backward compatibility with most of our older encryption modules.

Customers

We sell our products to federal, state and local governmental entities, domestic commercial users and international entities. The end users for our products are first responders such as police, fire and other emergency personnel and other governmental users. Below is a selected list of our customers:

Private Wireless Communications	Secured Communications

Federal	Indian Army Colombian Army U.S. Army New York Police Department
U.S. Department of Defense
U.S. Department of Homeland Security
U.S. Department of Interior
State
Texas Department of Public Safety
State of South Dakota
Local
Chester County, Pennsylvania Department of Emergency Service
City of Fairbanks, Alaska

We sell private wireless communication products and systems primarily to domestic entities, such as federal, state and local governmental agencies. The U.S. Department of Defense was a significant customer, accounting for approximately 29% and 35% of consolidated revenues in 2005 and 2004, respectively.

Sales and Marketing

We sell our private wireless communications products domestically through a direct sales force of account executives and sales managers as well as indirect channels of dealers and manufacturer representatives. We provide support to wireless radio dealers, who re-sell our products to end-users. This support includes advertising materials, sales and service training and technical support. Our international sales are primarily made through a specialized international direct sales force in conjunction with company-authorized dealers/distributors, which typically provide a local contact and arrange for technical training in foreign countries. Our 21 sales employees work with our private wireless communications dealer network which spans the United States with approximately 200 participating members. Our secured communications sales employees work with a select group of dealers that service the majority of the countries around the world.

The majority of system sales involves soliciting and responding to RFPs. The RFP process for system sales has a relatively long cycle time, typically taking as long as one year, and, depending on the size of the system, taking multiple years to complete installation of a project. In connection with the sale of wireless radio systems to local and state governmental entities, we may be required, at the time the bid is submitted and once the contract is entered into, to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts.

Much of our private wireless communications business is obtained through submission of formal competitive bids. Our governmental customers generally specify the terms, conditions and form of the contract. Government business is subject to government funding decisions and contract types can vary widely, including fixed-priced, indefinite-delivery/indefinite quantity, or IDIQ, and government-wide acquisition contract with the GSA which requires pre-qualification of vendors and allows government customers to more easily procure our products and systems.

GSA schedule contracts are listings of services, products and prices of contractors maintained by the GSA for use throughout the federal government. When an agency uses a GSA schedule contract to meet its requirement, the agency or the GSA, on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s services requirements and initiates a competition limited to GSA schedule qualified contractors. Use of GSA schedule contracts provides the user agency with reduced procurement time and lower procurement costs.

Research and Development

We design new products around common wireless technologies using commercial off-the-shelf signal processing platforms and circuitry. We have generally been able to incorporate improvements in core technologies into our new products more quickly and with relatively lower development costs due to building these platforms based on software defined radios.

Our research and development organization has expertise in RF technology, VoIP computer architecture, switch architecture, networking, cryptography, object-oriented software, and analog and digital hardware designs. This knowledge base is leveraged to implement new standards into our products and systems. Ongoing engineering efforts are focused on adding features to existing product lines and developing new and innovative products and platforms. Cross-disciplinary groups, involving marketing, customer service, manufacturing and engineering are used for product planning, definition, and testing. Our research and development efforts presently encompass upgrading and supporting existing product lines and development of future products.

We will continue to develop Project 25 products, which will continue to comply with the Project 25 standard. Current developments include the addition of lower-cost digital portable and mobile radios, as well as the development of Project 25 infrastructure equipment, including Project 25 trunking infrastructure, such as repeaters, base stations, network-switching equipment and consoles. We have applied standard internet protocol switching techniques for the connection of wireless sites and have submitted a VoIP fixed station interface for APCO/TIA standards consideration.

We are continuing to enhance an analog encryption module that utilizes digital encryption techniques to achieve a more secure level of encryption.

Intellectual Property and Licenses

As of December 31, 2005, we held 47 U.S. patents. These patents cover a broad range of technologies, including trunking protocols, high-end scrambling and encryption techniques, methods of integrating after-market devices, and a high-speed data interface for wireless radio communications. Furthermore, we hold registered copyrights that cover software containing algorithms for frequency hopping, scrambling and wireless radio signaling technologies, as well as numerous registered trademarks related to the “EFJohnson” and “Transcrypt” names and product names. In addition to patent, trademark, and copyright laws, we rely on trade secret law and employee and third party non-disclosure agreements to protect our proprietary intellectual property rights.

We have obtained from Motorola a non-exclusive, worldwide license to manufacture products containing certain proprietary wireless radio and digital encryption technology. We pay Motorola a royalty for the use of this license which allows us to sell Project 25 compliant devices into the largest analog installed customer base in the United States. We believe this technology will be important to the success of our business. The license includes rights to use Motorola’s proprietary analog APCO 16 trunking technology (SmartNet®/ SmartZone®), Project 25 required products, and certain Motorola digital encryption algorithms in our wireless radio products. In addition, we obtained a license to utilize certain proprietary technology from Motorola relating to the development of Project 25 compliant digital wireless radios. This license covers wireless radios, infrastructure wireless systems and other Project 25 technology.

Suppliers

Our private wireless communications products are manufactured by McDonald Technologies International Inc., a Texas-based contract manufacturer. We assemble our secured communications products at our facility in Lincoln, Nebraska. Sub-assembly components for secured communications products are manufactured by Tran Electronics, Inc., a Minnesota-based contract manufacturer.

McDonald Technologies has vendors manufacture components and subassemblies in accordance with our specific design criteria. Some components and subassemblies used in our products are presently available only from a single supplier or a limited group of suppliers. CalAmp provides us with our RF module for our private wireless communication products. If necessary, we believe that alternative sources could be obtained to supply these products. To date, we have been able to obtain adequate supplies of key components and subassemblies in a timely manner from existing sources. We outsource manufacturing which permits us to more efficiently allocate our resources on marketing and research and development efforts, which we perceive to be our core competencies.

Competition

In addition to EFJohnson, we believe that Motorola, M/A-Com (a subsidiary of TYCO International), Thales, Datron, Icom, Kenwood and Relm are currently the principal suppliers of Project 25 wireless radio products, although we anticipate other companies to announce future entry into the Project 25 compliant product market. Of our competitors, we believe that Motorola, and to a much lesser extent, M/A-Com, are the only Project 25 suppliers offering trunked infrastructure.

In North America, Motorola is the leading provider of wireless radio equipment to the public safety and public service segments, in which market segment, M/A-Com is considered to be the second largest provider. We believe Motorola to be the dominant competitor in the Latin American countries where we predominantly sell our wireless radio products outside the United States. Other wireless radio providers tend to focus on particular segments of the market, including European Aeronautic Defense and Space Company, Thales Communications, Uniden America Corporation, Kenwood, Icom America, Inc., Relm, Datron, Tait, Vertex and Midland. Our focus is homeland security, defense, public safety and public service and international markets, where we compete on the basis of value, technology and the flexibility, support and responsiveness provided by us and our dealers.

The markets for secured communications products are highly competitive. Competitors include Filcom d/b/a/ Daxon, Kavit Electronics Industries, and Midian Electronics Inc. Significant competitive factors in these markets include product quality and performance features, including effectiveness of security features, quality of the resulting voice or data signal, development of new products and features, price, name recognition, and quality and experience of sales, marketing and service personnel.

Government Regulation and Export Controls

Our wireless products are subject to regulation by the FCC under the Communications Act of 1934, as amended, and the FCC’s rules and policies as well as the regulations of the telecommunications regulatory authority in each country where we sell our products. Compliance with these regulations provide us with general approval to sell products within a given country for operation in a given frequency band, one-time equipment certification, and, at times, local approval for installation. Additionally, the FCC and foreign regulatory authorities regulate the spectrum used to provide wireless radio communications, as well as the construction, operation, and acquisition of wireless communications systems, and certain aspects of the performance of mobile communications products. Further, wireless radio communications of the U.S. government are controlled by the NTIA which regulates technical specifications of the product and spectrum used by the U.S. government and other users. Many of these governmental regulations are highly technical and subject to change. We believe that we and our products are in material compliance with all governmental rules and policies in the jurisdictions where we sell our products.

In the United States, all of our wireless products are subject to FCC rules. In those countries that have accepted certain worldwide standards, such as the FCC rulings or those from the European Telecommunications Standards Institute, we have not experienced significant regulatory barriers in bringing our products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance.

The majority of the systems operated by our private wireless customers must comply with the rules and regulations governing what have traditionally been characterized as “private radio” or private carrier communications systems. Licenses are issued to use frequencies on either a shared or exclusive basis, depending upon the frequency band in which the system operates. Some of the channels designated for exclusive use are employed on a for-profit basis, and other channels are used to satisfy internal communications requirements.

We offer products in bands below 800 MHz where multiple users in the same geographic area share channels. In this “shared” or conventional spectrum, there is no requirement for loading the channel to any particular level in order to retain use of the frequencies. These channels are generally used by entities satisfying traditional dispatch requirements in, among others, the transportation and services industries. In addition, some customers are applying trunking capabilities to their channels in the UHF (primarily 450-470 MHz) frequency band.

The regulatory environment is inherently uncertain and changes in the regulatory structure and laws and regulations, both in the United States and internationally, can adversely affect us and our customers. Such changes could make existing or planned products obsolete or unusable in one or more markets, which could have a material adverse effect on us. The FCC, through the Public Safety Wireless Advisory Committee, has considered regulatory measures to facilitate a transition by public safety agencies to a more competitive, innovative environment so that the agencies may gain access to higher-quality transmission, emerging technologies, and broader services, including interoperability.

In August 1998, the FCC adopted rules for licensing the largest block of spectrum ever allocated at one time for public safety. The FCC established rules for licensing 24 megahertz in the 700 MHz band and established a band plan for use of this spectrum. In accordance with this rule, in January 1999, the FCC established a Public Safety National Coordination Committee, or the NCC, to advise it on issues relating to the use of the 700 MHz public safety spectrum. The NCC was responsible for formulating a national interoperability plan, recommending technical standards to achieve interoperability, and providing policy recommendations on an advisory basis to the regional planning committees in order to facilitate the development of coordinated plans.

The NCC recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. During January of 2001, the FCC released its Fourth Report and Order in which Project 25 was chosen as the interoperability standard. Subsequent FCC rulings established a timetable for mandating the use of narrower channels in order to promote better spectrum utilization. Specifically, the date of January 1, 2007 was established as the date after which all radios that are FCC type certified, and all radios that are sold for use in the 700 MHz band must include a mode that has an equivalent 6.25 kHz channel efficiency. This date was also established as the date after which no 12.5 kHz licenses could be applied for. The FCC has subsequently, in rulings of 2005, delayed that date until January 1, 2015. Recent legislation known as the Digital Television Transition Act of 2005, as part of the Deficit Reduction Act of 2005, is expected to set the date of February 17, 2009 as the date by which all incumbent television broadcast stations must evacuate the 700 MHz spectrum, thus freeing the spectrum for the exclusive use of public safety users. This date, although later than previously anticipated, will ensure the opening of that spectrum for use in public safety systems.

FCC rulings in the VHF and UHF frequency bands have been enacted to promote more spectral efficiency by mandating the use of narrower channels. Recent FCC rulings in 2005, however, have delayed the implementation of some of these rules. The date by which all radios receiving type certification must have an equivalent channel efficiency of one voice channel in 6.25 kHz of spectrum, and preventing the certification of equipment with 25 kHz channel efficiency, initially set as January 1, 2005, has been delayed, thus allowing the continuation of certification and manufacture of 25 kHz equipment. The FCC has asked for comment in selecting a new date. The date of January 1, 2011 has been set as the last day for users to apply for 25 kHz licenses, and the last day to sell or import 25 kHz equipment. Also, the date of January 1, 2013 has been established as the date when all users must migrate away from 25 kHz equipment, and use equipment with 12.5 kHz channel efficiency or less.

Our secured communications products are subject to export restrictions administered by the Department of Commerce, which permit the export of encryption products only with the required level of export license. U.S. export laws also prohibit the export of encryption products to a number of specified hostile countries. Although to date, we have been able to secure most required U.S. export licenses, including licenses for export to approximately 120 countries since 1978, there can be no assurance that we will continue to be able to secure such licenses in a timely manner in the future or at all. Additionally, in certain foreign countries, our distributors are required to secure licenses or formal permission before encryption products can be imported.

We cannot predict whether any new legislation regarding export controls will be enacted, what form such legislation will take or how any such legislation will impact international sales of our products.

Backlog

Our secured communications products typically have a short turnaround cycle. In contrast, our private wireless communications products typically have a longer turnaround cycle due to customer system integration and contract delivery requirements, which may span multiple years. At December 31, 2005, we had a total backlog of purchase orders and contracts of approximately $62.3 million. This compares to total order backlog of $20.2 million and $22.2 million at December 31, 2004 and 2003, respectively.

Employees

At December 31, 2005, we had 272 full-time equivalent employees. We also use temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of our employees are covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price

Certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements may involve risks and uncertainties and relate, without limitation, to the following:

•	the results of our product development efforts;

•	future sales levels and customer confidence;

•	our future financial condition, liquidity and general business prospects;

•	perceived opportunities in the marketplace for our products;

•	successful launch of our products currently under development;

•	government regulation of policies involving our technology and / or products;

•	continued domestic government acceptance of Project 25 as interoperability standard; and

•	our other business plans for the future.

The actual outcomes of the above referenced matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. The following is a summary of some of the important factors that could affect our future results of operations and our stock price, and should be considered carefully.

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

We entered into outsourcing agreements at both of our operating segments during 2004. In 2005, all of the products for our private wireless communications segment, including final assembly, are being manufactured by McDonald Technologies, Inc., located in Texas, pursuant to an agreement with a term through May 14, 2009, which will be automatically extended for successive one-year periods thereafter unless sooner terminated by the parties. Similarly, all of the subassemblies for our secured communications segment are being manufactured by Tran Electronics, Inc., located in Minnesota, pursuant to an agreement with a term through December 2, 2009, which will be automatically extended for successive one-year periods thereafter unless sooner terminated by the parties. We acquire component parts, services and products from these suppliers through purchase orders at purchase prices that are updated from time to time during the term of the agreements. These agreements may be terminated at any time, without cause, upon, in the case of our agreement with Tran Electronics, six months prior written notice from either party and, in the case of McDonald Technologies, at least nine months prior written notice from either party, as well as, in the case of each agreement, immediately by either party in the event the other party fails timely to cure an event of default specified in the agreement. As a result, we effectively have limited long-term commitments regarding supply or price from these suppliers, which leaves us vulnerable to the risk that these suppliers may stop supplying services, component parts or products to us for any reason, including their financial viability. If the agreement with McDonald Technologies, Inc. was terminated, significant lead time and costs would be required to secure other sources for these services, component parts and products.

Any delay in obtaining services, component parts or products from our suppliers could affect our ability to meet our customers’ needs and result in lost sales, higher costs and the need to maintain excessive inventory levels or redesign certain affected electronic sub-assemblies, which may have a material adverse effect on our sales and profitability. Finally, a termination of either agreement as a result of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, our dependence on limited and sole source suppliers of components involves additional risks of inadequate supply, late deliveries and poor quality of component parts or products.

We depend on federal government contracts for a substantial portion of our revenues, and the loss of federal government contracts or a decline in funding of existing or future government contracts could adversely affect our revenues and cash flows.

A substantial portion of our revenues is dependent upon continued funding of federal government agencies, as well as continued funding of the programs targeted by us. U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government’s requirements. Further, our contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government that may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. We are in the process of responding to such an audit regarding our General Service Administration, or GSA, contract, which is scheduled to expire on April 2, 2006. We are unable to predict the outcome of this audit or any action the government may take as a result.

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

Unfavorable government audit results could subject us to a variety of penalties and sanctions.

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

Our sales to foreign customers are subject to export regulations. Sales of some of our encryption products require clearance and export licenses from the U.S. Department of Commerce under these regulations. We cannot assure that such approvals will be available to us or our products in the future in a timely manner, or at all, or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. In addition, the Departments of Commerce or State may prevent us from selling products to any of our distributors, customers or end-users at any time. Our inability to obtain, or a delay in obtaining, required export approvals would harm our international sales. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international market. We cannot predict the impact of these factors on the international market for our products.

The Company’s foreign transactions are subject it to additional risks.

Foreign Corrupt Practices Act prohibits corporations and individuals, including the Company and its employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Although the Company has implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of the Company’s employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of the Company’s policies. Any such violation, even if prohibited by the Company’s policies, could have a material adverse effect on the Company’s business.

Failure to comply with financial covenants in our credit facility could result in termination of the credit facility, which would severely strain our liquidity position.

In 2004, we amended our revolving credit facility with Bank of America, which expires on September 30, 2007. The credit facility has certain financial covenants with which we were in compliance as of December 31, 2005. However, there can be no assurance that we will remain in compliance with all of these financial covenants. Without the benefit of a revolving credit facility, a substantial decline in revenues or gross margins or a material increase in costs or expenses could severely strain our liquidity position. Further, without a revolving credit facility, our ability to grow, either internally or through acquisition, would be severely restricted.

Our failure to comply with, or changes in, governmental regulation could adversely affect our business and operations.

Our private wireless communications and secured communications products, and the spectrum within which these products are used, are subject to regulation by domestic and foreign laws and international treaties, as are our customers. In particular, our wireless radio products are regulated by the FCC. The regulatory environment is uncertain. Changes in the regulatory structure, laws or regulations, or in the use or allocation of spectrum, could adversely affect us or our customers. Such changes could make our existing or planned products obsolete or not sellable in one or more markets, which could have a material adverse effect on us. Further, our failure to comply in the future with applicable regulations could result in penalties on us, such as fines, operational restrictions, or a temporary or permanent closure of our facilities.

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

We may be unable to meet the rapid technology requirement required by our market.

The products as complex as those under development by us frequently are subject to delays, and we cannot assure you that we will not encounter difficulties, such as the inability to assign a sufficient number of quality software and hardware engineers to key projects or other unanticipated causes, that could delay or prevent the successful and timely development, introduction and marketing of new products or required product features. In addition, our products are implemented certain third-party hardware and software. We cannot assure you that we will be able to design, have manufacture, or procure from third parties, the hardware and software necessary to successfully implement our new products and applications.

Our inability to secure satisfactory bonding arrangements would adversely affect revenues.

In the normal course of our business activities, we are required under certain contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under our contracts. A number of factors can limit the availability of such bonds, including a company’s financial condition and operating results, a company’s record for completing similar systems contracts in the past and the extent to which a company has bonds in place for other projects. Bonds, which expire on various dates, totaled $0.5 million at December 31, 2005, and, as of such date, no bonds have been drawn upon. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of our bonds could reduce the maximum amount of bond coverage available to us, or impose additional restrictions with respect to the issuance of bonds on behalf of us. Our inability to secure bonding arrangements when needed would adversely affect our ability to be awarded new systems installation contracts, which would adversely affect our revenues.

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

Although our sales have historically been denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness, economic attractiveness, and, ultimately, profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, in regions and nations to which we presently market, could result in lower revenues for us.

In 2005, 2004 and 2003, international sales constituted approximately 15%, 23%, and 13% of revenues, respectively, most of which involve our higher margin secured communications products. While most of the international sales are supported by irrevocable letters of credit or cash in advance, and thereby pose little credit risk, our international business could be adversely affected by a variety of factors presenting increased risks to profitability. These factors include:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political and economic instability in foreign markets;

•	difficulties in establishing foreign distribution channels;

•	longer payment cycles or uncertainty in the collection of accounts receivable;

•	increased costs associated with maintaining international marketing efforts;

•	cultural differences in the conduct of business;

•	natural disasters or acts or terrorism;

•	difficulties in protecting intellectual property; and

•	susceptibility to orders being cancelled as a result of foreign currency fluctuations.

If the current Project 25 standard is supplanted by some other recommended protocol or is otherwise not supported or mandated by the federal, state and local government agencies, it would adversely affect our operations, cash flows and financial condition.

In 1995, APCO promulgated a new recommended standard known as Project 25. Our private wireless communications marketing and research and development efforts are substantially focused on Project 25 standard compliant equipment. We believe that sales of our Project 25 digital wireless radio products have been, and will continue in the foreseeable future to be, substantially dependent upon Motorola’s dominant position as a market leader in the Project 25 marketplace. Motorola is the largest manufacturer of Project 25 compliant wireless radio products and has been the principal public supporter of the Project 25 digital transmission standard for the wireless radio market. If Motorola does not continue to support the standard, or if the Project 25 standard is otherwise abandoned by industry and government public safety and public service users, it would adversely affect our operations, cash flows and financial condition. Further, if the industry materially accelerates its movement towards Phase II, the next generation of the APCO Project 25 standard, to the degree that our development efforts cannot keep pace with Phase II compliant equipment, it would have a material adverse effect on our financial results.

Our sales are substantially concentrated in public sector markets that inherently possess additional risks that could harm revenues and gross margins.

A significant portion of our revenue is derived from sales to federal, state, and local governments, both directly or through system integrators and other resellers. Sales to these government entities present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns, changes in government personnel, political factors and the government’s reservation of the right to cancel contracts for its convenience. The bidding cycle for a request for proposal, or RFP, and contract award stage can take six months to two years before a contract is awarded and the government funding process for these systems can delay the bidding cycle as well. We expect that sales to government entities will increasingly be subject to competitive bidding requirements. This intensified competition can be expected to result in lower prices, longer sales cycles and lower margins. Further, our sales to these domestic public safety and public service entities can be substantially attributed to Project 25 interoperability mandates and homeland security initiatives. Changes in governmental budget priorities could result in decreased opportunities for us to sell into this market segment.

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

In addition, other wireless communication technologies, including cellular telephone, paging, SMR, satellite communications and PCS currently compete and are expected to compete in the future with certain of our stand-alone products. Some have already announced, or are expected to announce, the availability of Project 25 compliant products or digital land mobile radios as part of their product offering. Accordingly, we cannot make any assurances that we will be able to continue to compete effectively in the private wireless communications and secured communications equipment market, that competition will not intensify, or that future competition from existing or from new competitors will not have a material adverse effect on our revenues, gross margins or profitability.

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

Our operating results historically fluctuate from period to period.

Our operating results may fluctuate from period to period due to a number of factors including:

•	timing of customer orders;

•	timing and mix of product sales;

•	seasonality of product sales;

•	timing of the introduction of new products;

•	general economic conditions, both in the United States and overseas;

•	specific economic conditions in the private wireless communications and secured communications industries; and

•	variable accounting treatment required for certain of our repriced stock options.

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

ITEM 2. PROPERTIES

Transcrypt’s administrative and manufacturing facility is located at 3900 NW 12th Street, Suite 200 in Lincoln, Nebraska. The facility consists of 18,000 square feet and is located within a multi-building industrial park complex near the Lincoln airport. Transcrypt moved to this facility in June 2004, upon termination of its lease at 4800 NW 1st Street, Suite 100, Lincoln, Nebraska, 68521. The present facility is leased pursuant to a ten-year agreement terminating in June 2014; annual occupancy costs, including common area maintenance charges, are approximately $213,000.

In December 2003, we executed a ten-year lease on a 40,000 square-foot administrative and manufacturing facility located at 1440 Corporate Drive in Irving, Texas. Pursuant to a decision reached in April 2004, we moved our EFJohnson operations to this facility. The annual lease payments are $400,000 during 2005 through 2008, increasing to $436,000 during 2009 through 2013. We have an option to purchase this building for $3.4 million, which has been extended through March 31, 2006.

In August, 2005, we executed a five-year lease on a 15,000 square foot office and warehouse facility located at 8050 Jetstar Drive #175 in Irving, Texas. The annual lease payments are approximately $53,000 in 2006, increasing to $112,000 at the end of the lease.

We also lease additional sales and service facilities in: Waseca, Minnesota (approximately 5,000 square feet; annual rent of approximately $41,000); and Washington, D.C. (approximately 3,800 square feet; annual rent of approximately $109,000).

ITEM 3. LEGAL PROCEEDINGS

We are presently disputing a certain state tax liability totaling approximately $240,000. We believe the basis for the state’s assessments of the amount owed is incorrect, and we intend to vigorously contest such assessment. At December 31, 2005 and 2004, we had recorded a liability related to this assessment, which amount reflects our evaluation of the eventual conclusion of these matters.

We are involved in certain other legal proceedings incidental to the normal conduct of its business. We do not believe any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our application for listing on the NASDAQ National Market was accepted on February 18, 2004; as of February 19, 2004, our common stock began trading on the NASDAQ National Market under the symbol “EFJI.” Previous to its acceptance on the NASDAQ National Market, our common stock traded on the Over the Counter, or OTC, Bulletin Board under the symbol “EFJI”.

The following table sets forth, in the periods indicated, the high and low sales prices per share of our common stock, as reported by the NASDAQ National Market for the periods presented.

	High	Low
2004
First Quarter	$7.31	$4.30
Second Quarter	$9.24	$4.59
Third Quarter	$9.31	$4.89
Fourth Quarter	$9.81	$5.51

2005
First Quarter	$9.89	$7.90
Second Quarter	$8.88	$6.34
Third Quarter	$10.36	$6.58
Fourth Quarter	$11.03	$9.07

The last sale price of the common stock on December 31, 2005, as reported in the NASDAQ National Market was $10.15. As of March 7, 2006, we had approximately 1,812 shareholders of record.

Dividends

We have never declared or paid any cash dividends on our shares of our common stock. Further, our revolving line of credit agreement imposes restrictions upon our ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business. Any determination in the future to pay dividends would depend on our financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read together with the Consolidated Financial Statements, with related notes and the related report of independent registered public accounting firm thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2005, 2004 and 2003 and the Consolidated Balance Sheet data as of December 31, 2005 and 2004 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2002 and 2001 and the Consolidated Balance Sheet data as of December 31, 2003, 2002, and 2001 are derived from financial statements not included herein.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$44,168	$40,787	$56,189	$80,870	$94,616
Cost of sales	26,610	23,216	32,560	42,901	45,671

Gross profit	17,558	17,571	23,629	37,969	48,945

Operating expenses:
Research and development	4,972	4,573	7,005	11,020	13,686
Sales and marketing	5,093	5,920	7,390	10,389	10,326
General and administrative (1)	7,332	5,915	10,122	12,499	12,988

Total operating expenses	17,397	16,408	24,517	33,908	37,000

Income (loss) from operations	161	1,163	(888)	4,061	11,945
Interest income, net of interest expense	20	43	(151)	(84)	683
Other income, net of other expenses	363	204	31	(19)	(36)
Income tax benefit (2)	—	—	5,000	6,000	9,957

Net income	$544	$1,410	$3,992	$9,958	$22,549

Net income per share — Basic	$0.03	$0.08	$0.23	$0.56	$1.07

Net income per share — Diluted	$0.03	$0.08	$0.21	$0.53	$1.06

Weighted average common shares — Basic	16,617,426	17,577,315	17,577,335	17,824,708	20,984,688

Weighted average common shares — Diluted	16,617,426	18,008,496	18,684,451	18,749,893	21,253,783

Consolidated Balance Sheet Data:
Working capital	$18,645	$20,652	$24,715	$31,300	$86,470
Total assets	$44,120	$45,256	$62,269	$70,319	$134,238
Long-term debt and capitalized lease obligations, net of current portion	$—	$264	$426	$68	$5
Stockholders’ equity	$30,594	$32,487	$40,406	$52,985	$120,845

(1)	Includes $(0.3) million, $2.1 million, $3.9 million, and $0.5 million of non-cash compensation expense/(benefit) in 2005, 2004, 2003, and 2002, respectively, resulting from the variable accounting treatment applied to certain repriced stock options. See Note 12 of Notes to Consolidated Financial Statements for a more detailed explanation.
(2)	Income tax benefit amounts result primarily from a decrease in the valuation allowance for deferred tax assets during the fourth quarters of 2005, 2004, and 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may involve risks and uncertainties. Our actual results may differ significantly from those discussed herein. Factors that might cause such differences include, but are not limited to, those discussed under “ITEM 1. BUSINESS — Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price.” The following discussion should be read together with our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We design, develop, market and support private wireless communications, including wireless radios and wireless communications infrastructure and systems for digital and analog platforms. In addition, we offer encryption technologies for analog wireless radios. We provide our products and systems to homeland security, defense, public safety and public service, commercial users and international markets. Customers for our products and systems include federal, state and local governmental entities, domestic enterprise users, and international entities.

Private Wireless Communications

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

The private wireless communications industry provides two-way wireless communications through wireless networks, which include infrastructure components such as base stations, transmitters and receivers, network switches and portable and mobile two-way communication radios. Individual users operate portable hand-held radios and vehicular-mounted radios in the private wireless communications system. Utilizing free licensed RF spectrum, the customer owns and operates the private wireless communications system, that is networked by linking the infrastructure components together. We develop customer solutions, which leverage the customer’s private wireless system and wireless radios with customer specific or enterprise wide applications.

The majority of our revenue in our private wireless communications segment is derived from the sale of wireless radio products. Our federal, state and local governmental agency customers are increasingly demanding interoperable, secured, private wireless communications products and systems. We believe this demand has created significant opportunities for us as we believe we are well positioned to provide these products and systems. As a result, we expect to continue to allocate an increasing share of our on-going research and development expenditures to infrastructure components and system development efforts. We shipped our first trunked system in the second quarter of 2005. We anticipate that these infrastructure components and digital systems will begin to generate a material part of our private wireless communications segment revenues in 2006.

In 2004, we relocated our private wireless communications operations from Waseca, Minnesota to Irving, Texas to benefit from a larger and more experienced engineering and marketing community, and to increase synergistic opportunities with other local technology providers. Concurrent with this move, we began to outsource the manufacturing of our products and systems.

Secured Communications

Our secured communications segment designs, develops, markets and supports secured communications products such as highly secure encryption technologies for analog wireless radios. These products are specifically designed to prevent unauthorized access to sensitive voice communications.

Our secured communications segment leverages our leading market position to gain new customers in parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to a digital secured communications system is usually prohibitive. Our secured communications products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. We have also developed an analog encryption product that uses digital technology in order to obtain higher levels of security and allows for compatibility with our analog encryption product line.

Our private wireless communications products and systems are sold domestically through a direct sales force, dealers and manufacturing representatives. We utilize our dealer network to assist in installing, servicing, selling and distributing our products. Our secured communications sales are achieved through a select group of dealers and distributors.

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

Our product revenue is generated under purchase orders, which are made and generally fulfilled within a 90-day period. As such, we believe that backlog is not a meaningful indicator of our future revenues. Our system revenue is generated under long-term contracts, and is recorded under the percentage-of-completion method.

Factors Affecting Our Business

Fluctuations and Seasonality of Results — Due to the timing of orders and seasonality, our quarterly results fluctuate. In our private wireless communications segment, we experience seasonality in our results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. The impact of this is primarily realized in the fourth quarter, consistently our strongest quarter. The unpredictable sales cycle and aftermarket nature of our secured communications business can also cause significant variations from quarter to quarter. Recently, we have experienced greater revenues in our first and fourth quarters.

Gross Margins — There are a number of factors that have impacted and will impact our gross margins. These include:

•	Revenue Mix — We have historically generated consistently higher gross margins from our secured communications products. The mix of revenues between our private wireless communications and secured communications segments can cause our gross margins to vary from period to period.

•	Facility Move — During 2004, we began moving EFJohnson’s operations in Waseca, Minnesota to Irving, Texas. We completed the move during the first quarter of 2005. This move involved periods of planned duplicative operations and inefficiencies in the manufacturing of our wireless communications products. In June 2005, we completed the move of our corporate headquarters from Washington, D.C. to Irving, Texas.

•

Outsourcing — During 2004, we made the decision to design our own RF module and outsource manufacturing of our products and systems. Through the first quarter of 2005, we produced most of our private wireless communications products at our Minnesota facility. As of March 31, 2005, the

Minnesota facility was closed, and we transitioned this production to our Texas-based outsource vendor. In late 2004 and 2005, we also began integrating our own RF module instead of purchasing a third-party module. These activities negatively impacted our gross margins during 2005. However, we believe that these actions will begin to have a positive impact in early 2006.

Research and Development — With the adoption of the Project 25 standard, the need for digital product technology for government customers has increased. As such, we concentrate our research and development efforts on digital technology for our growing private wireless communications segment. We will continue to develop products and systems in 2006, to include feature enhancements and additions, which comply with the Project 25 standard.

In 2005, research and development expenditures have been concentrated on:

•	trunked and conventional Project 25 system infrastructure, including repeaters, voters and base stations;

•	applying standard internet protocol switching techniques for connecting wireless sites utilizing VOIP technology;

•	integration of new RF modules into current radios; and

•	our project regarding digital encryption of analog transmissions.

Additional Non-cash Compensation in 2005 Due to Stock Option Repricing — In 2000 and 2001, we repriced stock options covering 1,186,000 shares of common stock. As such, they are subject to variable accounting treatment. Our non-cash compensation (benefit) expense from these repriced stock options was $(0.3) million and $2.1 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, repriced stock options covering only 20,872 of the 1,186,000 shares of common stock remain outstanding.

Description of Operating Accounts

Revenues. Revenues consist of product sales and services, net of returns and allowances, system sales revenues recognized under the percentage of completion method, and shipping fees billed to customers.

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

Research and Development. Research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. We expense all research and development costs as they are incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, public relations and trade show participation.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses associated with our management, accounting, IT and administrative functions. This expense also includes the impact of the variable accounting treatment of repriced stock options and costs related to our operating facilities moves.

Net Interest Income or Expense. Net interest income (expense) consists of interest income earned on cash and invested funds, net of interest expense capital leases and commitment fees on the bank line of credit.

Provision for Income Taxes. Provision (benefit) for income taxes includes the increase or decrease in the valuation reserve that is based upon management’s conclusions regarding, among other considerations, our historical operating results and forecasted future earnings over a five year period, our current and expected customer base projections, and technological and competitive factors impacting our current products. Current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization, which would include our historical accuracy in forecasting future earnings, as well as our history of losses prior to 2001. Should factors underlying management’s estimates change, future adjustments, either positive or negative, to our valuation allowance may be necessary. Our tax asset is principally composed of net tax benefits associated with net operating loss carryforwards, or NOLs.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make judgments, estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. We regularly evaluate the accounting policies and estimates used to prepare our financial statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, application of the percentage of completion accounting for long-term contract revenues, inventory reserves, warranty reserves, valuation allowance for deferred income tax assets, and contingencies. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

We consider our critical accounting policies to be those that involve significant judgments and uncertainties, require estimates that are more difficult for management to determine, and have the potential to result in materially different outcomes under varying assumptions and conditions. The application of GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies we believe are critical and require the use of complex judgment in their application.

Revenue

Product revenues are recognized when the earnings process is complete, less an estimate for an allowance for returns, if applicable, and collection is reasonably assured. The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership, are transferred to the customer at point of shipment or point of delivery as typically we have no further obligations with respect to the sale which impact the functionality of the product. For sales where collection is not reasonably assured, we recognize revenue as cash is received. If collection is contingent on a future event, we recognize revenue when the contingency lapses, generally upon cash collection.

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

We periodically review our revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletins 101 and 104, Statement of Position 88-1 and other interpretations, as applicable. In addition, while most of our current products contain software, we believe the software is incidental in the overall context of our product’s features and functionality, therefore, at present we do not use revenue recognition pronouncements applicable to software sales.

Inventories

Inventories are recorded at the lower of cost or market with cost determined by the first-in, first-out, or FIFO, method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products. A significant portion of our inventories is comprised of components and parts on hand to support maintenance of products previously sold. As such, we anticipated utilizing such inventories over extended periods of time. Our obsolescence and lower of cost-or-market accounting policies provide for a periodic adjustment to the carrying value of such inventories.

Goodwill and Other Intangible Assets

At least annually, we assess goodwill and tradename, using fair value-based tests. If the respective carrying amount exceeds the fair value, goodwill or tradename are considered to be impaired. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and present value implied by estimates of future revenues, costs and expenses, other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or tradename may not be recoverable.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are provided to the extent that recoverability of tax assets is not considered likely. In determining recoverability of the future tax benefits associated with our deferred tax asset, management takes into account, among other factors, our historical operating results, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings that are based upon a five-year earnings projection, using information currently available, and discounted for risk. If we fail to achieve revenue growth rates or gross margins assumed in the calculation of the deferred tax asset, we may be required to increase our valuation allowance in the future.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable. Such circumstances include, but are not limited to:

•	a significant decrease in the market price of the asset;

•	a significant change in the extent or manner in which the asset is being used;

•	a significant change in the business climate that could affect the value of the asset;

•	a current period loss combined with projection of continuing loss associated with the use of the asset; and

•	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We continually evaluate whether events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset’s carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may be required to impair these assets.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of sales	48.3	53.1	58.0

Gross profit	51.7	46.9	42.0

Operating expenses:
Research and development	14.5	13.6	12.4
Sales and marketing	10.9	12.8	13.2
General and administrative	13.0	10.6	11.0
Facility move expenses	1.0	2.3	—
Stock option repricing adjustment	(0.3)	2.6	7.0

Total operating expenses	39.1	41.9	43.6

Income (loss) from operations	12.6	5.0	(1.6)
Interest income (expense), net	0.7	(0.1)	(0.3)
Other income	0.0	0.0	0.1
Income tax benefit	10.5	7.4	8.9

Net income	23.8%	12.3%	7.1%

Comparison of the Fiscal years Ended December 31, 2005 and 2004

Revenues. Our revenues increased $13.7 million, or 17%, to $94.6 million for the fiscal year ended December 31, 2005 from $80.9 million for fiscal 2004. In 2005, the private wireless communications segment revenues comprised $64.6 million, or 68% of total revenues, and the secured communications segment revenues comprised $30.0 million, or 32% of total revenues.

Private wireless communications revenues increased $3.9 million to $64.6 million in 2005 from $60.7 million in 2004. This 6% increase was principally the result of increased revenues on state and local government contracts during 2005.

Secured communications revenues increased $9.8 million to $30.0 million in 2005 from $20.2 million in 2004. This 49% increase was the result of an $11.4 million increase in sales to Middle East customers in 2005 compared to 2004.

Gross Profit. Our gross profit increased $10.9 million, or 29%, to $48.9 million in the fiscal year ended December 31, 2005 from $38.0 million for fiscal 2004. Gross margin was 52% in 2005, as compared to 47% for the same period in 2004. The increase in overall gross margins reflects increased gross margins of 5% in secured communications and flat margins in private wireless communications during 2005. Additionally, the gross margin increase was impacted by the revenue mix, with the higher-margin secured communications sales constituting 32% of total revenue in 2005 compared to 25% in 2004.

The gross margin for the private wireless communications segment was 35% in both 2005 and 2004. The private wireless communications gross margin in 2005 reflected operations efficiencies realized by outsourcing manufacturing operations, offset by the transitional costs incurred with the outsourcing of production and with the development of the replacement RF module. This transition and development is complete and similar costs are not expected during 2006.

During 2005, gross margin for the secured communications segment increased to 88% from 83% in 2004. The higher 2005 margin for the secured communications segment substantially resulted from economies of scale achieved due to increased 2005 revenue.

Research and Development. Research and development expenses increased $2.7 million, or 24%, to $13.7 million in 2005 compared to $11.0 million in 2004. As a percentage of revenue, research and development expenses were 15% of revenues for 2005, as compared to 14% during 2004. The increased research and development expenses in 2005 related primarily to the development of our wireless communications replacement RF module, the integration of the module into our radios, and the resources required to finalize releases of our conventional and trunking infrastructure products.

Sales and Marketing. Sales and marketing expenses decreased $0.1 million, or 1%, to $10.3 million in 2005 from $10.4 million in 2004. As a percentage of revenue, sales and marketing expenses were 11% of revenues for 2005, as compared to 13% during 2004. The decrease in sales and marketing expenses as a percentages of revenues reflects the effect of the increase in revenue.

General and Administrative. General and administrative expenses increased $0.5 million, or 4%, to $13.0 million for 2005 from $12.5 million in 2004. As a percentage of revenue, general and administrative expenses were 14% of revenues for 2005, as compared to 16% during 2004.

General and administrative expenses include amounts for stock option repricing, non-cash compensation, compliance with Section 404 of the Sarbanes-Oxley Act, and facility relocation. We expect that costs associated with Section 404 of the Sarbanes-Oxley Act will continue on an ongoing basis. These amounts for the years ended December 31, 2005 and 2004 are shown below:

	Year Ended December 31,
In thousands	2005	2004
Stock repricing adjustment—(benefit) expense	$(305)	$2,121
Compliance with Section 404	937	492
Facility relocation expense	909	1,833

Interest Income (Expense), Net. Net interest income (expense) increased $0.8 million to $0.7 million in 2005 from $(0.08) million in 2004, due to increased invested funds following the equity offering in the third quarter of 2005.

Other Income (Expense), Net. Net other income (expense) was $(0.04) in 2005, up from $(0.02) million in 2004.

Income Tax Benefit. Our income tax benefit increased to $10.0 million in 2005 from $6.0 million in 2004, which primarily reflects the reduction in the valuation allowance on net deferred tax assets. As of December 31, 2005, we had $25.7 million in deferred tax assets before the valuation allowance of $1.6 million. The valuation allowance was reduced by $13.4 million in 2005 to $1.6 million from $15.0 million in 2004. The decrease in the valuation allowance is based upon management’s conclusions regarding, among other considerations, our operating results during 2005, 2004 and 2003, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income. Net income was $22.5 million in 2005, an increase of $12.5 million, or 126%, as compared to net income of $10.0 million in 2004.

The private wireless communications operating loss increased $3.1 million to $7.4 million during 2005 from $4.3 million during 2004, primarily due to additional research and development costs attributable to new products and costs associated with the move to Texas from Minnesota. The operating income for secured communications increased $8.5 million to $19.0 million in 2005 from $10.5 million in 2004 due to the $9.9 million (49%) increase in revenues in 2005.

Operating results were impacted in both 2005 and 2004 by facility relocation costs and by non-cash compensation adjustments resulting from variable accounting treatment required for certain of our stock options repriced in the fourth quarter of 2000 and the first quarter of 2001. The table below illustrates the operating results of the years ended December 31, 2005 and 2004, adjusting for the non-cash items (i.e., tax benefit and stock option repricing effect) and the facility move expense as discussed above. We believe that such presentation offers a more meaningful comparative measure of our operating results and we use the adjusted non-GAAP income as an integral part of our internal reporting to measure the performance of our reportable segments. When adjusting for the aforementioned items, the adjusted non-GAAP income is $13.2 million for the year ended December 31, 2005, as compared to $7.9 million for the same period in 2004.

	Year Ended December 31,
Operating Results (in thousands)	2005	2004
Net income—as reported	$22,549	$9,958
Income tax benefit	(9,957)	(6,000)
Facility relocation expense	909	1,833
Stock option repricing non-cash compensation (benefit) expense	(305)	2,121

Adjusted non-GAAP income—comparative basis	$13,196	$7,912

Adjusted income as a percentage of total revenues	13.9%	9.8%

Comparison of the Fiscal Years Ended December 31, 2004 and 2003

Revenues. Our revenues increased $24.7 million, or 44%, to $80.9 million for fiscal 2004 from $56.2 million for fiscal 2003. Of the total revenues for 2004, the private wireless communications segment revenues comprised $60.7 million, or 75%, of total revenues; and the secured communications segment revenues comprised $20.2 million, or 25%, of total revenues.

Private wireless communications revenues increased $11.7 million to $60.7 million in 2004 from $49.0 million in 2003. This 24% increase was the result of increased sales to the federal government and to state and local governmental entities, $55.9 million and $45.8 million in 2004 and 2003, respectively. We also experienced increases in our international and commercial market segments: international sales increased to $3.1 million, from $2.0 million; and commercial sales increased to $1.7 million, from $1.2 million. In the aggregate, sales to international and commercial markets continued to decline as a percent of total private wireless communications revenues, to 8% in 2004, as compared to 7% in 2003.

Secured communications revenues increased $13.0 million to $20.2 million in 2004 from $7.2 million in 2003. This represents a 181% increase, which was primarily due to increased sales to Middle Eastern countries.

Gross Profit. Our gross profit increased $14.3 million, or 61%, to $38.0 million for fiscal 2004 from $23.6 million for fiscal 2003. Gross margins as a percentage of revenues were 47% and 42% in 2004 and 2003, respectively. Gross margins for the private wireless communications segment were 35% in 2004 and 37% in 2003. Gross margins for the secured communications segment were 83% in 2004 and 75% in 2003. The increase in overall gross margins from 2003 to 2004 relates to the higher margin secured communications sales being 25% of total sales in 2004 as compared to 13% of total sales in 2003.

Research and Development. Research and development expenses increased $4.0 million, or 57%, to $11.0 million for fiscal 2004 from $7.0 million for fiscal 2003. As a percentage of sales, research and development expenses were 14% of revenues in 2004 and 13% of revenues in 2003.

Sales and Marketing. Sales and marketing expenses increased $3.0 million, or 41%, to $10.4 million for fiscal 2004 from $7.4 million for fiscal 2003. As a percentage of revenues, sales and marketing expenses were 13% of revenues in both 2004 and 2003.

General and Administrative. General and administrative expenses increased $2.4 million, or 24%, to $12.5 million for fiscal 2004 from $10.1 million for fiscal 2003. General and administrative expenses include amounts for non-cash compensation relating to repriced options of $2.1 million for fiscal 2004 and $3.9 million for fiscal 2003. In 2004, we incurred costs of $1.8 million in connection with relocating our operating facilities. Excluding non-cash compensation and expenses associated with the facilities relocation, general and administrative expenses were 11% of revenues in both fiscal 2004 and 2003. In fiscal 2004, we incurred approximately $492,000 in expenses in connection with our compliance with Section 404 of the Sarbanes-Oxley Act.

Net Interest Expense. Net interest expense decreased $67,000, or 44%, to $84,000 for fiscal 2004 from $151,000 in 2003. Our interest expense in 2004 and 2003 includes approximately $100,000 of amortized loan fees.

Other Income/(Expense), Net. Net other income (expense) for 2004 and 2003, respectively, was $(19,000) and $31,000.

Provision for Income Taxes. Our income tax benefit was $6.0 million and $5.0 million in 2004 and 2003, respectively. As of December 31, 2004, we had $29.0 million in deferred tax assets before valuation allowance of $15.0 million. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income. We had net income of $10.0 million, an increase of $6.0 million, or 149%, for fiscal 2004 from $4.0 million for fiscal 2003. The amounts in 2004 and 2003 included tax benefits of $6.0 million and $5.0 million, respectively. Operating results were adversely affected in each year by non-cash compensation expense resulting from variable accounting treatment required for certain of our stock options repriced in the fourth quarter of 2000 and the first quarter of 2001. In fiscal 2004 and 2003, the amount of this expense was $2.1 million and $3.9 million, respectively. Additionally, in 2004, we incurred $1.8 million in costs related to relocating our operating subsidiaries.

Selected Quarterly Financial Information

The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the eight quarters ended December 31, 2005. In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for subsequent periods or for the entire fiscal year.

Quarterly Results of Operations

	Quarter Ended (in thousands, except per share data)
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005 (4)	Dec. 31, 2005
Revenues	$22,244	$17,571	$15,430	$25,625	$24,161	$19,855	$20,783	$29,817
Cost of sales	13,686	8,554	8,161	12,500	8,838	9,847	11,622	15,364

Gross profit	8,558	9,017	7,269	13,125	15,323	10,008	9,161	14,453

Operating expenses:
Research and development	2,576	2,694	2,572	3,178	3,969	4,424	2,668	2,625
Sales and marketing	2,246	2,090	2,709	3,344	2,954	2,332	2,451	2,589
General and administrative (1) (2)	688	5,672	1,221	4,919	3,206	3,010	2,634	4,138

Total operating expenses	5,510	10,456	6,502	11,441	10,129	9,766	7,753	9,352

Income (loss) from operations	3,048	(1,439)	767	1,684	5,194	242	1,408	5,101
Interest (expense) income and other income (expense)	(53)	(22)	17	(44)	49	53	195	350

Net income (loss) before income taxes	2,995	(1,461)	784	1,640	5,243	295	1,603	5,451
Income tax benefit (3)	—	—	—	6,000	—	—	—	9,957

Net income (loss)	$2,995	$(1,461)	$784	$7,640	$5,243	$295	$1,603	$15,408

Net income (loss) per share — basic	$0.17	$(0.08)	$0.04	$0.42	$0.29	$0.02	$0.07	$0.60

Net income (loss) per share — diluted	$0.16	$(0.08)	$0.04	$0.41	$0.28	$0.02	$0.07	$0.59

Weighted average common shares — basic	17,584	17,717	17,887	18,115	18,313	18,519	21,383	25,617

Weighted average common shares — diluted	19,062	17,717	18,672	18,647	18,771	18,848	21,664	26,008

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	48.7	52.9	48.8	36.6	49.6	55.9	51.5

Gross profit	38.5	51.3	47.1	51.2	63.4	50.4	44.1	48.5
Operating expenses:
Research and development	11.6	15.3	16.7	12.4	16.4	22.3	12.8	8.8
Sales and marketing	10.1	11.9	17.5	13.0	12.2	11.7	11.8	8.7
General and administrative (1) (2)	3.1	32.3	7.9	19.2	13.3	15.2	12.7	13.9

Total operating expenses	24.8	59.5	42.1	44.6	41.9	49.2	37.3	31.4

Income (loss) from operations	13.7	(8.2)	5.0	6.6	21.5	1.2	6.8	17.1
Interest (expense) income and other income (expense), net	(0.2)	(0.1)	0.1	(0.2)	0.2	0.3	0.9	1.2
Income tax benefit (3)	—	—	—	23.4	—	—	—	33.4

Net income (loss)	13.5%	(8.3)%	5.1%	29.8%	21.7%	1.5%	7.7%	51.7%

(1)	We incurred non-cash compensation expense (benefit) of: $(1,087), $3,398, $(1,425) and $1,235 in the quarters ended March 31, June 30, September 30 and December 31, 2004, respectively; and $(395), $(125), $180 and $35 in the quarters ended March 31, June 30, September 30 and December 31, 2005, respectively.
(2)	In relation to the relocation of its operating facilities, we incurred costs of $401, $738 and $694, respectively, in the quarters ending June 30, September 30 and December 31, 2004 and $470 and $439 in the quarters ending March 31 and June 30, 2005.
(3)	We recorded a tax benefit of $6,000 in the fourth quarter of 2004 and a tax benefit of $9,957 in the fourth quarter of 2005. The timing of our changes in the estimate was dependent upon the relative certainty of factors considered by management.
(4)	During the third quarter of 2005, we recorded certain adjustments, the effect of which was to increase cost of sales and decrease gross margin by $606 in the third quarter. If these adjustments had been recorded in the second quarter, our gross margin would have been approximately 47% for both the second and third quarters of 2005. These adjustments had no impact on the annual amounts reported for the year ended December 31, 2005.

We historically have experienced substantial variability in our results of operations from quarter to quarter. The level of revenues in a particular quarter varies primarily based upon the timing of customer purchase orders, due principally to the seasonal nature of governmental budgeting processes and the needs of competing budgetary concerns of our customers during the year. Other factors that affect the results of operations in a particular quarter include the timing of the introduction of new products, general economic conditions, the timing and mix of product sales and specific economic conditions in the private wireless communications and secured communications industries. We believe that quarterly results are likely to vary for the foreseeable future.

Liquidity and Capital Resources

Based upon our current level of operations, we expect that our cash flow from operations will be adequate to meet our anticipated operating needs for at least the next twelve months. Our business strategy includes pursing strategic acquisitions, which may necessitate that we incur debt or issue additional equity to finance such acquisitions.

Net cash from operating activities

Our operating activities provided (used) cash of $(13.1) million, $14.3 million, and $(8.2) million in 2005, 2004 and 2003 respectively. Cash used in or provided from operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During 2005, we collected $79.1 million of billed receivables which effectively reduced cash from operating activities by $15.5 million. This reduction primarily related to three significant accounts with departments of the federal government included in the private wireless communication segment. Additionally, $54.5 million of cash was used to purchase inventories and $35.9 million was used for operating expenses.

During 2004, we collected $81.1 million of billed receivables which approximates our recorded revenue. In addition, $40.3 million was used to purchase inventories and $25.1 million was used for operating expenses.

During 2003, we collected $43.3 million of billed receivables which effectively reduced cash from operating activities by $12.9 million. In addition, $24.4 million was used to purchase inventories and $15.7 was used for operating expenses.

Net cash from investing activities

During the years ended December 31, 2005, 2004 and 2003, we used $(2.8) million, $(2.1) million and $(0.9) million in investing activities, respectively. In each year, cash used for investing activities is primarily used to purchase fixed assets. In 2005, cash of $(3.0) million was used to purchase fixed assets. During 2004, $(2.5) million was utilized to purchase fixed assets with $0.4 million provided by the sale of assets as part of the transfer of operations from Waseca, Minnesota to Irving, Texas. During 2003, $(0.9) million was utilized to purchase fixed assets.

Net cash from financing activities

Financing activities provided (used) cash of $45.5 million in 2005, $(7.4) million during 2004, and $2.4 million during 2003. During 2005, cash of $45.1 was generated by the sale of 6,900,000 shares of common stock in August, 2005. During 2004, we used $7.4 million in financing activities, substantially related to paying off our $7.5 million outstanding line of credit balance in February 2004. Cash of $0.4 million and $0.5 million was generated through exercise of employee stock options during 2005 and 2004, respectively.

Our cash position improved significantly in 2005 as a result of the successful follow-on offering of common stock, partially offset with the increase in accounts receivable as noted above. Cash and cash equivalents increased $29.6 million to $39.1 million in 2005 as compared to an increase of $4.8 million to $9.5 million in 2004. Cash and cash equivalents decreased by $6.7 million in 2003 to $4.6 million.

Letters of credits and bonds

In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total undrawn balance of $0.3 million on December 31, 2005. Bonds, which expire on various dates, totaled $0.5 million at December 31, 2005. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2006.

Operating leases

We also lease various equipment and buildings under operating leases. Future minimum rental payments under non-cancelable operating lease agreements are shown below in the table under the subheading “Contractual Obligations.” Of the $5.5 million total operating lease obligations, $5.3 million relate to the leases of our operating facilities for our secured communications segment, which lease runs through June 2014, and our private wireless communications segment, which lease runs through December 2013. We anticipate that, in the normal course of business, leases will be renewed or replaced as they expire.

Secured line of credit

We have a secured $15.0 million line of credit with Bank of America that bears interest rate of LIBOR plus 150 basis points. The line of credit is collateralized by substantially all of our assets; and borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. This amended revolving line of credit expires in September 2007 and contains certain financial and negative covenants. Financial covenants include requirements to maintain: a tangible net worth of $19.9 million plus 75% of preceding fiscal year’s net income; funded debt to EBITDA ratio of 2.5 to 1; fixed charge coverage ratio of 1.75 to 1; and positive EBITDA over any preceding two quarter period. Negative covenants include restrictions on incurring debt above $3.0 million, encumbrances, acquisitions, transferring assets, or making large capital expenditures. We were in compliance with all financial and negative covenants at December 31, 2005. At December 31, 2005, we had no amounts outstanding on the revolving line of credit, and the total available line of credit was $14.7 million. The difference between the $15 million line of credit and the $14.7 million available line of credit reflects the outstanding letters of credit issued again the line of credit of $0.3 million.

Dividend policy

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

Tabular Disclosure of Contractual Obligations

Our known contractual obligations as of December 31, 2005 are shown below:

	Payment due by period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$0.1	$0.1	$—	$—	$—
Operating lease obligations	5.4	0.7	1.4	1.4	1.9
Purchase obligations	29.7	29.7	—	—	—
Other long-term liabilities — deferred revenue	0.4	0.4	—	—	—

Total	$35.6	$30.9	$1.4	$1.4	$1.9

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in VIE transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although our sales have historically been denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for us. While most international sales are supported by letters of credit, the purchase of our products by international customers presents increased risks, which include:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political and economic instability in foreign markets;

•	difficulties in establishing foreign distribution channels;

•	longer payment cycles or uncertainty in the collection of accounts receivable;

•	increased costs associated with maintaining international marketing efforts;

•	cultural differences in the conduct of business;

•	difficulties in protecting intellectual property; and

•	susceptibility to orders being cancelled as a result of foreign currency fluctuations since historically, our quotations and invoices are denominated in U.S. dollars.

Our secured communications products are subject to export controls under U.S. law, which in most cases requires the approval of the Department of Commerce in order to ship internationally. We cannot assure that such approvals will be available to us or our products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. Our inability to obtain required export approvals would adversely affect our international sales, which would have a material adverse effect on us. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international secured communications market. We cannot predict the impact of these factors on the international market for our products. See “—Government Regulation and Export Controls.”

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This pronouncement is not anticipated to have a material effect on our consolidated financial position, results of operations, or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. This pronouncement is not anticipated to have a material effect on our consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises and replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The fair-value-based method is substantially similar to the method established in SFAS No. 123 and includes use of an option-pricing model, such as the Black-Scholes option-pricing model. Fair value will be recognized over the period during which the employee is required to provide service in exchange for the award, generally the option’s vesting period. SFAS No. 123R will be effective for us on January 1, 2006. Alternative phase-in methods are allowed under SFAS No. 123R, and we expect that we will use the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. We presently expect such adoption to increase our non-cash compensation expenses by approximately $1.4 million to approximately $2.0 million during 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates APB No. 29’s exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This pronouncement is effective for us on January 1, 2006 and is not anticipated to have a material effect on our consolidated financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. The statement clarifies the FASB’s position that abnormal amounts of costs, such as idle freight, handling costs, or spoilage, should be recognized as current-period costs and requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. We will adopt this pronouncement on January 1, 2006. Since, heretofore, we had already been accounting for inventory costs in accordance with the methodology required by SFAS No. 151, this pronouncement is not anticipated to have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” for the Company’s Consolidated Financial Statement, and the notes thereto, and the financial statement schedule filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, or the Disclosure Controls, as of the years ended December 31, 2005 and 2004. This evaluation, or the controls evaluation, was done under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. The effectiveness of our Disclosure Controls, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-K for the Years Ending December 31, 2005 and 2004 and the Chief Financial Officer’s Certification of Report on Form 10-K for the Years Ending December 31, 2005 and 2004 (together, “Certifications”).

Disclosure Controls are procedures designed with the objective of ensuring information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms. Disclosure Controls are also designed with the objective of ensuring such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our Disclosure Controls are also evaluated on an ongoing basis by our Finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

During the fiscal year 2005, we designed, developed, and implemented new/modified control procedures associated with inventory costing, purchasing, shipping, and receiving with our outsource manufacturing providers. In response to the increased risk imposed by these changes, we increased the nature and extent of analytical review and analysis of the accounts impacted by these changes. In addition, we initiated timely investigations to evaluate and correct process controls and transaction processing as deemed necessary. Further, we planned and executed a full physical inventory count and cost review of specific inventory segments impacted by the specified risks and coordinated with Internal Audit to conduct special process audits to help identify critical control points. We anticipate that there will be additional changes in our internal control process during the first quarter ending March 31, 2006, as we continue to enhance our internal control effectiveness in conjunction with the inventories.

There were no other changes in our internal controls over financial reporting during the quarter ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s assessment of the effectiveness of Internal Controls as of December 31, 2005 has been audited by the Company’s independent registered public accounting firm which has also audited the Company’s consolidated financial statements. Management’s Report on Internal Control appears herein at Page F-1 of Part IV of this Annual Report.

The independent registered public accounting firm’s attestation report on management’s assessment of the Company’s Internal Controls appears herein, at Part IV of this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

Incorporated by reference in Items 10 to 14 below are certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2005.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled “Discussion of Proposals Recommended by the Board — Proposal 1: Elect Two Directors,” “Information About Directors and Executive Officers,” “Information About EFJ, Inc. Common Stock Ownership — Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 2005?,” and “Code of Ethics” of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the sections entitled “Information about Directors and Executive Officers” and “Information about EFJ, Inc. Common Stock Ownership — Compensation Committee Interlocks and Insider Participation” of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled “Information about EFJ, Inc. Common Stock Ownership” of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled “Information about Directors and Executive Officers — Certain Relationships and Related Transactions” of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled “Information about the Company’s Independent Public Accountants” of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2005.

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

3. Exhibits

(1) Executive Compensation Plans and Arrangements:

The following is a summary of our executive compensation plans and arrangements, which are required to be filed as exhibits to this Annual Report on Form 10-K:

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

Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002. Incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-21681 (hereinafter known as the “2002 Form 10-K”).

Transcrypt International, Inc. Michael Jalbert 1999 Stock Option Agreement. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-48836 (hereinafter known as the “Jalbert S-8 Registration Statement”).

Schedule of base salaries of Named Executive Officers established by EFJ, Inc. Compensation Committee. Attached as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-21681 (hereinafter known as the “2004 Form 10-K”).

Schedule of Non-Employee Directors’ Annual Compensation. Attached as Exhibit 10.44 to the Company’s 2004 Form 10-K.

Employment Agreement between the Company and Ellen O. O’Hara executed January 6, 2005. Incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed on January 19, 2005, File No. 0-21681.

Employment Agreement between the Company and Jana Ahlfinger Bell executed February 1, 2005. Incorporated herein by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on March 18, 2005, File No. 0-21681.

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

Transcrypt Executive Health Program. Incorporated by reference to Exhibit 10.14 to the 2001 Form 10-K.

2005 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129717 (hereinafter referred to as “S-8 Omnibus Registration Statement”)

2005 Omnibus Incentive Plan’s Form of Notice of Award between the Company and certain employees and directors of the Company. Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, No. 333-129717.

Exhibit Index:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999, File No. O-21681).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the January 1997 Registration Statement).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the January 1997 Registration Statement).

10.1	Transcrypt International, Inc. 1999 Non Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).

10.2	Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K).

10.3	RESERVED

Exhibit Number	Description

10.4	Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the S-8 Registration Statement).

10.5	Form of Indemnification Agreement between the Company and each executive officer and director of the Company (incorporated herein by reference to Exhibit 10.5 to the January 1997 Registration Statement).

10.6	License Agreement for APCO 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.6 to the January 1997 Registration Statement).

10.7*	Amendment, dated as of June 28, 1996, to License Agreement for APCO Project 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.7 to the January 1997 Registration Statement).

10.8	OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.8 to the January 1997 Registration Statement).

10.9*	Amendment, dated as of July 15, 1996, to OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.9 to the January 1997 Registration Statement).

10.10	RESERVED

10.11	Letter Agreement dated August 13, 2001 between Transcrypt International, Inc. and Massoud Safavi, regarding employment rights (incorporated herein by reference to Exhibit 10.11 to the 2001 Form 10-K).

10.12	License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of August 14, 1995 (incorporated herein by reference to Exhibit 10.12 to the January 1997 Registration Statement).

10.13	Consigned Inventory Agreement between Arrow/Schwebber Electronics Group and the Company, dated as of June 22, 1994 (incorporated herein by reference to Exhibit 10.13 to the January 1997 Registration Statement).

10.14	Transcrypt Executive Health Program (incorporated herein by reference to Exhibit 10.14 to the 2001 Form 10-K).

10.15	Manufacturing Agreement for certain radio communications equipment between E.F. Johnson Company and McDonald Technologies International, Inc. dated May 14, 2004 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K on March 3, 2005,
File No. 0-21681).

10.16	Manufacturing Agreement for certain radio communications equipment between Transcrypt International and Tran Electronics, Inc. dated December 2, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed on December 2, 2004, File No. 0-21681).

10.17	2005 Omnibus Incentive Plan (hereinafter referred to as “2005 Plan”) incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129717 (hereinafter referred to as “S-8 Omnibus Registration Statement”).

10.18	2005 Omnibus Incentive Plan’s Form of Notice of Award between the Company and certain employees and directors of the Company. Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, No. 333-129717.

10.19	Employment Agreement between the Company and Jana Ahlfinger Bell executed February 1, 2005. Incorporated herein by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on March 18, 2005, File No. 0-21681.

Exhibit Number	Description

10.20 – 10.22	RESERVED

10.23	Addendum I to License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of July 12, 2001 (incorporated herein by reference to Exhibit 10.23 to the 2001 Form 10-K [original License Agreement is listed above as Exhibit 10.12]).

10.24	Form of Adoption Agreement for Nonstandardized 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.24 to the January 1997 Registration Statement).

10.25	Defined Contribution Master Plan and Trust Agreement of Norwest Bank Nebraska, NA., Master Plan Sponsor (incorporated herein by reference to Exhibit 10.25 to the January 1997 Registration Statement).

10.26 – 10.35	RESERVED

10.36	License Agreement, dated as of January 15, 1997, between E.F. Johnson Company and Johnson Data Telemetry Corporation (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1, No. 333-35469, declared effective on October 15, 1997).

10.37 – 10.40	RESERVED

10.41	Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999 (incorporated herein by reference to Exhibit 10.41 to the 1998 Form 10-K).

10.42	Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002 (incorporated herein by reference to Exhibit 10.42 to the 2002 Form 10-K).

10.43	Schedule of base salaries of Named Executive Officers established by EFJ, Inc. Compensation Committee.

10.44	Schedule of Non-Employee Directors’ Annual Compensation.

10.45	Employment Agreement between the Company and Ellen O. O’Hara executed January 6, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed on January 19, 2005, File No. 0-21681).

10.46	Transcrypt International, Inc. Michael Jalbert 1999 Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Jalbert S-8 Registration Statement).

10.47	Lease Agreement between the Company and Walnut Hill/DBI Ventures I, L.P. dated December 17, 2003. Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21681.

10.48	Revolving Line of Credit Loan Agreement and Security Agreement between the Company and Bank of America, N.A., dated November 19, 2002 (incorporated herein by reference to Exhibit 10.48 to the 2002 Form 10-K).

10.49	RESERVED

10.50	Amendment to its Revolving Line of Credit Loan Agreement and Security Agreement between the Company and Bank of America, N.A., dated September 16, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed on November 5, 2004, File No. 0-21681).

11.1	Statement re. Computation of Per Share Earnings.

Exhibit Number	Description

21	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP.

31.1	Chief Executive Officer’s Certification of Report on Form 10-K for Year Ended December 31, 2005.

31.2	Chief Financial Officer’s Certification of Report on Form 10-K for Year Ended December 31, 2005.

32	Written Certification of Chief Executive Officer and Chief Financial Officer, dated March 9, 2005, pursuant to 18 U.S.C. § 1350.

*	Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

(b) Exhibits Required by Item 601 of Regulation S-K

See Item 15(a)(3) above.

(c) Additional Financial Statements

We filed a report on Form 8-K on January 19, 2005, under Item 1.02 “Entry into Material Definitive Agreements,” to report that we had appointed Ellen O. O’Hara to the position of president and chief operating officer of our EFJohnson subsidiary.

We filed a report on Form 8-K on March 1, 2005, under Item 2.02 “Results of Operations and Financial Conditions,” to report our press release announcing financial results for the three months and twelve months ended December 31, 2004.

We filed a report on Form 8-K on March 18, 2005, under Item 1.02 “Entry into Material Definitive Agreements,” and Item 5.02 Departure of Directors or Principal Officers to report that we had appointed Jana Ahlfinger Bell to the position of chief financial officer, and the resignation of Massoud Safavi as a director and chief financial officer.

We filed a report on Form 8-K on March 23, 2005, under Item 1.02 “Entry into Material Definitive Agreements,” to report that Mr. Safavi had entered into an agreement with us as Senior Vice President of Business Development.

We filed a report on Form 8-K on May 3, 2005, under Item 2.02 “Results of Operations and Financial Conditions,” to report our press release announcing financial results for the three months ended March 31, 2005.

We filed a report on Form 8-K on August 3, 2005, under Item 2.02 “Results of Operations and Financial Conditions,” to report our press release announcing financial results for the three months ended June 31, 2005.

We filed a report on Form 8-K/A on August 3, 2005, under Item 2.02 “Results of Operations and Financial Conditions,” to report an typographical error in our August 3, 2005 Form 8-K.

We filed a report on Form 8-K on November 5, 2004, under Item 8.01 “Other Events” to file the Underwriter Agreement in connection with our public offering of 6,900,000 shares of common stock, registered on Form S-3 (Registration No. 333-125257) filed with the Securities and Exchange Commission on May 26, 2005, as amended on August 3, 2005.

We filed a report on Form 8-K on November 3, 2005, under Item 2.02 “Results of Operations and Financial Conditions,” to report our press release announcing financial results for the three months ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFJ, INC.

By:	/S/ MICHAEL E. JALBERT
Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) Dated: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL E. JALBERT Michael E. Jalbert	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2006

/S/ JANA AHLFINGER BELL Jana Ahlfinger Bell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

/S/ EDWARD H. BERSOFF Edward H. Bersoff	Director	March 9, 2006

/S/ VERONICA HAGGART Veronica Haggart	Director	March 9, 2006

/S/ MARK S. NEWMAN Mark S. Newman	Director	March 9, 2006

/S/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 9, 2006

/S/ WINSTON J. WADE Winston J. Wade	Director	March 9, 2006

MANAGEMENT’S REPORT

Management’s Report on Financial Statements:

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

Management’s Report on Internal Control Over Financial Reporting:

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

Audit Committee Oversight:

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our internal auditors and independent registered public accounting firm (collectively, the “auditors”) to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Ethics and Business Conduct), and the nature, extent, and results of internal and external audits. Our auditors have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Annual Report on Form 10-K.

/s/ MICHAEL E. JALBERT
Michael E. Jalbert, Chief Executive Officer

/s/ JANA AHLFINGER BELL
Jana Ahlfinger Bell, Chief Financial Officer

Irving, Texas

March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

EFJ, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of EFJ, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment that the Company’s internal control over financial reporting as of December 31, 2005, was effective based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

s/ GRANT THORNTON LLP

Vienna, Virginia

March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

EFJ, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report, that EFJ, Inc. (a Delaware Corporation) and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Vienna, Virginia

March 8, 2006

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(in thousands, except share and per share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$39,107	$9,484
Accounts receivable, net of allowance for returns and doubtful accounts of $135 and $256	35,745	18,296
Receivables — other	7,209	2,384
Cost in excess of billings on uncompleted contracts	1,726	1,638
Inventories	14,092	13,043
Deferred income taxes	1,287	3,000
Prepaid expenses	692	721

Total current assets	99,858	48,566
Property, plant and equipment, net	4,573	3,494
Deferred income taxes, net of current portion	22,853	11,000
Intangible assets, net of accumulated amortization	6,741	6,746
Other assets	213	513

TOTAL ASSETS	$134,238	$70,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—
Current portion of long-term debt obligations	65	126
Accounts payable	5,611	8,534
Accrued expenses	7,344	6,171
Billings in excess of cost on uncompleted contracts	5	1,250
Deferred revenue	363	1,185

Total current liabilities	13,388	17,266

Long-term debt obligations, net of current portion	5	68

TOTAL LIABILITIES	13,393	17,334
Commitments and Contingencies

Stockholders’ equity:
Preferred stock ($.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 50,000,000 voting shares authorized, 25,867,094 and 18,257,877 issued and outstanding at December 31, 2005 and 2004)	259	183
Additional paid-in capital	150,387	103,459
Unearned stock compensation	(1,693)	—
Accumulated deficit	(28,108)	(50,657)

TOTAL STOCKHOLDERS’ EQUITY	120,845	52,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,238	$70,319

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004, and 2003

(in thousands, except share and per share data)

	2005	2004	2003
Revenues	$94,616	$80,870	$56,189
Cost of sales	45,671	42,901	32,560

Gross profit	48,945	37,969	23,629

Operating expenses:
Research and development	13,686	11,020	7,005
Sales and marketing	10,326	10,389	7,390
General and administrative, inclusive of: non-cash stock option repricing expense (benefit) adjustment of $(305), $2,121, and $3,936 in 2005, 2004, and 2003; and facility relocation expenses of $909 and $1,833 in 2005 and 2004	12,988	12,499	10,122

Total operating expenses	37,000	33,908	24,517

Income (loss) from operations	11,945	4,061	(888)
Interest income	753	37	35
Interest expense	(70)	(121)	(186)
Other income (expense), net	(36)	(19)	31

Income (loss) before income taxes	12,592	3,958	(1,008)
Income tax benefit	9,957	6,000	5,000

Net income	$22,549	$9,958	$3,992

Net income per share — basic	$1.07	$0.56	$0.23

Net income per share — diluted	$1.06	$0.53	$0.21

Weighted average common shares — basic	20,984,688	17,824,708	17,577,335

Weighted average common shares — diluted	21,253,783	18,749,893	18,684,451

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Deficit	Total
	Shares	Par Value
Balance, December 31, 2002	17,577,315	$176	$96,918	$—	$(64,607)	$32,487
Expense related to repriced options	—	—	3,936	—	—	3,936
Other	200	—	(9)	—	—	(9)
Net income	—	—	—	—	3,992	3,992

Balance, December 31, 2003	17,577,515	$176	$100,845	$—	$(60,615)	$40,406
Expense related to repriced options	—	—	2,121	—	—	2,121
Exercise of stock options	675,320	7	459	—	—	466
Issuance of stock to directors in lieu of cash compensation	5,042	—	34	—	—	34
Net Income	—	—	—	—	9,958	9,958

Balance, December 31, 2004 (1)	18,257,877	$183	$103,459	$—	$(50,657)	$52,985
Benefit related to repriced options	—	—	(305)	—	—	(305)
Exercise of stock options	526,250	5	419	—	—	424
Issuance of restricted stock awards	170,000	2	1,586	(1,588)	—	—
Expense related to restricted stock awards	—	—	—	33	—	33
Revaluation of restricted stock awards	—	—	138	(138)	—	—
Issuance of stock to directors in lieu of cash compensation	12,967	—	102	—	—	102
Proceeds of stock offering, net of expenses of $586	6,900,000	69	44,988	—	—	45,057
Net Income	—	—	—	—	22,549	22,549

Balance, December 31, 2005	25,867,094	$259	$150,387	$(1,693)	$(28,108)	$120,845

(1)	At our June 3, 2004 Annual Meeting of Stockholders, the Stockholders approved an amendment of the Certificate of Incorporation to increase the number of authorized shares of voting common stock from 25,000,000 to 50,000,000.

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004, and 2003

(in thousands, except share data)

	2005	2004	2003
Cash flows from operating activities:
Net income	$22,549	$9,958	$3,992

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,720	1,441	1,093
Gain on sale of property, plant and equipment	(16)	(67)	(54)
Deferred income taxes	(10,140)	(6,000)	(5,000)
Non-cash compensation — repriced options	(305)	2,121	3,936
Non-cash compensation — restricted stock awards	33	—	—
Changes in assets and liabilities:
Accounts receivable, net	(17,449)	(769)	(13,091)
Receivables — other	(4,825)	—	—
Cost in excess of billings on uncompleted contracts	(88)	(769)	817
Inventories	(1,049)	4,997	(6,369)
Prepaid expenses	29	(134)	(100)
Other assets	300	173	212
Accounts payable	(2,923)	(48)	4,575
Accrued expenses	1,173	2,765	1,089
Billings in excess of cost on uncompleted contracts	(1,245)	1,220	(8)
Deferred revenue	(822)	(607)	685

Total adjustments	(35,607)	4,323	(12,215)

Net cash provided by (used in) operating activities	(13,058)	14,281	(8,223)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	192	464	47
Purchase of property, plant and equipment	(3,001)	(2,546)	(897)

Net cash used in investing activities	(2,809)	(2,082)	(850)

Cash flows from financing activities:
Proceeds (payments) on revolving line of credit, net	—	(7,500)	2,500
Principal payments on long-term debt	(124)	(359)	(107)
Proceeds from issuance of common stock, net of expenses	45,057	—	—
Proceeds from exercise of stock options	424	466	—
Other	133	34	(9)

Net cash provided by (used in) financing activities	45,490	(7,359)	2,384

Net increase (decrease) in cash and cash equivalents	29,623	4,840	(6,689)
Cash and cash equivalents, beginning of year	9,484	4,644	11,333

Cash and cash equivalents, end of year	$39,107	$9,484	$4,644

Supplemental Disclosure of Cash Flow Information:

We paid interest of $69, $40 and $46 during the years 2005, 2004 and 2003, respectively.

We paid income taxes of $70 in both 2005 and 2004; no such payments were made in 2003.

In 2003, we acquired $374 of property, plant and equipment in exchange for long-term debt.

See accompanying notes to the consolidated financial statements.

1. Significant Accounting Policies:

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Organization

EFJ, Inc. is a Delaware corporation engaged in the design, integrate and marketing of wireless communication products and systems and information security products. Through our subsidiary E.F. Johnson Company (“EFJohnson”), we design, develop, market and support stationary land mobile radio transmitters / receivers and mobile and portable radios. Through our subsidiary Transcrypt International, Inc. (“Transcrypt”), we design, develop, manufacture and market encryption devices for land mobile radios. We operate in two segments: private wireless communications (EFJohnson), located in Irving, Texas; and information security (Transcrypt), located in Lincoln, Nebraska. In both segments, we primarily market our products to: domestic public safety / public service and other government users; domestic commercial users; and international customers.

Principles of Consolidation

The consolidated financial statements include the accounts of EFJ, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

All highly liquid investments with original maturities less than 90 days are considered cash equivalents. We place our temporary cash investments with high-credit qualified financial institutions. Such investments are carried at cost, which approximates fair value.

Revenue Recognition

If collection is reasonably assured, and no significant future obligations or contingencies associated with the sale exist, revenues for product sales are recognized when product is shipped, less an estimate for an allowance for returns or doubtful accounts, if applicable. For shipments where collection is not reasonably assured, we recognize revenue as cash is received. If collection is contingent on a future contractual event, we recognize revenue when the contingency lapses, generally upon cash collection. Our sales typically do not provide the customer with the right of return except as provided under our warranties.

System sales under long-term contracts are accounted for using the percentage-of-completion method. Under this method, revenues are recognized as work on a contract progresses. The recognized revenue is the percentage of estimated total revenues the incurred costs to date bear to estimated total costs to complete the contract. Revisions in cost and profit estimates are made when conditions requiring such revisions become known. Anticipated losses on contracts are recognized as soon as such losses are determined to be probable and reasonably estimable.

Deferred revenue includes unearned fees on systems maintenance contracts sold to customers. We recognize the fees ratably over the life of the contract, generally on a straight-line basis.

We periodically review our revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletins 101 and 104, Statement of Position 81-1 and other interpretations as applicable. In addition, while most of our current products contain software, we believe the software is incidental in the overall context of our product’s features and functionality, therefore, at present we do not use revenue recognition pronouncements applicable to software sales.

Our policy does not require significant collateral or other security to support the substantial portion of its receivables. However, we typically request prepayment or letters of credit on certain foreign sales that carry higher than normal risk characteristics.

Receivables

Accounts receivable are presented in the balance sheet at net realizable value, which equals the gross receivable value less allowance for bad debts and estimated returns and allowances. Such allowances are based upon our estimate of non-collectibility due to customer factors, product quality, and current economic conditions. The allowance for returns and doubtful accounts decreased from $256 (or 1.4% of gross receivable value) at December 31, 2004 to $135 (or 0.4% of gross receivable value) at December 31, 2005. The primary reason for the decrease was a change in the customer mix in the year-end receivables.

Other receivables consist of amounts due under inventory transfer agreements with the vendor with whom we have outsourced our wireless communication manufacturing and amounts owed to us pursuant to note agreements, which may or may not bear interest. Of the $7,209 and $2,384 balances at December 31, 2005 and 2004, respectively, $1,529 and $2,356 are comprised of notes executed with the outsourced wireless communication manufacturer. The notes were received in exchange for raw material inventory transferred near the end of 2004 and in the first quarter of 2005. We have a security interest in the inventory, and the note agreements call for monthly payments to not be less than actual inventory consumed. The remaining balance at December 31, 2005, of approximately $5.7 million, reflects credits due from the outsourced wireless communication manufacturer as a result of inventory transferred for production. The transactions reflected as other receivables are not revenue generating transactions.

Inventories

Inventories are recorded at the lower of cost or market with cost determined by the first-in, first-out, or FIFO, method. We periodically assess our inventory for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, and adjust inventory balances accordingly. We consider, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products.

Inventories comprised of components and parts on hand to support maintenance of products previously sold, or Service Inventory, are anticipated to be utilized over extended periods of time. Service inventories are carried at the lower of cost or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Our policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: land improvements — 15 years; buildings and improvements — 15 to 30 years; equipment and furniture and fixtures — 2 to 7 years. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results.

Intangible Assets

Goodwill represents the excess of purchase price over fair value of assets acquired. We assess the recoverability of goodwill and other intangible assets by performing a fair value impairment test, at least annually. If it is determined that impairment has occurred, the goodwill is written down to its estimated net realizable value. No impairment was determined to have occurred in 2005, 2004, or 2003.

Warranty Costs

We generally provide a one-year warranty on our products. We estimate future warranty claims based on historical experience and anticipated costs to be incurred. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We periodically evaluate the deferred tax asset and assess the need for a valuation allowance based upon our estimate of the recoverability of the future tax benefits associated with the deferred tax asset.

Income Per Share

Basic net income per share is calculated based upon the weighted average number of common shares outstanding during the period. Outstanding options at December 31, 2005, 2004 and 2003, to purchase 1,267,767, 1,398,466 and 1,723,736 shares of common stock, with weighted average exercise prices of $5.97, $3.00 and $0.82, were used in the computation of common share equivalents for 2005, 2004 and 2003, respectively. At December 31, 2005, 361,550 of the 1,267,767 outstanding options were excluded from the computation of weighted average shares outstanding because their exercise prices were above the annual average trading price in 2005 of $8.64 per share. All outstanding options at December 31, 2004 and 2003 were included in the computation at that date as all such options had exercise prices below the annual average trading price in the respective years of $7.08 per share in 2004 and $3.02 per share in 2003.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. Equipment purchased with alternative future benefit in R&D activities is capitalized and resulting depreciation is recorded as R&D expense. Additionally, R&D costs include employee salaries directly related to R&D efforts and all other costs directly allocable to R&D efforts, including equipment for which there is no alternative use. R&D costs are presented separately as an operating expense in our consolidated statements of operations.

Interest Income

Interest income is recognized as earned on cash, cash equivalents and notes receivable.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This pronouncement is not anticipated to have a material effect on our consolidated financial position, results of operations, or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. This pronouncement is not anticipated to have a material effect on our consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises and replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The fair-value-based method is substantially similar to the method established in SFAS No. 123 and includes use of an option-pricing model such as the Black-Scholes option-pricing model. Fair value will be recognized over the period during which the employee is required to provide service in exchange for the award, generally the option’s vesting period. SFAS No. 123R will be effective for us on January 1, 2006. Alternative phase-in methods are allowed under SFAS No. 123R, and we expect that we will use the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. We presently expect such adoption to increase our non-cash compensation expenses by approximately $1.4 million to approximately $2.0 million during 2006.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect carrying amounts of assets and liabilities and disclosures of contingent assets and liabilities as of financial statement dates, as well as the reported revenues and expenses for the years then ended. These estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, application of the percentage of completion accounting for long-term contract revenues, inventory reserves, warranty reserves, valuation allowance for deferred income tax assets, and contingencies. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results may differ from our estimates.

Reclassifications

Certain amounts in 2004 and 2003 have been reclassified to conform to current year presentation. The reclassifications did not affect net income or stockholders’ equity as previously reported.

Stock Option Plans

We apply the intrinsic value-based method of accounting for stock options issued to employees. When both the number of shares an individual employee is entitled to receive and the option price are known at the grant date, total compensation cost for the Company’s grants of stock options is measured at the grant date (“fixed plan awards”). However, when either or both of these factors are not known at the grant date, we estimate total compensation cost each accounting period from the date of grant based on the estimated fair value of our common stock at the end of each period (“variable plan awards”). Changes, either increases or decreases, in the estimated fair value of the shares between the date of grant and the final exercise or expiration of the options result in a change in the measure of compensation cost for variable plan awards. Compensation cost is recognized as expense over the periods in which the employee performs the related services, which is generally presumed to be the vesting period.

Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards in 2005, 2004 and 2003, our net income and pro forma net income per share would have been as follows:

	2005	2004	2003
Net income — as reported	$22,549	$9,958	$3,992
Less: Stock option repricing (benefit) expense — as reported	(305)	2,121	3,936
Pro forma general and administrative expenses for stock option compensation	1,049	519	313

Pro forma net income	$21,195	$11,560	$7,615

Net income per share, basic — as reported	$1.07	$0.56	$0.23
Net income per share, diluted — as reported	$1.06	$0.53	$0.21

Pro forma net income per share, basic	$1.01	$0.65	$0.43
Pro forma net income per share, diluted	$1.00	$0.62	$0.41

The weighted average fair value per option at date of grant during 2005, 2004 and 2003 was $6.63, $2.28, and $1.38, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2005	2004	2003
Expected option life	10 years	10 years	10 years
Expected annual volatility	39%	75%	75%
Risk-free interest rate	4.39%	4.24%	3.99%
Dividend yield	0%	0%	0%

Restricted Stock Plan

Restricted stock issued to employees or non-employee directors include performance criteria and are accounted for as variable plan awards. Therefore, changes, either increases or decreases, in the estimated fair value of the shares between the date of grant and the final vesting date result in a change in the measure of compensation cost. Compensation cost is recognized as expense based on the vesting period and consideration of performance criteria included in the restricted grant. Shares issued are recorded in stockholders’ equity at fair value as of the reporting date. Unearned stock compensation is recorded as an offset in stockholders’ equity and reflects changes in the estimated compensation cost.

2. Inventories:

The following is a summary of inventories at December 31:

	2005	2004
Raw materials and supplies	$8,395	$7,905
Work in process	1,432	568
Finished goods	93	709
Service inventory	4,564	5,811

	14,484	14,993
Less: reserve for obsolescence	392	1,950

Net Inventory	$14,092	$13,043

While substantially all of our products are manufactured by third parties, we continue to acquire raw materials for use in production by the third parties. Transfers of these raw materials to each manufacturer are not included in sales. The decrease in the reserve for obsolescence from December 31, 2004 to December 31, 2005 relates primarily to the disposal of obsolete inventory in conjunction with the facility relocation in the first quarter of 2005. All inventory items were specifically analyzed during this transfer process, and inventory deemed to have no future benefit was written off and disposed of against the reserve balance previously provided for; hence, no significant gain or loss resulted from this disposal.

3. Contracts in Progress:

Costs incurred to date, estimated earnings and the related progress billings to date on contracts in progress are as follows as of December 31:

	2005	2004
Costs on uncompleted contracts	$7,714	$4,882
Profits in uncompleted contracts	7,538	4,328

	15,252	9,210
Less billings	13,531	8,822

	$1,721	$388

The above is included in the consolidated balance sheet as follows:
Cost in excess of billings on uncompleted contracts	$1,726	$1,638
Billings in excess of cost on uncompleted contracts	(5)	(1,250)

	$1,721	$388

Cost in excess of billings on uncompleted contracts includes direct costs of manufacturing, installation, project management, engineering, and allocable manufacturing overhead costs and accrued profits in excess of amounts billed. Billings in excess of costs on uncompleted contracts include amounts billed and accrued anticipated costs on open contracts in excess of costs and accrued profits.

4. Property, Plant and Equipment:

Property, plant and equipment consist of the following at December 31:

	2005	2004
Land and land improvements	$—	$61
Buildings and improvements	486	535
Equipment	15,095	11,952
Furniture and fixtures	1,015	1,063
Software	2,256	1,173
Construction in progress	11	608

	18,863	15,392
Less accumulated depreciation and amortization	14,290	11,898

	$4,573	$3,494

5. Intangible Assets:

We do not amortize goodwill, but instead review its valuation for impairment, at least annually. We performed fair value-based impairment tests at December 31, 2005, 2004 and 2003 concluding no impairment of goodwill had occurred as of these dates and no events had occurred during the respective years that would indicate an impairment of such assets had taken place.

Amortization expense, related to intangible assets which are subject to amortization, was $5 and $7 for the years ended December 31, 2005 and 2004. Amortization expense of intangible assets subject to amortization is anticipated to be approximately $5 for 2006 and annually thereafter through 2012. Intangible assets consist of the following at December 31:

	2005		2004
Intangible assets not subject to amortization:
Goodwill		$5,126		$5,126
Tradename		1,564		1,564
Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—

Patents	113		113
Less: accumulated amortization	62	51	57	56

Total		$6,741		$6,746

6. Revolving Line of Credit:

We have a line of credit with Bank of America. The secured $15,000 line of credit bears interest at a rate of LIBOR plus 150 basis points, which rate may be increased to LIBOR plus 225 basis points dependent upon certain debt ratios. The effective rate at December 31, 2005 was 5.89%. The line of credit is collateralized by substantially all of our assets, and borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. The agreement, which expires September 30, 2007, includes certain covenants, including financial covenants, with which we were in compliance as of December 31, 2005 and 2004.

At December 31, 2005 and 2004, we had no cash borrowings outstanding on the line of credit. Average borrowings, including letters of credit, under our line of credit and the weighted average interest rate were, respectively, $483 and 11.5% during 2005, and $150 and 31.3% during 2004. The relatively high effective interest rate in 2005 and 2004 resulted from unused line availability fees, charged at 0.375%, as we substantially borrowed on the line of credit only in the first quarter of 2004. The total available credit under the line of credit was $14,728 at December 31, 2005 and $11,500 at December 31, 2004.

7. Long-Term Debt:

Long-term debt at December 31, 2005 solely consists of notes for financing of equipment. Future principal payments as of December 31, 2005 are as follows:

Year Ending December 31
2006	$65
2007	5
2008	—
2009	—
2010	—
Thereafter	—

$70

8. Leases:

In 2004, we made the decision to move both of our operating facilities (See Note 19). In Lincoln, Nebraska, upon the termination of its prior facility lease in May 2004, Transcrypt moved to a near-by new facility also located in Lincoln. Transcrypt’s facility is a minor portion of an industrial park and is leased pursuant to a ten-year agreement expiring in June 2014, with an option for Transcrypt to renew for an additional five years. Annual occupancy costs, including common area maintenance charges, are approximately $213.

Further, in April 2004, we made the decision to move substantially all of our EFJohnson operations from Waseca, Minnesota to Irving, Texas. The lease on the Waseca property was extended three months, until March 31, 2005, at which time the move to Irving was substantially complete. EFJohnson’s operations were moved to a facility in Irving leased pursuant to a ten-year agreement expiring in December 2013. The annual lease payments are $400 during 2005 through 2008, increasing to $436 during 2009 through 2013. We have an option to purchase this building for $3.4 million, which has been extended through March 31, 2006.

We also lease various equipment and buildings under operating leases. We anticipate that, in the normal course of business, leases will be renewed or replaced as they expire. Rent expense for all operating leases was $843, $1,410, and $730 for the years 2005, 2004, and 2003, respectively. Rent expense is recorded on the straight-line method considering contractual rents due and escalation clauses in the individual contracts.

Future minimum rental payments under non-cancelable operating lease agreements as of December 31, 2005 are as follows:

Year Ending December 31
2006	$748
2007	715
2008	681
2009	728
2010	685
Thereafter	1,908

$5,465

9. Income Taxes:

The components of the income tax expense/(benefit) for the years ending December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current:
Federal	$183	$—	$—
State	—	—	—
Deferred:
Federal	(9,514)	(5,000)	(5,000)
State	(626)	(1,000)	—

Total	$(9,957)	$(6,000)	$(5,000)

A reconciliation of our effective tax rate to the U.S. federal statutory rate is as follows:

	2005	Percent	2004	Percent	2003	Percent
U.S. federal tax at statutory tax rate	$4,281	34.0%	$1,346	34.0%	$(343)	(34.0)%
Change in valuation allowance	(13,405)	(106.5)	(4,600)	(116.2)	(4,462)	(442.7)
State income taxes, net of federal tax effect	315	2.5	119	3.0	—	—
Extraterritorial income exclusion	(449)	(3.6)	(17)	(0.4)	—	—
Tax credits	(819)	(6.5)	—	—	—	—
Deferred tax asset true-ups	323	2.6	—	—	—	—
Provision for state income taxes	—	—	(2,229)	(56.3)	—	—
Other	(203)	(1.6)	(619)	(15.7)	(195)	(19.3)

	$(9,957)	(79.1)%	$(6,000)	(151.6)%	$(5,000)	(496.0)%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 2005 and 2004 relate to the following:

	2005	2004
Special compensation expense	$—	$1,520
Allowance for bad debts and returns	50	120
Reserve for inventory obsolescence	145	720
NOL carryforwards	18,711	19,600
General business credits	4,199	2,980
Non-cash compensation expense (repriced options)	83	2,410
Difference between tax and book amortization	1,547	770
Difference between tax and book depreciation	—	200
Difference between tax and book liability accruals and prepaid assets	1,080	680

Gross deferred tax assets	25,815	29,000
Less valuation allowance	1,595	15,000

Deferred tax assets, net of valuation allowance	24,220	14,000
Difference between tax and book depreciation	(80)	—

	$24,140	$14,000

Taxable net operating loss carryforwards (“NOLs”), totaling approximately $50,459 at December 31, 2005, originated in 1996 through 2003 and expire in 2017 through 2023. We also have $4,199 in general business credits which were earned in 1995 through 2006 and expire in 2010 through 2025. In addition, we have a tax benefit of $951 attributable to income recognized by employees through the exercise of our stock options which would be recognized as an increase to additional paid in capital upon the full utilization of the previously described NOLs and tax credits. This benefit is not recognized as a component of the deferred tax assets and a valuation allowance of $951 is offset against this benefit. The tax credits of $4,199 and tax benefit of $951 cannot be utilized by the company to reduce its income tax liability until our NOLs have been fully exhausted.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize fully its deferred tax asset, we will need to generate future taxable income of at least $73.1 million prior to expiration of our NOLs, tax credit carryforwards, and tax benefit described above. Taxable income (loss), before application of NOLs, for the years ended December 31, 2005, 2004, and 2003 was approximately $5,756, $4,660, and $(490).

As a result of decreases in the valuation allowance in 2005, 2004 and 2003, our net deferred tax asset recorded on the balance sheet increased to $24,140 at December 31, 2005, as compared to $14,000 at December 31, 2004 and $8,000 at December 31, 2003. In determining recoverability of the future tax benefits associated with its deferred tax asset, we take into account, among other factors, our operating results during 2005, 2004, and 2003, our current and expected customer base, technological and competitive factors impacting our current products, and our estimates of future earnings which are based upon a five-year earnings projection, using information currently available, discounted for risk. Should factors underlying our estimates change, future adjustments to the valuation allowance may be necessary.

At December 31, 2004, we increased our deferred tax assets by approximately $2,865 to account for the effect of state income tax on accumulated timing differences. We used an estimated weighted average tax rate of 3.0%. Prior to 2004, we excluded any state income tax effect on its computation of deferred taxes as we did not believe it was more likely than not that we would be able to utilize that aspect of our deferred tax asset related to state income taxes .

10. Accrued Expenses:

Accrued expenses consist of the following at December 31:

	2005	2004
Payroll, bonuses and employee benefits	$2,314	$1,927
Commissions	726	1,697
Warranty reserve	2,693	2,184
Other expenses	1,611	363

	$7,344	$6,171

The following represents a reconciliation of changes in our accrued warranty reserve as of December 31, 2005 and 2004:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2004	727	2,795	1,338	2,184
Year Ended December 31, 2005	2,184	3,133	2,624	2,693

11. Commitments and Contingencies:

We are presently disputing a certain state tax liability totaling approximately $240. We believe the basis for the state’s assessments of the amount owed is incorrect, and we intend to vigorously contest such assessment. At December 31, 2005 and 2004, we had recorded a liability related to this assessment, which amount reflects our evaluation of the eventual conclusion of these matters.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At December 31, 2005 we had open letters of credit totaling $0.3 million. Bonds, which expire on various dates, totaled $0.5 million on December 31, 2005, and no bonds had been drawn upon.

12. Option Plans:

Under our 1996 Stock Incentive Plan (the “Plan”), any employee, including any director, non-employee director or independent contractor, is eligible to be considered for the issuance of shares of common stock or of any other class of security or right which is convertible into common stock. There are approximately 283,204 remaining shares available to be issued under this Plan as of December 31, 2005. The Plan provides that, unless otherwise provided by the Plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year.

During 2001 and 2000, we cancelled and reissued options to purchase 620,000 and 366,000 shares of common stock, respectively, under the Plan to lower the exercise price of those options to an amount approximately 150% of the prevailing market value of our common stock (the “repricing”), $0.656 per share. The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. Further, in 2001, similar to the aforementioned repricing decision, we decreased the exercise price of options covering 200,000 shares of common stock issued to our Chief Executive Officer (“CEO”) in 1999 (pursuant to the Michael Jalbert 1999 Stock Option Agreement, hereafter referred to as “Mr. Jalbert’s Option Agreement”) from $1.4375 to $0.656 per share. We previously accounted for these option grants as fixed plan awards. The resulting non-cash compensation is dependent upon our closing stock price at the end of the respective period.

The market value of our common stock at December 31, 2005, 2004 and 2003, respectively, was $10.15, $9.75, and $5.90 per share. We recorded non-cash compensation benefit of $305 in 2005 and non-cash compensation expense of $2,121, and $3,936 in 2004 and 2003, respectively, for the cumulative effects of the repricings.

As of December 31, 2005, repriced options covering approximately 20,900 shares, in various stages of vesting, were outstanding, of which approximately 50 related to options issued to our CEO. In the first quarter of 2004, the CEO and former CFO adopted pre-arranged stock selling plans, pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, in regards to the repriced option shares held by them. Under the pre-arranged stock selling plans, stock options were exercised contemporaneously with the sales of the resulting shares. The respective selling of the stock commenced in the second quarter of 2004 and was completed in the second quarter of 2005. Any non-cash compensation related to these options are fixed at the time the options are exercised; prior to exercise, the options continued to be subject to variable accounting treatment. The CEO and former CFO, in aggregate, exercised options to purchase approximately 308,000 shares of common stock during both the nine months ended September 30, 2005 and 2004.

The status of our stock options:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Options Exercisable
Balance at December 31, 2002	1,528,186	0.68	665,021
Granted	227,600	1.70
Exercised	(200)	0.66
Forfeited	(31,850)	0.67

Balance at December 31, 2003	1,723,736	$0.82	793,884
Granted	525,850	6.62
Exercised	(675,320)	1.30
Forfeited	(175,800)	0.69

Balance at December 31, 2004	1,398,466	$3.02	496,024
Granted	492,800	8.72
Exercised	(531,809)	0.93
Forfeited	(91,690)	4.78

Balance at December 31, 2005	1,267,767	$5.97	342,474

Our outstanding options as of December 31, 2005 are as follows:

Range of Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Exercisable Weighted Average Exercise Price
$0.390 — 0.890	192,277	6.0	$0.626	87,816	$0.563
1.700 — 1.880	166,740	7.1	1.711	55,630	1.713
6.000 — 6.750	142,550	8.4	6.350	23,150	6.296
7.100 — 8.790	443,700	8.7	7.432	59,050	7.120
9.100 — 10.540	322,500	9.1	9.176	—	—

$0.390 — 10.540	1,267,767	8.2	$5.969	225,646	$3.151

13. Restricted Stock Plan:

In November 2005, our board of directors granted 170,000 shares of restricted stock, at a fair value of $9.34 per share, to the CEO and members of the board of directors under the 2005 Omnibus Incentive Plan (2005 Plan). The vesting of the restricted stock is determined based on the achievement of at least 80% of a specified revenue target and 80% of a specified EBITDA target. For purposes of vesting, the revenue and EBITDA targets are weighted equally at 50% and the vesting of the restricted stock is based on the prorata achievement of each target above the 80% level. Since the actual number of shares may vary based upon achievement of the revenue and EBITDA targets, we have recorded these grants as variable awards with performance arrangements and recognized an increase of $138 in both unearned stock compensation and additional paid in capital due to changes in the market price of our stock through December 31, 2005. For the year ended December 31, 2005, the Company recognized $33 of expense associated with restricted stock grants.

14. Benefit Plans:

We have a profit sharing plan, which covers substantially all employees. Contribution levels are determined annually by the Board of Directors. There were no profit sharing contributions in any of the three years ended December 31, 2005, 2004 and 2003.

We also have a 401(k) plan, which covers substantially all employees. Participants may contribute up to the federal limit of their annual compensation. After one year of employment, we make matching contributions of 50% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Our contributions approximated $213, $184, and $164 for the years ended December 31, 2005, 2004 and 2003, respectively.

15. Fair Value of Financial Instruments:

The carrying amount of our current assets and liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving line of credit approximates fair value as calculated by discounting the future cash flows of the instrument at rates currently offered to us for similar debt instruments of comparable maturities by our bankers.

16. Concentrations:

Sales to the U.S. Department of Defense accounted for 29%, 35%, and 42% of the all sales in 2005, 2004, and 2003.

In addition to being a customer, Motorola was, in prior years, a key manufacturer of electronic components used by us. Purchases from Motorola totaled approximately $0, $6,886, and $14,424 in 2005, 2004 and 2003, respectively.

17. Export Sales:

A portion of our sales are made to customers outside of North America. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic areas (based on the destination for such deliveries), were as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Europe	$231	$604	$1,051
Middle East and Asia	13,442	15,084	3,446
Central and Latin America	750	3,111	2,617

	$14,423	$18,799	$7,114

18. Related Party Transaction:

In April 2002, we extended a loan to our Chief Executive Officer, Mr. Jalbert in the principal amount of $75 bearing interest at the rate of 6%. Any tax obligations associated with the loan were the sole responsibility of Mr. Jalbert. Mr. Jalbert fully paid off the loan, principal and interest, in July 2004.

19. Planned Moves of the Company’s Operating Facilities

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

On April 14, 2004, we announced our decision to move EFJohnson’s operations, to include the outsourcing of our manufacturing, from our facility in Waseca, Minnesota to the Dallas, Texas area. We incurred costs of $1,904 in relation to this move of EFJohnson. No additional costs are expected to be incurred. The timing of the recognition of costs associated with this move were determined in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and other relevant guidance, which provide a liability for a cost associated with an exit or disposal activity shall be recognized at its fair value in the period in which the liability is incurred. In particular, employee-related termination costs associated with the relocation are generally recognized ratably over the period that the employees are required to provide services in order to earn the respective termination benefit. The move was completed by April 2005. A significant portion of EFJohnson’s workforce was replaced or otherwise terminated in relation to this move.

On February 28, 2005, we announced our decision to move our Corporate Headquarters to Irving, Texas, co-located with EFJohnson’s operations. This move was substantially complete at the end of the second quarter of 2005. We have incurred aggregate costs of $699 during 2005 relating to this move.

Aggregate Relocation Costs for Corporate Headquarters, EFJohnson and Transcrypt (in 000’s):
	Original amount expected to be incurred	Amount incurred in the year ended December 31, 2004	Amount incurred in the year ended December 31, 2005
Description of Costs
Employee related costs	$1,675	$1,016	$623
Furniture and equipment relocation costs	339	142	197
Manufacturing outsourcing set-up costs	350	337	13
Other	454	338	76

Total	$2,818	$1,833	$909

20. Segment and Related Information:

We operate in the following two industry segments: the private wireless communication industry (EFJohnson), which is comprised of the design, development, integration and sale of stationary land mobile radio transmitters / receivers, mobile and portable radios and complete radio communication systems; and the secured communications industry (Transcrypt), which is comprised of the design, manufacture and sale of devices that prevent the unauthorized interception of sensitive voice and data communication.

We evaluate segment results based on gross margin and income from operations. Corporate expenses are allocated to the operating segments based upon estimated usage of corporate resources. The following table is a summary of annual results for the years ended December 31, 2005, 2004 and 2003.

	(in thousands)
	2005	2004	2003
Revenues:
Private Wireless Communication	$64,585	$60,716	$49,028
Secured Communications	30,031	20,154	7,161

	$94,616	$80,870	$56,189

Gross Profit:
Private Wireless Communication	$22,536	$21,342	$18,292
Secured Communications	26,409	16,627	5,337

	$48,945	$37,969	$23,629

Operating Income (Loss):
Private Wireless Communication	$(7,383)	$(4,275)	$1,052
Secured Communications	19,023	10,457	1,996

Income from Operations	11,640	6,182	3,048
Stock Option Repricing Benefit (Expense)	305	(2,121)	(3,936)
Other Income (Expense), net	647	(103)	(120)

Income (Loss) before Taxes	$12,592	$3,958	$(1,008)

Depreciation & Amortization:
Private Wireless Communication	$1,510	1,277	$951
Secured Communications	210	164	142

	$1,720	1,441	$1,093

Assets:
Private Wireless Communication	$63,152	$42,580	$46,626
Secured Communications	40,167	13,146	6,742
Corporate	30,919	14,593	8,901

	$134,238	$70,319	$62,269

21. Unaudited Quarterly Financial Data:

The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2005. This information has been prepared on the same basis as the financial statements appearing elsewhere in this report. Our operating results for any one quarter are not indicative of results for any future period. Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2005
Revenues	$24,161	$19,855	$20,783	$29,817

Income (loss) from operations	5,194	242	1,408	5,101
Interest and other income (expenses), net	49	53	195	350

Income (loss) before income taxes	5,243	295	1,603	5,451
Provision for income taxes	—	—	—	9,957

Net income (loss)	$5,243	$295	$1,603	$15,408

Net income (loss) per share — basic	$0.29	$0.02	$0.07	$0.60

Net income (loss) per share — diluted	$0.28	$0.02	$0.07	$0.59

2004
Revenues	$22,244	$17,571	$15,430	$25,625

Income (loss) from operations	3,048	(1,439)	767	1,684
Interest and other income (expense), net	(53)	(22)	17	(44)

Income (loss) before income taxes	2,995	(1,461)	784	1,640
Provision for income taxes	—	—	—	6,000

Net income (loss)	$2,995	$(1,461)	$784	$7,640

Net income (loss) per share — basic	$0.17	$(0.08)	$0.04	$0.42

Net income (loss) per share — diluted	$0.16	$(0.08)	$0.04	$0.41

As explained in Note 12, we have repriced stock options which are accounted for as variable plan awards. As a result of the prevailing market price of our common stock exceeding the repriced stock options in 2003, we incurred non-cash compensation expense (benefit) of: $(395), $(125), $180, and $35 in the quarters ended March 31, June 30, September 30, and December 31, 2005, respectively; and $(1,087), $3,398, $(1,425), and $1,235 in the quarters ended March 31, June 30, September 30, and December 31, 2004, respectively.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Expense (Reversal)	Charged to Other Accounts	Deductions (Write-offs)	Balance at End of Period
Allowance for Doubtful Accounts for the:
Year Ended December 31, 2003	236,078	202,027	—	333,690	104,415
Year Ended December 31, 2004	104,415	254,599	—	103,036	255,978
Year Ended December 31, 2005	255,978	(42,425)	—	78,431	135,121

Inventory Obsolescence Reserve for the:
Year Ended December 31, 2003	2,467,786	(484,781)	—	1,354,242	628,763
Year Ended December 31, 2004	628,763	1,817,062	—	495,463	1,950,362
Year Ended December 31, 2005	1,950,362	975,464	—	2,533,514	392,312

Valuation Allowance for Deferred Tax Asset for the:
Year Ended December 31, 2003	23,900,000	700,000	—	5,000,000	19,600,000
Year Ended December 31, 2004	19,600,000	1,400,000	—	6,000,000	15,000,000
Year Ended December 31, 2005	15,000,000	—	—	13,405,000	1,595,000

Allowance for Warranty Reserve for the:
Year Ended December 31, 2003	450,912	1,116,785	—	841,136	726,561
Year Ended December 31, 2004	726,561	2,795,286	—	1,337,512	2,184,335
Year Ended December 31, 2005	2,184,335	3,132,759	—	2,623,749	2,693,344

See report of independent registered public accounting firm

S-1

Index of Attached Exhibits

The following documents are included in this report.

Exhibit Number	Description
10.43	Base Salaries of Named Executive Officers

10.44	Schedule of Non-Employee Directors’ Annual Compensation

11.1	Statement re. Computation of Per Share Earnings.

21	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP.

31.1	Chief Executive Officer’s Certification of Report on Form 10-K for Year Ended December 31, 2005.

31.2	Chief Financial Officer’s Certification of Report on Form 10-K for Year Ended December 31, 2005.

32	Written Certification of Chief Executive Officer and Chief Financial Officer, dated March 9, 2006, pursuant to 18 U.S.C. § 1350.

1