Form 10-K/A
period 2005-12-31
EFJ INC
filed 2006-04-28
CIK 1023516

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

For the transition period from              to             .

Commission file number: 0-21681

EFJ, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-0801192
(State or other jurisdiction of	(I.R.S. Employee
incorporation or organization)	Identification No.)

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

On April 27, 2006, 25,958,054 shares of EFJ, Inc. common stock were outstanding.

Explanatory Note

EFJ, Inc. (“EFJ”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2006 for the purpose of including Part III, Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services). In addition, we are including exhibits 31.1 and 31.2 required by the filing of this amendment.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Class I Directors. The following is our current Class I directors. Their terms expire in 2006.

Name and Age	Principal Occupation and Business Experience
Edward H. Bersoff (63)	Dr. Bersoff has served as a director since June 1999. Dr. Bersoff is Vice-Chairman of Federal Services Acquisition Corporation (“Federal Services”), a publicly traded company listed on the Over the Counter Bulletin Board Exchange. Previously, Dr. Bersoff served as BTG’s President, Chief Executive Officer, and Chairman of the Board of Directors since the Company’s founding in 1982. BTG was subsequently acquired by the Titan Corporation. Dr. Bersoff also serves as a director of Fargo Electronics, Phillips International, Inc., ICF Consulting, MVM, Inc., New York University, Virginia Commonwealth University, the Inova Health System, and the Eugene and Agnes E. Meyer Foundation.

Winston J. Wade (67)	Mr. Wade has served as a director since July 1996. Effective February 1999, Mr. Wade retired as Chief Executive Officer and Chief Operating Officer of Binariang-Malaysia, a joint venture of MediaOne for which he served since January of 1997. From February to December 1996, he served as managing director of BPL U.S. West Cellular in India. From 1963 to 1996, he held various positions with Northwestern Bell, AT&T, and U.S. West Communications. Mr. Wade also serves as a director of UNIFI Mutual Holding Company.

Class II Directors. The following are our current Class II directors. Their terms expire in 2007.

Name and Age	Principal Occupation and Business Experience
Veronica A. Haggart (56)	Ms. Haggart has served as a director since June 2003. Ms. Haggart heads her own consulting firm. Previously, from April 2002 to November 2003, Ms. Haggart was the Vice President, Strategic Relations for XtremeSpectrum. Xtremespectrum was subsequently acquired by Motorola Semiconductors. Prior to Xtremespectrum, from October 1984 to May 2001, Ms. Haggart was employed by Motorola, Inc. holding various positions including Corporate Vice President and Director of Motorola Ventures, Eastern Region and Corporate Vice President and Director of Government Relations globally. Currently, Ms. Haggart serves as a director of the University of Nebraska Foundation.

Thomas R. Thomsen (70)	Mr. Thomsen has served as a director of EFJ since July 1995. Between August 1995 and November 1999, he served as Chairman of the Board of Directors and Chief Executive Officer of Lithium Technology Corporation (“LTC”), a public company that manufactures rechargeable batteries. Mr. Thomsen had served as a director of LTC since February 1995. In January 1990, Mr. Thomsen retired as President of AT&T Technologies, after holding numerous senior management positions including director of Sandia Labs, Western Electric (Lucent Technologies), AT&T Credit Corp. and Oliveti Inc. Mr. Thomsen currently serves as a director of PECO II, Inc. and on the Executive Committee of the University of Nebraska Technology Park.

Class III Directors. The following are our current Class III directors. Their terms expire in 2008.

Name and Age	Principal Occupation and Business Experience
Mark S. Newman (56)	Mr. Newman was appointed in 2005. Since August 1995, Mr. Newman has been the Chairman, President and Chief Executive Officer of DRS Technologies, Inc. (“DRS”). Mr. Newman is a director of Congoleum Corporation, DRS, and Refac Optical Group. He is a director of Business Executives for National Security, New Jersey Technology Council and is a member of the Board of Governors of the Aerospace Industries Association.

Michael E. Jalbert (61)	Mr. Jalbert was appointed President, Chief Executive Officer and Director on March 1, 1999 and was elected Chairman of the Board on March 25, 1999. Prior to joining us, Mr. Jalbert served as President and Chief Executive Officer of Microdyne Corp., a Nasdaq listed company, from March 1997 to February 1999. From 1995 to 1997, Mr. Jalbert served as President and Chief Executive Officer of IDB Communications. From 1992 to 1995, Mr. Jalbert was President of the CSD division of Diversey Corporation. Mr. Jalbert joined the Diversey Corporation from West Chemical Corporation, where he was President and Chief Operating Officer from 1987 to 1992.

Non-Director Executive Officers

Below is a list of our executive officers who are not members of the board of directors.

Name and Age	Principal Occupation and Business Experience
Jana A. Bell (42)	Ms. Bell was appointed Chief Financial Officer effective March 2005. Prior to joining us, Ms. Bell served as president and CEO of Simple Products Inc., from January 2003 until February 2005. Ms. Bell served as Chief Executive Officer, President and a director of @TRACK Communications, Inc., a Nasdaq listed company, from September of 1998 until September of 2002. From June of 1998 until September of 1998 Ms. Bell served as Executive Vice President and Chief Financial Officer of @TRACK. From March 1992 to June 1998, Ms. Bell was employed in a variety of capacities by AT&T Wireless Services and by its predecessors, including serving as Vice President and Chief Financial Officer for the Southwest region. Ms. Bell practiced public accounting for Ernst & Young LLP, last serving as an audit manager and is a certified public accountant.

David A. Hart (44)	Mr. Hart was appointed Corporate Controller in October 2005. From July 2000 to September 2005, Mr. Hart served as Controller of Inet Technologies, Inc., which was acquired by Tektronix, Inc. in September 2004. Previously, Mr. Hart served as Assistant Controller of NCH Corporation from May 1994 to July 2000 and served in several financial management roles with Nortel Networks from November 1987 through May 1994. Mr. Hart practiced public accounting with Grant Thornton LLP and KPMG Peat Marwick and is a Certified Public Accountant.

R. Andrew Massey (36)	Mr. Massey, an attorney, joined EFJ in December 1997 and has served as Corporate Secretary since June 1998. From November 1995 to July 1997, he served as a legal assistant to the Nebraska Public Service Commission.

Michael B. Gamble (61)	Mr. Gamble was appointed Vice President of Administration in July 2004. Mr. Gamble’s responsibility areas include Human Resources, Information Technology, and the company’s various facilities. From February 2000 to July 2004, Mr. Gamble was the General Manager of Warrenton Copper LLC in Warrenton, Missouri.

Ellen O. O’Hara (56)	Ms. O’Hara was appointed President of EFJohnson Company in January 2005. Prior to joining EFJohnson, Mr. O’Hara was employed by Motorola since April 1992. At Motorola she held senior level management positions including Vice President and General Manager, Radio Products Division and vice president and director of Subscriber Operations, Radio Network Solutions Group. Prior to joining Motorola, Ms. O’Hara worked for General Electric and Ericsson/GE in business development, operations and product management.

Audit Committee; Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that acts pursuant to a written charter adopted by the Board of Directors. Our Board of Directors has determined that Dr. Bersoff, Chairman of the Audit Committee, is an audit committee financial expert as described in Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, officers, and persons directly and indirectly the beneficial owners of more than 10% of any class of any of our equity securities (other than exempted securities) which are registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the SEC and to provide us with copies of the reports. To our knowledge, based solely on review of copies of such reports furnished to us and written representations that no other reports were required, we believe that for the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with by such persons, excluding two Form 4 Reports that were filed late for Messrs. Wade, Jalbert and Safavi, one Form 3 that was filed late for Mr. Gamble and one Form 3 for each of Ms. Bell and Ms. O’Hara which failed to include the complete number of options granted to such persons in connection with their employment with us.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, which is located at www.efji.com. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation paid to our Chief Executive Officer and each of the four other most highly compensated officers (determined as of the end of the last fiscal year) whose annual salary and bonus compensation exceeded $100,000 during 2005, and to one former executive officer who also met that threshold during 2005 (the “Named Executive Officers”), for each of the fiscal years ended December 31, 2005, 2004 and 2003 (or for such shorter period that we employed the individual).

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation				Long-Term Compensation Award			All Other Compensation (3)
		Salary	Bonus	Other Annual Compensation (1)		Restricted Stock Award (2)		Securities Underlying Options
Michael E. Jalbert President, Chairman and Chief Executive Officer	2005 2004 2003	$370,000 325,000 310,000	$370,000 325,000 310,000	$148,361 14,350 14,136	(4) (5) (5)	$1,179,600 — —	(2)	50,000 125,000 50,000	$9,645 9,375 29,140

Jana Ahlfinger Bell Chief Financial Officer (6)	2005 2004 2003	184,962 — —	77,000 — —	— — —		— — —		100,000 — —	— — —

Michael B. Gamble VP, Administration (7)	2005 2004 2003	140,000 18,846 —	49,000 8,200 —	50,000 — —	(4)	— — —		1,000 75,000 —	323 — —

R. Andrew Massey VP, General Counsel	2005 2004 2003	134,000 96,469 82,920	40,200 29,460 24,960	37,993 — —	(4)	— — —		2,000 5,750 25,000	2,347 680 1606

Ellen O’Hara President, E.F. Johnson Company (8)	2005 2004 2003	234,000 — —	99,600 — —	100,000 — —	(4)	— — —		200,000 — —	— — —

Massoud Safavi Chief Financial Officer (9)	2005 2004 2003	218,360 220,847 211,192	— 125,000 101,500	9,300 10,204 10,143	(5) (5) (5)	— — —		— 50,000 25,000	— 4,400 4,752

(1)	The column “Other Annual Compensation” does not includes allowances for perquisites associated with providing tax services and club memberships. The value of executive perquisites did not exceed the lesser of $50,000 or 10% of the compensation reported in the table for the Named Executive Officers.
(2)	The amounts shown in this column reflect the dollar value based on the closing price at grant of performance-based restricted stock granted to the named executive officer in fiscal 2005. The Compensation Committee granted 120,000 shares of performance-based restricted stock to Mr. Jalbert on November 15, 2005. On December 31, 2005, the aggregate value of these shares was $1,218,000.
(3)	All amounts shown represent the 401K plan matching contributions, except for Mr. Jalbert’s listed amounts, which represent plan matching contributions of $4,750, $4,400 and $4,400 in 2005, 2004, and 2003, respectively, respectively, and life insurance policy expenses of $4,895, $4,975 and $24,340 in 2005, 2004, and 2003, respectively.

(4)	Represents a moving allowance.
(5)	Represents a car allowance.
(6)	Ms. Bell was named Chief Financial Officer in March 2005.
(7)	Mr. Gamble was named Vice Administration in July 2004.
(8)	Ms. O’Hara was named President, EFJohnson in January 2005.
(8)	Mr. Safavi resigned as Chief Financial Officer in April 2005.

The following table sets forth information concerning stock options granted to the Named Executive Officers during 2005.

Option Grants In Last Fiscal Year

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in 2005	Exercise Price	Expiration Date	5%	10%
Michael E. Jalbert	50,000	(2)	10%	$8.49	2/15/2015	$689,022	$1,097,153
Jana Ahlfinger Bell	100,000	(2)	20%	$9.10	2/1/2015	75,467	191,249
Michael B. Gamble	1,000	(2)	.2%	$8.79	1/14/2015	14,318	22,799
R. Andrew Massey	2,000	(2)	.4%	$8.79	1/14/2015	28,636	45,580
Ellen O’Hara	200,000	(2)	41%	$9.10	2/1/2015	2,964,588	4,720,611
Massoud Safavi	—		—	—	—	—	—

(1)	The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of our common stock, compounded annually over a ten year period, and assuming that the closing price was the market value of our common stock on the date of grant. The actual value (if any) that an executive officer receives from a stock option will depend upon the amount by which the market price of our common stock exceeds the exercise price of the option on the date of exercise. We cannot assure that our common stock will appreciate at any particular rate or at all in future years.
(2)	These options are exercisable when vested and vest as follows: 20% of such options shall vest on the first anniversary of the date the option was granted, and an additional 20% shall vest on each anniversary thereof until fully vested.

The following table sets forth the information concerning options exercised during 2005 and number and value of the stock options held by the Named Executive Officers at December 31, 2005.

Fiscal Year-End Option Value Table

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael E. Jalbert	230,800	$1,930,377	75,000	200,000	$534,450	$835,800
Jana Ahlfinger Bell	—	—	—	100,000	—	105,000
Michael B. Gamble	—	—	15,000	61,000	45,000	181,380
R. Andrew Massey	18,600	179,490	1,150	24,000	3,910	167,954
Ellen O’Hara	—	—	—	200,000	—	210,000
Massoud Safavi	76,925	645,418	37,995	67,000	288,472	364,430

(1)	Solely for purposes of this table, the fair market value per share of our common stock is assumed to be $10.15, the closing price of our common stock as reported on the Nasdaq National Market on December 31, 2005.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Michael E. Jalbert

On October 15, 2002, we entered into an Employment Agreement (the “Jalbert Agreement”) with Michael E. Jalbert, our Chairman of the Board, President and Chief Executive Officer, for a term beginning on October 15, 2002 and ending October 14, 2004. The Jalbert Agreement shall automatically be renewed for two consecutive two-year periods, unless otherwise terminated. By its terms, the Jalbert Agreement was renewed for an additional two-year term ending October 16, 2006. The Jalbert Agreement sets forth a yearly base salary of $310,000. The agreement provides for certain benefits to Mr. Jalbert, including paid vacation time, car allowance, participation in our qualified profit sharing plans, and employee group and disability insurance. Additionally, if Mr. Jalbert is still employed by us on October 14, 2008, Mr. Jalbert’s employment will terminate and he will be eligible for certain retirement benefits including employee group and disability insurance, office space and administrative support.

In the event of termination of the Jalbert Agreement after a change in control, as defined in such agreement, then the following shall apply: (1) all of Mr. Jalbert’s unvested options shall vest immediately; (2) we shall pay Mr. Jalbert a lump sum severance payment equal to three years of base salary and will consider providing a transaction bonus; and (3) Mr. Jalbert will continue to receive all benefits for one year after termination. A change in control is defined in the agreement as a change in the ownership of EFJ or a sale, assignment or transfer of all or substantially all of its assets which results in a forced change in the majority of the Board. The Jalbert Agreement provided for Mr. Jalbert to enter concurrently into a separate Confidentiality and Non-Compete Agreement, effective during the term of the Jalbert Agreement.

Ellen O’Hara

On January 6, 2005, we entered into an Employment Agreement (the “O’Hara Agreement”) with Ellen O. O’Hara, the President of E.F. Johnson Company. The O’Hara Agreement sets forth a yearly base salary of $260,000. The agreement provides for certain benefits to Ms. O’Hara, including paid vacation time, relocation reimbursement, participation in our qualified profit sharing plans, and employee group and disability insurance. Additionally, Ms. O’Hara is eligible to participate in our Management Incentive Program, whereby, Ms. O’Hara may earn a maximum of 50% of her base salary, upon the Company meeting certain annual performance targets.

In the event of termination of the O’Hara Agreement after a change in control, as defined in such agreement, then the following shall apply: (1) all of Ms. O’Hara’s unvested options shall vest immediately; (2) we shall pay Ms. O’Hara a lump sum severance payment equal to two years of base salary and will consider providing a transaction bonus; and (3) Ms. O’Hara will continue to receive all benefits for two years after termination. A change in control is defined in the agreement as a change in the ownership of EFJ or a sale, assignment or transfer of all or substantially all of its assets. The O’Hara Agreement also contains confidentiality and non-compete obligations.

Jana Ahlfinger Bell

On February 1, 2005, we entered into an Employment Agreement (the “Bell Agreement”) with Jana Ahlfinger Bell. Ms. Bell was hired as the Company’s Vice President of Special Projects. On March 15, 2005, the Company appointed Ms. Bell as the Company’s Chief Financial Officer. The Bell Agreement sets forth a yearly base salary of $210,000. The agreement provides for certain benefits to Ms. Bell, including paid vacation time, participation in our qualified profit sharing plans, and employee group and disability insurance. Additionally, Ms. Bell is eligible to participate in the Company’s Management Incentive Program, whereby, Ms. Bell may earn a maximum of 40% of her base salary, upon the Company meeting certain annual performance targets.

In the event of termination of the Bell Agreement after a change in control, as defined in such agreement, then the following shall apply: (1) all of Ms. Bell’s unvested options shall vest immediately; and (2) we shall pay Ms. Bell a lump sum severance payment equal to one year of base salary. A change in control is defined in the agreement as a change in the ownership of EFJ or a sale, assignment or transfer of all or substantially all of its assets. The Bell Agreement also contains confidentiality and non-compete obligations.

Massoud Safavi

On March 18, 2005, we entered into an agreement with Massoud Safavi whereby Mr. Safavi was appointed as the Company’s Senior Vice President of Business Development (“March Agreement”). Pursuant to the terms of the March Agreement, Mr. Safavi resigned as an officer of the Company and as the Company’s Chief Financial Officer. We provided assurances to Mr. Safavi that he would have continued employment with the Company for a period of twelve (12) months. The March Agreement superseded all other employment agreements or arrangements between Mr. Safavi and Company.

Option Agreement

On November 21, 2000, we amended our standard option agreement, as permitted by the 1996 Stock Incentive Plan, to provide for acceleration of all options within 15 days of the occurrence of a change of control event, as defined in the agreement. In addition, the Company’s 2005 Omnibus Incentive Plan provide for acceleration of all grants upon the occurrence of a change of control event, as defined by the Omnibus Incentive Plan.

Compensation of Directors

We paid our non-employee directors a fee of:

Board of Directors’ Quarterly Retainer	$7,500

Audit Committee Quarterly Retainer	$1,750

Audit Committee Chairperson Quarterly Retainer	$1,250

Non-Audit Committee Quarterly Retainer	$1,250

Non-Audit Committee Chairperson Quarterly Retainer	$750

Stock Options	Each current non-employee director receives an option to purchase 10,000 shares of EFJ stock annually on the day after the Annual Meeting of Shareholders at the market value of the stock on that date, pursuant to the 1996 Stock Incentive Plan. Option terms would be same as for current employees.

Performance Based Restricted Stock	EFJ awarded each current non-employee director a performance-based restricted stock grant of 10,000 shares of EFJ Common Stock pursuant to EFJ’s 2005 Omnibus Incentive Plan. In the event the performance-based metrics are not achieved, the shares will be forfeited by the reporting person.

1999 Non-Employee Director Stock Purchase Plan	Each Eligible Non-Employee Director may elect to receive EFJ, Inc. common stock in lieu of cash board compensation, under the 1999 Non-Employee Director Stock Purchase Plan. The amount of common stock is determined upon the means the average of the closing price of a share of Common Stock during the last 10 trading days preceding the last business day of the Quarter.

NON-EMPLOYEE DIRECTOR STOCK PURCHASE PLAN

•	This plan was approved by our stockholders May 20, 1999;

•	Each non-employee director may, once a year, elect to receive all or part of his Board compensation in our common stock; and

•	The number of shares received equals to the cash amount of compensation divided by the average closing market price of our common stock ten days prior to the close of the Company’s recent quarter.

Shares received under plan for 2005:

Veronica A. Haggart	2,151 shares in lieu of $19,000 cash
Thomas R. Thomsen	1,384 shares in lieu of $12,125 cash
Winston J. Wade	5,537 shares in lieu of $48,500 cash

The aggregate amount in fees we paid to our non-employee directors in 2005 was $100,125, and 9,072 shares of common stock.

On July 21, 2005, we granted to each of our non-employee directors options to purchase 10,000 shares of our common stock at an exercise price of $7.26 per share, which was the last sale price of our common stock on July 21, 2005. On October 31, 2005, we granted Mr. Newman options to purchase 10,000 shares of our common stock at an exercise price of $9.94 per share, which was the last sale price of our common stock on October 31, 2005.

On November 15, 2005, our five non-employee directors were each granted 10,000 performance-based restricted shares of the Company’s Common Stock pursuant to EFJ’s 2005 Omnibus Incentive Plan. The closing price of the Company common stock on the date of grant was $9.15. In the event the performance-based metrics are not achieved, the shares will be forfeited by the non-employee directors.

Item 12. Beneficial Stock Ownership of Certain Stockholders and Management

The following table sets forth certain information as of April 26, 2005 with respect to the beneficial ownership of our common stock with respect to (i) each person we know who beneficially owns five percent (5%) or more of our common stock, (ii) our directors, (iii) our Named Executive Officers that are employed by the Company, and (iv) our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership(1)		Percent of Class (2)
Wellington Management Company, LLP 75 State Street Boston, MA 02109	3,114,100	(3)	11.9%
Michael E. Jalbert	240,800	(4)	*
Massoud Safavi	58,995	(5)	*
Thomas R. Thomsen	45,085	(6)	*
Winston J. Wade	31,423	(7)	*
Veronica A. Haggart	24,425	(8)	*
Michael B. Gamble	22,200	(9)	*
Ellen O’Hara	20,000	(10)	*
Edward H. Bersoff	19,000	(10)	*
Mark S. Newman	10,000	(11)	*
Jana Ahlfinger Bell	10,000	(10)	*
R. Andrew Massey	9,900	(10)	*
All current executive officers and directors as a group (12 persons)	557,828		2.1%

*	Less than 1%
(1)	“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you “beneficially” own our common stock not only if you hold it directly, but also if you directly or indirectly through a relationship, a position as a director or trustee, or a contract or understanding have or share the power to vote the stock, to invest it, to sell it, or you currently have the right to acquire it within 60 days of April 26, 2006.
(2)	Shares of our common stock issuable upon exercise of stock options currently exercisable, or exercisable within 60 days of April 26, 2006, are considered outstanding for computing the percentage of the person holding those options but are not considered outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power, if any, with respect to all shares of our common stock each beneficially owns.
(3)	Pursuant to a Schedule 13G dated February 14, 2006, Wellington Management Company, LLP has shared power to vote or direct to the vote of 3,114,100 shares of our common stock.
(4)	Includes 55,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 26, 2006 and 182,500 shares of performance-based restricted stock.

(5)	Consist solely of 58,995 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 26, 2006.
(6)	Includes 21,311 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 26, 2006 and 10,000 shares of performance-based restricted stock.
(7)	Includes 11,311 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 26, 2006 and 10,000 shares of performance-based restricted stock.
(8)	Includes 10,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 26, 2006 and 10,000 shares of performance-based restricted stock.
(9)	Includes 15,200 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 26, 2006.
(10)	Consist solely of shares issuable upon the exercise of stock options that are exercisable within 60 days of April 26, 2006.
(11)	Includes 10,000 shares of performance-based restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2005. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We currently maintain two equity compensation plans, the 1996 Stock Incentive Plan and the 2005 Omnibus Incentive Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 1996 Stock Incentive Plan and 2005 Omnibus Incentive Plan as of December 31, 2005.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,267,767	$5.97	1,013,204	(3)
Equity compensation plans not approved by security holders	0	0	0

Total	1,276,767	$5.97	1,013,204

(1)	The 1996 Stock Incentive Plan and the 2005 Omnibus Incentive Plan are our only equity compensation plans and both plans were previously approved by our stockholders.

(2)	Since February 19, 2004, our common stock trades on The Nasdaq National Market. The last sale price of our common stock on December 31, 2005, as reported in The Nasdaq National Market was $10.15.
(3)	Under the 1996 Stock Incentive Plan and 2005 Omnibus Incentive Plan, the Compensation Committee may make various stock-based awards as described above. In addition, shares covered by outstanding awards may become available for new awards if, among other things, the outstanding awards are forfeited or otherwise are terminated before the awards vest and shares are issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The Audit Committee selected and approved Grant Thornton to serve as the Company’s independent auditor for the fiscal years ending December 31, 2005, 2004 and 2003. A representative of Grant Thornton meets with the Audit Committee on a quarterly basis, prior to issuance of the quarterly and annual reports on Form 10-Q and 10-K, respectively. All non-audit services provided to the Company by Grant Thornton are properly approved by the Audit Committee in accordance with paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X of the Securities and Exchange Act. The total amount of such non-audit services in 2004 and 2005 not pre-approved by the Audit Committee amounted to less than 5% of the total services provided by Grant Thornton in each of the respective years.

During 2005 and 2004, the Company retained its independent auditor, Grant Thornton, to provide services in the following categories and amounts:

Description of Service	2005	2004
Audit Fees (1)	$697,591	$387,045
Audit-Related Fees (2)	15,838	14,000
Tax Fees (3)	5,175	39,250
All Other Fees (4)	22,979	0

(1)	Audit Fees. Amounts include fees for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, including services rendered in connection with reporting on internal controls in accordance with Sarbanes-Oxley Act Section 404, and review of the financial statements included in the Company’s quarterly reports on Form 10-Q.
(2)	Audit-Related Fees. Amounts relate, respectively, to consultations regarding assistance with SEC compliance matters and the audit of the Company’s 401-k Plan.
(3)	Tax Fees. Amounts include professional services rendered for income tax compliance, advice, planning, return preparation and other tax-related matters.
(4)	All Other Fees. Amounts include professional services rendered related to a third-party request for verification of management representations.

In regards to the principal accountant’s audit of the Company’s financial statements for the years ended December 31, 2005 and 2004, all work was performed by persons who are full-time, permanent employees of the principal accountant.

The Audit Committee preapproves the engagement of the auditor to audit the Company’s and its subsidiary’s financial statements and all services related to all audit, review and attest reports performed by the independent auditor. In addition, the Audit Committee preapproves all other permissible non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. The Committee has considered whether the provision of information technology services, if any, and other non-audit services is compatible with maintaining the independence of EFJ’s principal accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibits Per Item 601 of Regulation S-K.	Title of Document
31.1	Chief Executive Officer’s Certification Under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer’s Certification Under Section 302 of the Sarbanes -Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFJ, INC.

By:	/S/ MICHAEL E. JALBERT
Michael E. Jalbert
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)
Dated: April 28, 2006

By:	/S/ JANA AHLFINGER BELL
Jana Ahlfinger Bell
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: April 28, 2006