Form 10-Q
period 2006-03-31
EFJ INC
filed 2006-05-02
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer   ☐             Accelerated Filer  ☒             Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 27, 2006, 25,958,054 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

(Unaudited and in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$46,556	$39,107
Accounts receivable, net of allowance for returns and doubtful accounts of $183 and $135, respectively	10,497	35,745
Receivables - other	9,325	7,209
Cost in excess of billings on uncompleted contracts	2,260	1,726
Inventories	23,066	14,092
Deferred income taxes	1,287	1,287
Prepaid expenses	1,155	692

Total current assets	94,146	99,858

Property, plant and equipment, net	4,724	4,573
Deferred income taxes, net of current portion	22,853	22,853
Intangible assets, net of accumulated amortization	6,741	6,741
Other assets	126	213

TOTAL ASSETS	$128,590	$134,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$48	$65
Accounts payable	3,776	5,611
Accrued expenses	6,083	7,344
Billings in excess of cost on uncompleted contracts	79	5
Deferred revenues	384	363

Total current liabilities	10,370	13,388
Long-term debt obligations, net of current portion	—	5

TOTAL LIABILITIES	10,370	13,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 25,959,316 and 25,867,094 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	260	259
Additional paid-in capital	149,169	150,387
Unearned stock compensation	—	(1,693)
Accumulated deficit	(31,209)	(28,108)

TOTAL STOCKHOLDERS’ EQUITY	118,220	120,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,590	$134,238

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
Revenues, net	$10,563	$24,161
Cost of sales	5,014	8,838

Gross profit	5,549	15,323

Operating expenses:
Research and development	2,742	3,969
Sales and marketing	2,095	2,954
General and administrative, inclusive of non-cash stock option repricing (benefit) expense adjustment of $0 and $(395) for the three months ended March 31, 2006 and 2005, respectively, and facility relocation expenses of $0 and $470 for the three months ended March 31, 2006 and 2005, respectively	4,241	3,206

Total operating expenses	9,078	10,129

Income (loss) from operations	(3,529)	5,194
Other income (expense), net	—	4
Interest income	442	62
Interest expense	(14)	(17)

Income (loss) before income taxes	(3,101)	5,243

Income tax provision	—	—

Net income (loss)	$(3,101)	$5,243

Net income (loss) per share – Basic	$(0.12)	$0.29

Net income (loss) per share – Diluted	$(0.12)	$0.28

Weighted average common shares – Basic	25,710,713	18,313,043

Weighted average common shares – Diluted	25,710,713	18,771,246

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2006 and 2005

(Unaudited and in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss)/income	$(3,101)	$5,243
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	527	311
Stock-based compensation	373	(395)
Gain on sale of fixed assets	—	(45)
Changes in operating assets and liabilities:
Accounts receivable	25,248	6,412
Receivables - other	(1,143)	—
Cost in excess of billings on uncompleted contracts	(534)	112
Inventories	(8,974)	(526)
Prepaid expenses	(463)	(121)
Accounts payable	(1,835)	(1,816)
Billings in excess of cost on uncompleted contracts	74	(1,046)
Deferred revenues	21	(282)
Accrued and other liabilities	(2,234)	(1,566)

Total adjustments	11,060	1,038

Net cash provided by operating activities	7,959	6,281

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	128
Proceeds from sale of facility	4,600	—
Purchase of facility	(3,627)	—
Purchase of property, plant and equipment	(678)	(676)
Other assets	87	192

Net cash used in investing activities	382	(356)

Cash flows from financing activities:
Principal payments on long-term debt	(22)	(20)
Deferred gain on facility purchase/sale/leaseback	(973)	—
Proceeds from exercise of stock options	103	117
Other	—	18

Net cash provided by (used in) financing activities	(892)	115

Net increase in cash and cash equivalents	7,449	6,040
Cash and cash equivalents, beginning of period	39,107	9,484

Cash and cash equivalents, end of period	$46,556	$15,524

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $14 and $17 during the three months ended March 31, 2006 and 2005, respectively.

The Company paid income taxes of $70 during each of the three months ended March 31, 2006 and 2005.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. at December 31, 2005, presented within this Report on Form 10-Q filing, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2006. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous period’s presentation to conform to the current presentation.

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

The condensed consolidated financial statements include the accounts of EFJ, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

3. NET INCOME PER SHARE

Basic income per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three months ended March 31, 2006, all outstanding stock options were considered anti-dilutive due to our loss in the first quarter. For the three months ended March 31, 2005, outstanding stock options granted as of such dates had exercise prices lower than the average market price of the common stock for the respective periods and are, thereby, considered common stock equivalents in the calculation of the diluted weighted average common shares. Outstanding stock options which had exercise prices higher than the average market price of the common stock for the periods are considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. All such shares were excluded as anti-dilutive for the three months ended March 31, 2006. No shares were excluded as anti-dilutive for the three months ended March 31, 2005. We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. We are currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For the three months ended March 31, 2006, we recognized compensation expense of $0.3 million related to stock option grants and $0.1 million related to restricted stock grants. For option grants issued in the three-month periods ended March 31, 2006 and 2005, the following weighted-average assumptions were used:

	Three Months Ended March 31,
	2006	2005
Expected option life	4.75 years	10 years
Expected annual volatility	77%	75%
Risk-free interest rate	4.74%	4.40%
Dividend yield	0%	0%

Stock option grants issued prior to December 31, 2005 generally had five year vesting periods and ten year lives. Grants issued since January 1, 2006 have four year vesting periods and seven year lives. A summary of options activity for the quarter ended March 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,267,767	$5.97	8.2	$7,568
Granted	47,650	11.23	6.9	535
Exercised	(91,410)	1.04	—	96
Forfeited or expired	—	—	—	—

Outstanding at March 31, 2006	1,224,007	$6.54	8.0	$8,007

Exercisable at March 31, 2006	307,047	$5.01	7.4	$1,538

For the three months ended March 31, 2006, we recorded $0.3 million for stock-based compensation expense related to stock option grants, which is reflected in general and administrative expense. At March 31, 2006, there is $4.5 million of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, approximately $1.0 million will be recognized in the remaining nine months of the current year, with the remainder recognized through 2010. Under SFAS 123R, any tax deductions in excess of recognized compensation costs are reported as financing cash flows rather than operating cash flows as was prescribed prior to the adoption of SFAS 123R. Due to our significant net operating loss carryforwards (NOLs), we have not reflected these excess deductions since they have not yet reduced taxes payable.

In 2000 and 2001, we effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of our common stock (the “repricing”). The repricing of the stock options resulted in a new measurement date for accounting

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. Aggregate non-cash compensation charges, therefore, result to the extent that the market value at the respective period ending date exceeds the repriced exercise price of $0.656 per share. Relating to these repriced options, compensation benefit of $0.4 million was recorded in the three months ended March 31, 2005. These amounts are included in general and administrative expenses. Upon our adoption of SFAS 123R, the repricing of shares was discontinued in accordance with the provisions of SFAS 123R.

If compensation cost for our stock option plans had been determined based on the fair value at the grant date for awards for the three months ended March 31, 2005, our pro forma net income and pro forma net income per share would have been as follows:

2005
Net income — as reported	$5,243
Add: Stock option repricing benefit – as reported	385
Less: General and administrative expenses for management stock option compensation	(261)

Pro forma net income	$5,367

Net income per share, basic — as reported	$0.29
Net income per share, diluted — as reported	0.28
Pro forma net income per share, basic	0.29
Pro forma net income per share, diluted	0.29

In November, 2005, 170,000 restricted stock grants were issued to an employee and non-employee directors that included performance criteria and were accounted for as variable plan awards under APB 25 prior to the adoption of SFAS 123R. Effective with the adoption of SFAS 123R, changes, either increases or decreases, in the estimated fair value of the shares between the date of grant and the final vesting date generally do not result in a change in the measure of compensation cost as previously reported. Compensation cost for these grants is recognized as expense based on the remaining service period and consideration of performance criteria included in the restricted grant. At December 31, 2005, we had recorded unearned stock compensation of $1.7 million as a component of stockholders’ equity based on our prior treatment of the restricted stock grants under APB 25. As required under SFAS 123R, this balance was reversed into paid in capital upon adoption of SFAS 123R.

In March, 2006, an additional restricted stock grant of 62,500 shares was made to an employee. This grant was accounted for under the provisions of SFAS 123R. Accordingly, the full fair value compensation expense of $0.7 million is being recorded over the three year service period.

A summary of the status of our nonvested restricted stock grants as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below:

Nonvested Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	170,000	9.34
Granted	62,500	11.23
Vested	—	—
Forfeitied	—	—

Nonvested at March 31, 2006	232,500	9.85

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

5. INVENTORIES

The following is a summary of inventories:

	March 31, 2006	December 31, 2005
Raw materials and supplies	$7,134	$8,395
Work in progress	12,352	1,432
Finished goods	276	93
Service inventories	3,700	4,564

	23,462	14,484
Reserve for obsolescence	396	392

Total inventories	$23,066	$14,092

During the three months ended March 31, 2006, a supplier provided product to us which did not meet our specification, quantity and delivery schedule requirements. Our contract manufacturer therefore, was unable to produce enough radios to meet our customers’ demand, resulting in increased inventory levels due to scheduled product deliveries from other vendors and decreased product shipments to customers. We believe we have satisfactorily addressed this supply chain issue and have resumed delivering product to customers.

During the three months ended March 31, 2005, we transferred all inventories located at EFJohnson’s Waseca, Minnesota plant (which was closed as of March 31, 2005) to our Irving, Texas facility. In the course of this transfer, we sold approximately $1.7 million of raw materials to the vendor with whom EFJohnson has outsourced its wireless communication manufacturing. This sale was in addition to the $2.4 million sale of raw material inventory to such vendor in the fourth quarter of 2004. These inventory sales were in exchange for non-interest-bearing notes calling for monthly payments to be not less than actual inventories consumed by the vendor in the course of manufacturing EFJohnson’s products. Other receivables at March 31, 2006 and December 31, 2005 are substantially comprised of amounts owed pursuant to these note agreements and other transfers of component inventories to this contract manufacturer. We have a security interest in the inventories, and the transactions were recorded as inventory transfers and not as revenue. In addition, we recognized no gain or loss on the exchange.

6. INTANGIBLE ASSETS

We do not amortize our goodwill and tradename, both of which relate solely to EFJohnson, but instead review such assets for impairment, at least annually. We performed fair value-based impairment tests at December 31, 2005 and 2004 and concluded that no impairment of goodwill or tradename had occurred as of such dates. No events occurred during the three months ended March 31, 2006 and 2005, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

Amortization expense, related to intangible assets which are subject to amortization, was $0.002 million for each of the three months ended March 31, 2006 and March 30, 2005. Intangible assets consist of the following as of the dates indicated:

	March 31, 2006		December 31, 2005
Intangible assets not subject to amortization:
Goodwill		$5,126		$5,126
Tradename		1,564		1,564
Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—

Trademarks/Patents	115		113
Less: accumulated amortization	64	51	62	51

Total		$6,741		$6,741

7. REVOLVING LINE OF CREDIT

We renewed our line of credit agreement with Bank of America in September 2004. The secured $15.0 million line of credit bears interest at LIBOR plus 150 basis points (6.33% at March 31, 2006). The line of credit is collateralized by substantially all of our assets, and borrowings available under the line of credit are calculated as a percentage of eligible inventory and accounts receivable. The agreement, which expires September 30, 2007, includes certain covenants, including financial covenants, with which we were in compliance as of March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, we had no amounts outstanding on our line of credit. The total available credit under the line of credit was $11.6 million as of March 31, 2006.

8. WARRANTY COSTS

We provide a one-to-two year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are both extraordinary and determinable. A reconciliation of changes in our accrued warranty reserve as of March 31, 2006 is as follows:

	Balance at December 31, 2005	Charged to Expense	Deduction / Expenditures	Balance at March 31, 2006
Allowance for Warranty Reserve	$2,693	253	424	$2,522

9. COMMITMENTS AND CONTINGENCIES

We are presently disputing a certain state tax liability totaling approximately $0.2 million. We believe the basis for the state’s assessments of the amount owed is incorrect, and we intend to vigorously contest such assessment. At March 31, 2006 and December 31, 2005, we had recorded a liability related to this assessment, which amount reflects our evaluation of the eventual conclusion of these matters.

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

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At both March 31, 2006 and December 31, 2005 we had open letters of credit totaling $0.3 million. Bonds, which expire on various dates, totaled $1.0 million on March 31, 2006 and $0.5 million on December 31, 2005, and no bonds had been drawn upon at either date.

10. SEGMENT AND RELATED INFORMATION

We operate in two reporting segments that both operate in the LMR industry. These segments are our two operating subsidiaries: EFJohnson and Transcrypt. Although both segments have product offerings that have some market similarity, EFJohnson’s operations primarily include the design, development, marketing, and support of wireless infrastructure, mobile and portable wireless radios, and wireless communication systems, while Transcrypt’s operations primarily include the design, development, marketing, and support of devices that prevent the unauthorized interception of sensitive voice communication. We evaluate segment results based on gross margin and income from operations. Corporate general and administrative expenses, exclusive of charges or benefits associated with variable accounting for repriced stock options, are allocated to the operating segments based upon estimated usage of corporate resources. The following table is a summary of the unaudited operating results for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
In thousands	2006	2005
Revenues:
Private Wireless Communications	$4,563	$10,213
Secured Communications	6,000	13,948

	$10,563	$24,161

Gross Profit:
Private Wireless Communications	$532	$3,054
Secured Communications	5,017	12,269

	$5,549	$15,323

Operating Profit:
Private Wireless Communications	$(6,423)	$(5,028)
Secured Communications	2,894	9,827

Income (Loss) from Operations before Repricing	(3,529)	4,799

Stock Option Repricing Adjustment, net	—	395
Other Income (Expense), net	—	4

Income (Loss) before Income Taxes and Interest	$(3,529)	$5,198

Depreciation and Amortization:
Private Wireless Communications	$467	$263
Secured Communications	60	48

	$527	$311

Assets:
Private Wireless Communications	$48,875	$37,619
Secured Communications	44,365	18,256
Corporate	35,350	14,697

	$128,590	$70,572

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

11. SALE/LEASEBACK TRANSACTION

On March 31, 2006, EFJohnson exercised an option under an existing lease agreement to purchase the facility at 1440 Corporate Drive in Irving, Texas for $3.6 million. Simultaneously, EFJohnson sold the facility to an unrelated party for $4.6 million and EFJ, Inc. executed a 10-year lease for the facility. The aggregate effect of the purchase and sale transactions was a gain of $1.0 million, which has been deferred at March 31, 2006 and is recorded in accrued liabilities in the accompanying financial statements. The settlement funds were received on April 3, 2006, and accordingly, the net funds due of $1.0 million is recorded in other receivables at March 31, 2006.

The 10-year lease executed by EFJ, Inc. covered the entire facility purchased and sold in the previous transactions; therefore, the gain has been deferred and will be amortized over the term of the lease as a reduction of rent expense in general and administrative expenses.

12. RELOCATION OF OPERATIONS

On April 14, 2004, we announced our decision to move EFJohnson’s operations, including outsourcing of its manufacturing, from its facility in Waseca, Minnesota to Irving, Texas. This move was completed as of March 31, 2005 at a total cost of $1.9 million. A significant portion of EFJohnson’s workforce was replaced or otherwise terminated in relation to this move.

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

In relation to these moves, we incurred costs of $0 and $0.5 million, respectively, in the three months ended March 31, 2006 and 2005.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks discussed in the 2005 Annual Report on Form 10-K under Item 1A “Risk Factors” and in Part II of this report on Form 10-Q under Item 1A “Risk Factors.” We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

The majority of revenues in our private wireless communications segment are derived from the sale of wireless radio products. Our federal, state and local governmental agency customers are increasingly demanding interoperable, secured, private wireless communications products and systems. We believe this demand has created significant opportunities for us as we believe we are well positioned to provide these products and systems. As a result, we expect to continue to allocate an increasing share of our on-going research and development expenditures to infrastructure components and system development efforts. We shipped our first trunked system in the second quarter of 2005.

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

Sales

Our private wireless communications products and systems are sold domestically through a direct sales force, dealers and manufacturing representatives. We utilize our dealer network to assist in installing, servicing, selling and distributing our products. Our secured communications sales are achieved through a select group of dealers and distributors.

Much of our private wireless business is obtained through submission of formal competitive bids. Our governmental customers generally specify the terms, conditions and form of the contract. Government business is subject to government funding decisions and contract types can vary widely, including fixed-priced, indefinite-delivery/indefinite quantity, or IDIQ, and government-wide acquisition contracts with the General Services Administration, or GSA, which requires pre-qualification of vendors and allows government customers to more easily procure our products and systems.

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

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses associated with our management, accounting, IT and administrative functions. This expense also includes the impact of equity-based compensation expense, the variable accounting treatment of repriced stock options prior to the adoption of SFAS 123R and costs related to our operating facilities moves.

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

Revenues

Product revenues are recognized when the earnings process is complete, less an estimate for an allowance for returns, if applicable, and collection is reasonably assured. The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership, are transferred to the customer at point of shipment or point of delivery as typically we have no further obligations with respect to the sale which impact the functionality of the product. For sales where collection is not reasonably assured, we recognize revenues as cash is received. If collection is contingent on a future event, we recognize revenues when the contingency lapses, generally upon cash collection.

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

Deferred revenues include unearned services provided under systems maintenance contracts. We recognize the fees based upon a straight-line method over the life of the contract.

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

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of sales	47.5	36.6

Gross profit	52.5	63.4

Operating expenses:
Research and development	26.0	16.4
Sales and marketing	19.8	12.2
General and administrative (1) (2)	40.1	13.3

Total operating expenses	85.9	41.9

Income (Loss) from operations	(33.4)	21.5
Interest income (expense) – net	4.0	0.2
Other income (expense)	—	—

Income (Loss) before income taxes	(29.4)	21.7
Income tax provision	—	—

Net income (loss)	(29.4)%	21.7%

(1)	Includes non-cash equity compensation (benefit) expense of 3.5% and (1.6)% in the three months ended March 31, 2006 and 2005, respectively.
(2)	Includes facility move costs of 2.1% in the three months ended March 31, 2005

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenues. Our revenues decreased $13.6 million, or 56%, to $10.6 million for the three months ended March 31, 2006 from $24.2 million for the same period in 2005. In the first quarter of 2006, the private wireless communications segment revenues comprised $4.6 million, or 43% of total revenues, as compared to $10.2 million or 42% of total revenues in the first quarter of 2005. Revenues from the secured communications segment comprised $6.0 million, or 57% of total revenues, as compared to $13.9 million or 58% of total revenues in the first quarter of 2005.

Private wireless communications revenues decreased $5.6 million to $4.6 million in the first three months of 2006 from $10.2 million in the same period in 2005. This 55% decrease was principally the result of a reduction in product shipments in the first quarter of 2006 due to a supplier providing product to us which did not meet our specification, quantity and delivery schedule requirements. Our contract manufacturer therefore, was unable to produce enough radios to meet our customers’ demand. We believe we have satisfactorily addressed the supply chain issue and have resumed delivering products to customers.

Secured communications revenues decreased $7.9 million to $6.0 million in the first three months of 2006 from $13.9 million in the same period in 2005. This 57% decrease was primarily due to $11.7 million of sales to the Middle East in the first quarter of 2005, compared to $5.1 million of sales to the Middle East in the first quarter of 2006.

Gross Profit. Our gross profit decreased $9.8 million, or 64%, to $5.5 million in the three months ended March 31, 2006 from $15.3 million for the same period in 2005. Gross profit, as a percentage of revenue, or gross margin, was 53% for the three months ended March 31, 2006, as compared to 63% for the same period in 2005.

In the first three months of 2006, gross margin for the private wireless communications segment was 12%, compared to 30% in the first three months of 2005. The private wireless communications gross margin for the first three months of 2006 was negatively impacted by reduced shipments and unabsorbed overheads. Additionally, we anticipate the costs required to obtain product from the supplier that meets our specifications will negatively impact our margin level in the second and third quarters of 2006.

Gross margin for the secured communications segment decreased to 84% in the first three months of 2006 from 88% in the first three months of 2005. The lower 2006 margin for the secured communications segment resulted from economies of scale achieved at the materially higher 2005 revenue.

Research and Development. Research and development expenses decreased $1.2 million, or 31%, to $2.7 million in the three months ended March 31, 2006 from $4.0 million in the same period in 2005. Research and development expenses were 26% of revenues in the first quarter of 2006, as compared to 16% during the same period in 2005.

We experienced a non-recurring engineering benefit of approximately $0.6 million in the first quarter of 2006 associated with the 800 MHz product line. We anticipate receiving approximately $0.1 million benefit in the second quarter of 2006 as we complete the engineering effort associated with this project. The remaining decrease in research and development expenses in 2006 related primarily to the significant development in the same period in 2005 involved in our wireless communications replacement RF module, the integration of the module into our radios, and the resources required to finalize releases of our conventional and trunking infrastructure products. These development projects were significantly completed in June 2005.

Sales and Marketing. Sales and marketing expenses decreased $0.9 million, or 29%, to $2.1 million for the three months ended March 31, 2006 from 3.0 million for the same period in 2005. This decrease reflects the reduction in commissions as a result of the revenue decreases in the first quarter of 2006. Sales and marketing expenses were 20% of revenues in the first quarter of 2006, as compared to 12% of revenues in the same period of 2005.

General and Administrative. General and administrative expenses increased $1.0 million, or 32%, to $4.2 million for the three months ended March 31, 2006 from $3.2 million for the same period in 2005. General and administrative expenses were 40% of revenues in the first quarter of 2006, as compared to 13% during the same period in 2004. General and administrative expenses increased in the first quarter of 2006 by $0.4 million due to equity compensation expense recorded upon our adoption of SFAS 123R and by $0.4 million for due diligence costs associated with pursuing acquisition opportunities. In the same period of 2005, we recorded a benefit of $0.4 million related to the variable repricing of certain stock options. The variable repricing of these options was discontinued upon our adoption of SFAS 123R.

General and administrative expenses include amounts for equity compensation expense and compliance with Section 404 of the Sarbanes-Oxley Act. We expect that these costs will continue.

Net Interest Income/Expense. Net interest income/(expense) increased $0.4 million to $0.4 million for the three months ended March 31, 2006 from $0.04 million for the same period in 2005.

Other Income/Expense, Net. Net other income/(expense) was $0 for the three months ended March 31, 2006, as compared to $0.004 million for the same period in 2005.

Provision for Income Taxes. We did not record a tax benefit or provision for either the three months ended March 31, 2006 or 2005. For each of these periods, changes in our deferred tax assets were offset by changes in the valuation allowance. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during 2006, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Loss/Income. Net loss was $3.1 million for the three months ended March 31, 2006, a decrease of 159% or $8.3 million, as compared to net income of $5.2 million for the same period in 2005.

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

Net cash from operating activities. Our operating activities provided cash of $8.0 million and $6.3 million in the three months ended March 31, 2006 and 2005, respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During the first quarter of 2006, we collected $36.5 million of billed receivables which effectively increased cash from operating activities by $25.2 million. These collections included three significant accounts with departments of the federal government included in the private wireless communications segment at December 31, 2005. Additionally, $9.4 million was used to purchase inventories and $5.6 million was used for other operating expenses. The increase in inventory and decrease in accounts receivable reflect the significant decrease in revenue in the private wireless communications segment during the quarter ended March 31, 2006. This 55% decrease was principally the result of a reduction in product shipments in the first quarter of 2006 due to a supplier providing product to us which did not meet our specification, quantity and delivery schedule requirements. Due to the time required to diagnose and modify the supplier-provided product, our contract manufacturer was unable to produce radios for a portion of the quarter ended March 31, 2006, resulting in increased inventory levels due to receipts of scheduled product deliveries and decreased accounts receivable due to reduced product shipments and billings. We believe we have satisfactorily addressed this supply chain issue and have resumed delivering products to customers.

During the first quarter of 2005, we collected $32.9 million of billed receivables which increased cash from operating activities by $6.4 million. During the three months ended March 31, 2005, $1.5 million of cash was used to purchase inventories and $3.3 million was used for other operating expenses.

Net cash from investing activities. During the three months ended March 31, 2006 and 2005, investing activities provided $0.4 million and used $0.4 million, respectively. In 2006, $3.6 million was used to purchase and $4.6 million was provided from the sale of the EFJohnson facility in Irving, Texas on March 31, 2006. In both the 2006 and 2005, $0.7 million was used to purchase other property, plant and equipment.

Net cash from financing activities. Financing activities used $0.9 million and provided $0.1 million during the three months ended March 31, 2006 and 2005, respectively. The deferral of the gain from the sale of the EFJohnson Irving, Texas facility utilized $1.0 million during 2006.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total undrawn balance of $0.3 million on March 31, 2006. Performance and bid bonds, which expire on various dates, totaled $1.0 million at March 31, 2006. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2006.

Secured line of credit. We have a secured $15.0 million revolving line of credit with Bank of America that bears interest at LIBOR plus 150 basis points. The revolving line of credit is collateralized by substantially all of our assets and borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. This amended revolving line of credit expires in September 2007 and contains certain financial and negative covenants. Financial covenants include requirements to maintain: a tangible net worth of $19.9 million plus 75% of preceding fiscal year’s net income; funded debt to EBITDA ratio of 2.5 to 1; fixed charge coverage ratio of 1.75 to 1; and positive EBITDA over any preceding two quarter period. Negative covenants include restrictions on incurring debt above $3.0 million, encumbrances, acquisitions, transferring assets, or making large capital expenditures. We were in compliance with all financial and negative covenants at March 31, 2006. At March 31, 2006, we had no amounts outstanding on the revolving line of credit, and the total available line of credit was $11.6 million.

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

Backlog. Our backlog of unfilled orders at March 31, 2006 was $71.0 million, compared to a backlog of $62.3 million at December 31, 2005 and $15.5 million at March 31, 2005. Our secured communications products typically have a short turnaround cycle. In contrast, our private communications products typically have a longer turnaround cycle due to customer system integration and contract delivery requirements, which may span multiple years.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are not involved in any VIE transactions.

Recently Issued Accounting Standards

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

In December 2004, the FASB issued SFAS No. 123(revised) (“SFAS 123R”), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The fair-value-based method is substantially similar to the method established in SFAS No. 123 and includes use of the Black-Scholes option-pricing model. That fair value will be recognized over the period during which the employee is required to provide service in exchange for the award, generally the option’s vesting period. We adopted SFAS 123R as of January 1, 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) reviewed and evaluated our disclosure controls and procedures, as defined in Rule 240.13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Internal Controls Over Financial Reporting

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

In the quarter ended March 31, 2006, we improved both internal and operational controls over physical inventories by including routine cycle count processes in our procedures such that we discontinued our quarterly physical inventory process.

During the quarter ended March 31, 2006, we instituted improved controls associated with the account reconciliation and review process to ensure that all significant account balances have been reconciled, as necessary, prior to release of financial statements in external reports. We intend to continue to enhance our internal controls associated with these processes. In preparation of our financial statements as of and for the period ended March 31, 2006, management believes that our internal controls over these processes are operating and effective.

There were no other changes in our internal controls over financial reporting during the quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

See Note 9 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1A. RISK FACTORS

Risk Factors Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Item 1A of our annual report on Form 10-K for fiscal year 2005 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Form 10-K.

Our reliance on third-party suppliers poses significant risks to our business and prospects.

We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies, and certain RF modules, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers.

For example:

•	if a supplier did not provide components that met our specifications in sufficient quantities, then production and sale of our products would be delayed or otherwise adversely affected;

•	if a reduction or an interruption of supply of our components occurred, either because of a significant problem with a supplier not providing parts on time or providing parts that later prove to be defective or a single-source supplier deciding to no longer provide those components to us, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components or we may not be able to so redesign such components;

•	if we were unable to locate a supplier for a key component, we would be unable to complete and deliver our products;

•	one or more suppliers could make strategic changes in their product offerings, which might delay, suspend manufacture or increase the cost of our components or systems; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies.

Our products must meet demanding specifications, such as integrated circuits that perform reliably in order to meet acceptance criteria. In the quarter ended March 31, 2006, we incurred delays in the receipt of key components for our radio subscriber product line, which delayed product shipments and acceptances. The delays in product shipments and acceptances adversely affected our March 31, 2006 revenues and margins, and may continue to do so.

Our products and planned successor products are based upon certain processors manufactured from multiple suppliers. If any of these suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue would be adversely affected. Changing our product designs to utilize another supplier’s integrated circuits would be a costly and time-consuming process.

We depend on federal government contracts for a substantial portion of our revenues, and the loss of federal government contracts or a decline in funding of existing or future government contracts could adversely affect our revenues and cash flows.

A substantial portion of our revenues is dependent upon continued funding of federal government agencies, as well as continued funding of the programs targeted by us. U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government’s requirements. Further, our contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government that may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. We are in the process of responding to such an audit regarding our General Service Administration, or GSA, contract, which is scheduled to expire on June 2, 2006. We are unable to predict the outcome of this audit or any action the government may take as a result.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A.

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2006

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2006

32.0	Written certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: May 2, 2006	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)