Form 10-K/A
period 2005-12-31
EFJ INC
filed 2006-05-17
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

On May 15, 2006, 25,958,054 shares of EFJ, Inc. common stock were outstanding.

EXPLANATORY NOTE

The amendment is being filed solely to revise the disclosure continued in Item 9A of Form 10-K for the year ended December 31, 2005 to include an explicit statement in the disclosure that it is management’s conclusion that our disclosure controls and procedures were effective as of the end of the fiscal year.

We have not reevaluated our disclosure controls and procedures as of the date of this Amendment No. 2 or modified or updated other disclosures presented in the original report on Form 10-K. This Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 9, 2006. You should not deem the filing of this Amendment to be an admission that our Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in the Original Filing not misleading. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-K. With this Amendment No. 2 our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

ITEM 9A.	CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, or the Disclosure Controls, as of the years ended December 31, 2005 and 2004. This evaluation, or the controls evaluation, was done under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based upon this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management’s assessment of the effectiveness of Internal Controls as of December 31, 2005 has been audited by the Company’s independent registered public accounting firm which has also audited the Company’s consolidated financial statements. Management’s Report on Internal Control appears on Page F-1 of Part IV of the Company’s Annual Report filed on March 9, 2006. In addition, the independent registered public accounting firm’s attestation report on management’s assessment of the Company’s Internal Controls appears in Part IV of the Company’s Annual Report filed on March 9, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibits Per Item 601 of Regulation S-K.	Title of Document

31.1	Chief Executive Officer’s Certification Under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer’s Certification Under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFJ, INC.

By:	/S/ MICHAEL E. JALBERT
Michael E. Jalbert
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)
Dated: May 16, 2006

By:	/S/ JANA AHLFINGER BELL
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 16, 2006

3