Form 10-Q
period 2006-06-30
EFJ INC
filed 2006-08-03
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of July 31, 2006, 25,828,811 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

(Unaudited and in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$44,326	$39,107
Accounts receivable, net of allowance for returns and doubtful accounts of $199 and $135, respectively	22,992	35,745
Receivables - other	10,715	7,209
Cost in excess of billings on uncompleted contracts	2,332	1,726
Inventories	21,835	14,092
Deferred income taxes	1,287	1,287
Prepaid expenses	952	692

Total current assets	104,439	99,858

Property, plant and equipment, net	5,043	4,573
Deferred income taxes, net of current portion	22,853	22,853
Intangible assets, net of accumulated amortization	6,739	6,741
Other assets	1,349	213

TOTAL ASSETS	$140,423	$134,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$8	$65
Accounts payable	11,278	5,611
Accrued expenses	6,114	7,344
Billings in excess of cost on uncompleted contracts	—	5
Deferred revenues	469	363

Total current liabilities	17,869	13,388
Long-term debt obligations, net of current portion	—	5

TOTAL LIABILITIES	17,869	13,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 25,970,316 and 25,867,094 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively)	260	259
Additional paid-in capital	149,627	150,387
Unearned stock compensation	—	(1,693)
Accumulated deficit	(27,333)	(28,108)

TOTAL STOCKHOLDERS’ EQUITY	122,554	120,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,423	$134,238

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues, net	$28,750	$19,855	$39,313	$44,016
Cost of sales	16,249	9,847	21,263	18,685

Gross profit	12,501	10,008	18,050	25,331

Operating expenses:
Research and development	2,994	4,424	5,736	8,393
Sales and marketing	2,625	2,332	4,720	5,286
General and administrative, inclusive of non-cash stock option repricing benefit adjustment of $125 and $520 for the three and six months ended June 30, 2005, respectively; and facility relocation expenses of $439 and $909 for the three and six months ended June 30, 2005, respectively	3,468	3,010	7,709	6,216

Total operating expenses	9,087	9,766	18,165	19,895

Income (loss) from operations	3,414	242	(115)	5,436

Other income (expense), net	(1)	(1)	(1)	3
Interest income	477	75	920	137
Interest expense	(14)	(21)	(29)	(38)

Income before income taxes	3,876	295	775	5,538

Income tax provision	—	—	—	—

Net income	$3,876	$295	$775	$5,538

Net income per share – Basic	$0.15	$0.02	$0.03	$0.30

Net income per share – Diluted	$0.15	$0.02	$0.03	$0.29

Weighted average common shares – Basic	25,795,798	18,518,964	25,753,471	18,416,004

Weighted average common shares – Diluted	26,195,984	18,848,032	26,191,963	18,809,639

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2006 and 2005

(Unaudited and in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$775	$5,538

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,063	662
Stock-based compensation	817	(520)
Gain on sale of fixed assets	(50)	(45)
Changes in operating assets and liabilities:
Accounts receivable	12,753	4,609
Receivables - other	(3,506)	—
Cost in excess of billings on uncompleted contracts	(606)	(1,763)
Inventories	(7,743)	(3,918)
Prepaid expenses	(260)	(174)
Accounts payable	5,667	(327)
Billings in excess of cost on uncompleted contracts	(5)	(750)
Deferred revenues	106	(437)
Accrued and other liabilities	(1,230)	(1,148)

Total adjustments	7,006	(3,811)

Net cash provided by operating activities	7,781	1,727

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	128
Proceeds from sale of facility	4,600	—
Purchase of facility	(3,627)	—
Purchase of property, plant and equipment	(1,533)	(1,262)
Other assets	(1,134)	22

Net cash used in investing activities	(1,694)	(1,112)

Cash flows from financing activities:
Principal payments on long-term debt	(62)	(60)
Deferred gain on facility purchase/sale/leaseback	(923)	—
Proceeds from exercise of stock options	117	212
Other	—	40

Net cash provided by (used in) financing activities	(868)	192

Net increase in cash and cash equivalents	5,219	807
Cash and cash equivalents, beginning of period	39,107	9,484

Cash and cash equivalents, end of period	$44,326	$10,291

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $29 and $38 during the six months ended June 30, 2006 and 2005, respectively.

The Company paid income taxes of $70 during each of the six months ended June 30, 2006 and 2005.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six months ended June 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. at December 31, 2005, presented within this Report on Form 10-Q filing, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations and cash flows for the three and six months ended June 30, 2006 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2006.

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

The condensed consolidated financial statements include the accounts of EFJ, Inc. and our wholly-owned subsidiaries (see also note 13). All intercompany accounts and transactions have been eliminated in consolidation.

3. NET INCOME PER SHARE

Basic income per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. Outstanding stock options with exercise prices lower than the average market price of the common stock for the respective periods are considered common stock equivalents and are dilutive in the calculation of the diluted weighted average common shares. Outstanding stock options which had exercise prices higher than the average market price of the common stock for the periods are considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. The outstanding stock options which are considered dilutive and anti-dilutive are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options with dilutive effect	755,412	1,104,241	1,144,222	1,104,241
Options with anti-dilutive effect	458,960	393,500	70,150	393,500

Outstanding stock options	1,214,372	1,497,741	1,214,372	1,497,741

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six months ended June 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. We are currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For the three and six months ended June 30, 2006, we recognized compensation expense of $0.3 million and $0.6 million, respectively, related to stock option grants and $0.1 million and $0.2 million, respectively, related to restricted stock grants. For option grants issued in the six-month periods ended June 30, 2006 and 2005, the following weighted-average assumptions were used:

	Six Months Ended June 30,
	2006	2005
Expected option life	4.75 years	10 years
Expected annual volatility	77%	56%
Risk-free interest rate	4.74%	4.40%
Dividend yield	0%	0%

Stock option grants issued prior to December 31, 2005 generally had five year vesting periods and ten year lives. Grants issued since January 1, 2006 have four year vesting periods and seven year lives. A summary of options activity for the six months ended June 30, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,267,767	$5.97	8.2	$7,568
Granted	47,650	11.23	6.7	535
Exercised	(101,045)	1.00	—	(101)
Forfeitied or expired	—	—	—	—

Outstanding at June 30, 2006	1,214,372	$6.59	8.2	$8,002

Exercisable at June 30, 2006	341,812	$5.33	8.0	$1,821

For the three and six months ended June 30, 2006, we recorded $0.3 million and $0.6 million, respectively, for stock-based compensation expense related to stock option grants, which is reflected in general and administrative expense. At June 30, 2006, there is $4.2 million of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, approximately $0.6 million will be recognized in the remaining six months of the current year, with the remainder recognized through 2010. Under SFAS 123R, any tax deductions in excess of recognized compensation costs are reported as financing cash flows rather than operating cash flows as was prescribed prior to the adoption of SFAS 123R. Due to our significant net operating loss carryforwards (NOLs), we have not reflected these excess deductions since they have not yet reduced taxes payable.

In 2000 and 2001, we effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of our common stock (the “repricing”). The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. Aggregate non-cash compensation charges, therefore, result to the extent that the market value at the respective period ending date exceeds the repriced exercise price of $0.656 per share. Relating to these repriced options, compensation benefit of $0.1 million and $0.5 million, respectively, was recorded in the three and six months ended June 30, 2005. These amounts are included in general and administrative expenses. Upon our adoption of SFAS 123R, the repricing of shares was discontinued in accordance with the provisions of SFAS 123R.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six months ended June 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

If compensation cost for our stock option plans had been determined based on the fair value at the grant date for awards for the three and six months ended June 30, 2005, our pro forma net income and pro forma net income per share would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income — as reported	$295	$5,538
Add: Stock option repricing benefit – as reported	125	520
Less: General and administrative expenses for management stock option compensation	(310)	(571)

Pro forma net income	$110	$5,487

Net income per share, basic — as reported	$0.02	$0.30
Net income per share, diluted — as reported	0.02	0.29
Pro forma net income per share, basic	0.01	0.30
Pro forma net income per share, diluted	0.01	0.29

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

A summary of the status of our nonvested restricted stock grants as of June 30, 2006 and changes during the six-months ended June 30, 2006 is presented below:

Nonvested Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	170,000	9.34
Granted	62,500	11.23
Vested	—	—
Forfeitied	—	—

Nonvested at June 30, 2006	232,500	9.85

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six months ended June 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

5. INVENTORIES

The following is a summary of inventories:

	June 30, 2006	December 31, 2005
Raw materials and supplies	$8,667	$8,395
Work in progress	932	1,432
Finished goods	9,853	93
Service inventories	2,930	4,564

	22,382	14,484
Reserve for obsolescence	547	392

Total inventories	$21,835	$14,092

During the three months ended March 31, 2005, we transferred all inventories located at EFJohnson’s Waseca, Minnesota plant (which was closed as of March 31, 2005) to our Irving, Texas facility. In the course of this transfer, we sold approximately $1.7 million of raw materials to the vendor with whom EFJohnson has outsourced its wireless communication manufacturing. This sale was in addition to the $2.4 million sale of raw material inventory to such vendor in the fourth quarter of 2004. These inventory sales were in exchange for non-interest-bearing notes calling for monthly payments to be not less than actual inventories consumed by the vendor in the course of manufacturing EFJohnson’s products. These inventory sale notes were fully retired in June, 2006. Other receivables at June 30, 2006 and December 31, 2005 are substantially comprised of amounts owed pursuant to these note agreements and other transfers of component inventories to this contract manufacturer. We have a security interest in the inventories, and the transactions were recorded as inventory transfers and not as revenue. In addition, we recognized no gain or loss on the exchange.

6. INTANGIBLE ASSETS

We do not amortize our goodwill and tradename, both of which relate solely to EFJohnson, but instead review such assets for impairment, at least annually. We performed fair value-based impairment tests at December 31, 2005 and 2004 and concluded that no impairment of goodwill or tradename had occurred as of such dates. No events occurred during the six months ended June 30, 2006 and 2005, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Amortization expense, related to intangible assets which are subject to amortization, was $0.002 million for each of the six months ended June 30, 2006 and June 30, 2005. Intangible assets consist of the following as of the dates indicated:

	June 30, 2006		December 31, 2005
Intangible assets not subject to amortization:
Goodwill		$5,126		$5,126
Tradename		1,564		1,564

Intangible assets subject to amortization:
Proprietary and core technology	1,290		1,290
Less: accumulated amortization	1,290	—	1,290	—

Trademarks/Patents	115		113
Less: accumulated amortization	66	49	62	51

Total		$6,739		$6,741

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six months ended June 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

7. REVOLVING LINE OF CREDIT

We renewed our line of credit agreement with Bank of America in September 2004. The secured $15.0 million line of credit bears interest at LIBOR plus 150 basis points (6.85% at June 30, 2006). The line of credit is collateralized by substantially all of our assets, and borrowings available under the line of credit are calculated as a percentage of eligible inventory and accounts receivable. The agreement, which expires September 30, 2007, includes certain covenants, including financial covenants, with which we were in compliance as of June 30, 2006 and December 31, 2005. At June 30, 2006 and December 31, 2005, we had no amounts outstanding on our line of credit. The total available credit under the line of credit was $14.7 million as of June 30, 2006. The terms of this line of credit were modified subsequent to June 30, 2006 as described in footnote 13 below.

8. WARRANTY COSTS

We provide a one-to-two year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are both extraordinary and determinable. A reconciliation of changes in our accrued warranty reserve as of June 30, 2006 is as follows:

	Balance at December 31, 2005	Charged to Expense	Deduction / Expenditures	Balance at June 30, 2006
Allowance for Warranty Reserve	$2,693	459	788	$2,364

9. COMMITMENTS AND CONTINGENCIES

We are presently disputing a certain state tax liability totaling approximately $0.2 million. We believe the basis for the state’s assessments of the amount owed is incorrect, and we intend to vigorously contest such assessment. At June 30, 2006 and December 31, 2005, we had recorded a liability related to this assessment, which amount reflects our evaluation of the eventual conclusion of these matters.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At both June 30, 2006 and December 31, 2005 we had open letters of credit totaling $0.3 million. Bonds, which expire on various dates, totaled $1.0 million on June 30, 2006 and $0.5 million on December 31, 2005, and no bonds had been drawn upon at either date.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six months ended June 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

10. SEGMENT AND RELATED INFORMATION

We operate in two reporting segments that both operate in the LMR industry. These segments are our two operating subsidiaries: EFJohnson and Transcrypt. Although both segments have product offerings that have some market similarity, EFJohnson’s operations primarily include the design, development, marketing, and support of wireless infrastructure, mobile and portable wireless radios, and wireless communication systems, while Transcrypt’s operations primarily include the design, development, marketing, and support of devices that prevent the unauthorized interception of sensitive voice communication. We evaluate segment results based on gross margin and income from operations. Corporate general and administrative expenses, exclusive of charges or benefits associated with variable accounting for repriced stock options, are allocated to the operating segments based upon estimated usage of corporate resources. The following table is a summary of the unaudited operating results for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005
Revenues:
Private Wireless Communications	$23,050	$15,107	$27,613	$25,320
Secured Communications	5,700	4,748	11,700	18,696

	$28,750	$19,855	$39,313	$44,016

Gross Profit:
Private Wireless Communications	$7,688	$5,911	$8,220	$8,965
Secured Communications	4,813	4,097	9,830	16,366

	$12,501	$10,008	$18,050	$25,331

Operating Profit:
Private Wireless Communications	$144	$(2,219)	$(6,279)	$(7,247)
Secured Communications	3,270	2,336	6,164	12,163

Income (Loss) from Operations before Repricing	3,414	117	(115)	4,916

Stock Option Repricing Adjustment, net	—	125	—	520
Other Income (Expense), net	(1)	(1)	(1)	3

Income (Loss) before Income Taxes and Interest	$3,413	$241	$(116)	$5,439

Depreciation and Amortization:
Private Wireless Communications	$473	$304	$941	$567
Secured Communications	63	47	122	95

	$536	$351	$1,063	$662

Assets:
Private Wireless Communications	$68,209	$43,782	$68,209	$43,782
Secured Communications	46,879	14,229	46,879	14,229
Corporate	25,335	14,856	25,335	14,856

	$140,423	$72,867	$140,423	$72,867

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six months ended June 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

11. SALE/LEASEBACK TRANSACTION

On March 31, 2006, EFJohnson exercised an option under an existing lease agreement to purchase the facility at 1440 Corporate Drive in Irving, Texas for $3.6 million. Simultaneously, EFJohnson sold the facility to an unrelated party for $4.6 million and EFJ, Inc. executed a 10-year lease for the facility. The aggregate effect of the purchase and sale transactions was a gain of $1.0 million, which was deferred at March 31, 2006 and is recorded in accrued liabilities in the accompanying financial statements.

The 10-year lease executed by EFJ, Inc. covered the entire facility purchased and sold in the previous transactions; therefore, the gain has been deferred and is being amortized over the term of the lease as a reduction of rent expense in general and administrative expenses.

12. RELOCATION OF OPERATIONS

On April 14, 2004, we announced our decision to move EFJohnson’s operations, including outsourcing of its manufacturing, from its facility in Waseca, Minnesota to Irving, Texas. This move was completed as of March 31, 2005 at a total cost of $1.9 million. A significant portion of EFJohnson’s workforce was replaced or otherwise terminated in relation to this move.

On February 28, 2005, we announced our decision to move our Corporate Headquarters to Irving, Texas. This move was substantially complete at the end of the second quarter of 2005.

The timing of the recognition of costs associated with these moves are determined based on the fair value in the period in which the liability is incurred. In particular, employee-related termination costs associated with the relocations are generally recognized ratably over the period that the employees are required to provide services in order to earn the respective termination benefit.

In relation to these moves, we incurred costs of $0.4 and $0.9 million, respectively, in the three and six months ended June 30, 2005.

13. SUBSEQUENT EVENTS

On July 10, 2006, a merger was consummated pursuant to the Agreement and Plan of Merger (the “Agreement”) by and among EFJ, Inc., a Delaware corporation (“EFJ”), Avanti Acquisition Corp., a Maryland corporation and wholly-owned subsidiary of EFJ (the “Merger Sub”), and 3e Technologies International, Inc., a Maryland corporation (“3eTI”). Pursuant to the terms of the Agreement, Merger Sub was merged with and into 3eTI, which is the surviving corporation in the Merger, and the separate existence of Merger Sub thereupon ceased. As a result of the Merger, 3eTI became a wholly-owned subsidiary of EFJ. The total consideration paid by EFJ in the Merger consisted of $36.0 million in cash, which includes approximately $5.0 million to satisfy certain liabilities of 3eTI and $3.6 million to be held in escrow to indemnify EFJ for any claims under the Agreement.

On July 11, 2006, following the closing of the Merger, EFJ, Inc. and subsidiaries entered into an agreement with Bank of America, N.A. (“Lender”) to amend the Revolving Line of Credit Agreement and Security Agreement, which provides for revolving loans in the amount of $15.0 million. The parties also entered into a term note which (i) provided for the merger and add 3eTI as co-borrower and co-obligor, (ii) provided for the extension of a term loan to EFJ, Inc. for $15.0 million and (iii) effected certain other changes as described in the amendment. The revolving loans and the term loan under the loan agreement as amended bear interest at a fluctuating rate based on either the London Interbank Offered Rate as described in the loan documents or the prime rate, plus a margin determined by the borrowers’ ratio of debt to its earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, on July 19, 2006, we entered into an interest rate swap agreement which effectively converts the variable LIBOR component of the interest rate on the term loan to a fixed rate of 5.64% over the term of the term loan. Interest on the revolving loans and the term loan is payable quarterly and the outstanding principal

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six months ended June 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

amount of the term loan and any revolving loans is due and payable on June 30, 2010. Following the execution of this agreement, the $15.0 million term loan was funded and used to finance the acquisition of 3eTI. No borrowings have been made on the revolving loans.

The loan agreement as amended provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the loan agreement as amended contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The loan agreement as amended also provides for events of default that would permit the Lender to accelerate the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement as amended, the Lender has a security interest in substantially all assets of the Borrowers, including accounts receivable, inventory, machinery, equipment, real estate, and general intangibles.

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

The private wireless communications industry provides two-way wireless communications through wireless networks, which include infrastructure components such as base stations, transmitters and receivers, network switches and portable and mobile two-way communication radios. Individual users operate portable hand-held radios and vehicular-mounted radios in the private wireless communications system. Utilizing free licensed RF spectrum, the customer owns and operates the private wireless communications system that is networked by linking the infrastructure components together. We develop customer solutions, which leverage the customer’s private wireless system and wireless radios with customer specific or enterprise wide applications.

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

Our product revenues are generated under purchase orders. Although the majority of these product revenues are fulfilled within a 90-day period, some deliveries may span multiple years due to contract delivery requirements. Our system revenue is generated under customer contracts, some of which are long-term contracts for which revenue is recorded under the percentage-of-completion method.

Description of Operating Accounts

Revenues. Revenues consist of product sales and services net of returns and allowances and system sales a portion of which revenues are recognized under the percentage of completion method.

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.5	49.6	54.1	42.5

Gross profit	43.5	50.4	45.9	57.5

Operating expenses:
Research and development	10.4	22.3	14.6	19.1
Sales and marketing	9.1	11.7	12.0	12.0
General and administrative (1) (2)	12.1	15.2	19.6	14.1

Total operating expenses	31.6	49.2	46.2	45.2

Income (loss) from operations	11.9	1.2	(0.3)	12.4
Interest income (expense) – net	1.6	0.3	2.3	0.2
Other income (expense)	(0.0)	(0.0)	(0.0)	0.0

Income before income taxes	13.5	1.5	2.0	12.6
Income tax provision	—	—	—	—

Net income	13.5%	1.5%	2.0%	12.6%

(1)	Includes non-cash equity compensation (benefit) expense of 1.5% and 2.0% in the three and six months ended June 30, 2006, respectively, and (0.6)% and (1.1)% in the three and six months ended June 30, 2005, respectively.
(2)	Includes facility move costs of 2.2% and 2.1% in the three and six months ended June 30, 2005, respectively.

Comparison of the Three and Six Months Ended June 30, 2006 and 2005

Revenues. Our revenues increased $8.9 million, or 45%, to $28.8 million for the three months ended June 30, 2006 from $19.9 million for the same period in 2005. In the second quarter of 2006, the private wireless communications segment revenues comprised $23.1 million, or 80% of total revenues, as compared to $15.1 million or 76% of total revenues in the second quarter of 2005. Revenues from the secured communications segment comprised $5.7 million, or 20% of total revenues, as compared to $4.7 million or 24% of total revenues in the second quarter of 2005.

Our revenues decreased $4.7 million, or 11%, to $39.3 million for the six months ended June 30, 2006 from $44.0 million for the same period in 2005. In the first six months of 2006, the private wireless communications segment revenues were $27.6 million, or 70% of total revenues, as compared to $25.3 million, or 58% of total revenues, in the same period in 2005. Revenues from the secured communications segment were $11.7 million, or 30% of total revenues, in the first six months of 2006, as compared to $18.7 million, or 42% of total revenues in the first six months of 2005.

Private wireless communications revenues increased $7.9 million to $23.1 million in the second quarter of 2006 from $15.1 million in the same period in 2005. This 53% increase reflects increased subscriber product shipments relating to a long-term supply contract and also system shipments to a U.S. Government customer. For the first six months of 2006, private wireless communications revenues increased $2.3 million to $27.6 million from $25.3 million in the same period for 2005. This increase reflects the second quarter subscriber product and system shipments in the second quarter, partially offset by the supply chain issue which resulted in decreased product shipments in the three months ended March 31, 2006.

Secured communications revenues increased $1.0 million to $5.7 million in the second quarter of 2006 from $4.7 million in the same period in 2005. This 20% increase reflect increased product shipments to a Middle East customer and product shipments to a new U.S. Government customer during the second quarter. For the first six months of 2006, secured communications revenues decreased $7.0 million, or 37%, from $18.7 million in 2005 to $11.7 million in the first six months of 2005. This decrease was primarily the result of a single, large product shipment in the first quarter of 2005 that was not replicated in the first six months of 2006.

Gross Profit. Our gross profit increased $2.5 million, or 25%, to $12.5 million in the three months ended June 30, 2006 from $10.0 million for the same period in 2005. Gross profit, as a percentage of revenue, or gross margin, was 44% for the three months ended June 30, 2006, as compared to 50% for the same period in 2005. For the six months ended June 30, 2006, gross profit decreased $7.3 million, to $18.1 million from $25.3 million. Gross margin for the first six months of 2006 decreased to 46% from 58% in the first six months of 2005

In the second quarter of 2006, gross margin for the private wireless communications segment was $7.7 million (33% of revenues), compared to $5.9 million (39% of revenues) in the same period for 2005. The private wireless communications gross margin for the second quarter of 2006 was negatively impacted by the gross margin on system sales to a U.S. Government customer. For the first six months of 2006, gross margin for the private wireless communications segment was $8.2 million (30% of revenues), compared to $8.9 million (35% of revenues) in the same period for 2005. Gross margin in the first six months of 2006 was impacted by reduced shipments in the first quarter of 2006 and margins on short-term system sales which were below our normal margin level.

Gross margin for the secured communications segment in the three months ended June 30, 2006 increased to $4.8 million from $4.1 million in the same period in 2005. During the same period, gross margin decreased to 84% in the first three months of 2006 from 86% in the first three months of 2005. Gross profit in the first six months of 2006 decreased to $9.8 million (84%) from $16.4 million (88%) in the same period of 2005. The decreased 2006 margin for the secured communications segment resulted from economies of scale achieved in 2005 due to higher 2005 revenue.

Research and Development. Research and development expenses decreased $1.4 million, or 32%, to $3.0 million in the three months ended June 30, 2006 from $4.4 million in the same period in 2005. Research and development expenses were 10% of revenues in the second quarter of 2006, as compared to 22% during the same period in 2005. For the six months ended June 30, 2006, research and development decreased $2.7 million, or 32%, to $5.7 million from $8.4 million. In the first six months, research and development expenses were 15% of revenues in 2006 compared to 19% in 2005.

We experienced a non-recurring engineering benefit of approximately $0.1 million and $0.7 million in the three and six months ended June 30, 2006 associated with the 800 MHz product line. The remaining decrease in research and development expenses in 2006 related primarily to the significant development effort incurred in the same period in 2005 involved in our wireless communications replacement RF module, the integration of the module into our radios, and the resources required to finalize releases of our conventional and trunking infrastructure products. These development projects were substantially completed in June 2005.

Sales and Marketing. Sales and marketing expenses increased $0.3 million, or 13%, to $2.6 million for the three months ended June 30, 2006 from $2.3 million for the same period in 2005. As a percentage of revenue, sales and marketing expenses decreased to 9% of revenues in the second quarter of 2006 from 12% of revenues in the second quarter of 2005. This decrease as a percent of revenues reflects lower commission rates on certain private wireless communication revenues in the second quarter of 2006. For the first six months of 2006, sales and marketing expenses decreased $0.6 million, or 11%, to $4.7 million from $5.3 million in the same period in 2005. Sales and marketing expenses were 12% of revenues in the first six months of 2006 and 2005.

General and Administrative. General and administrative expenses increased $0.5 million, or 15%, to $3.5 million (12% of revenues) for the three months ended June 30, 2006 from $3.0 million (15% of revenues) for the same period in 2005. For the first six months of 2006, general and administrative expenses increased $1.5 million, or 24%, to $7.7 million (20% of revenues) from $6.2 million (14% of revenues) in 2005. Included in general and administrative expenses in the three and six months ended June 30, 2006 were $0.4 million and $0.8 million, respectively, related to equity compensation expense recorded upon our adoption of SFAS 123R. In the three and six month periods ended June 30, 2005, we recorded a benefit of $0.1 million and $0.5 million, respectively, related to the variable repricing of certain stock options. The variable repricing of these options was discontinued upon our adoption of SFAS 123R.

General and administrative expenses include amounts for equity compensation expense and compliance with Section 404 of the Sarbanes-Oxley Act. We expect that these costs will continue.

Net Interest Income/Expense. Net interest income/(expense) increased $0.4 million to $0.5 million for the three months ended June 30, 2006 from $0.1 million for the same period in 2005. Net interest income increased $0.8 million to $0.9 million in the first six months of 2006 from $0.1 million in the first six months of 2005.

Other Income/Expense, Net. Net other income/(expense) was $0 for the three and six months ended June 30, 2006 and 2005.

Provision for Income Taxes. We did not record a tax benefit or provision for either the three or six months ended June 30, 2006 or 2005. For each of these periods, changes in our deferred tax assets were offset by changes in the valuation allowance. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during 2006, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Loss/Income. Net income for the three months ended June 30, 2006 increased $3.6 million to $3.9 million from $0.3 million in the same period for 2005. As a percent of revenues, net income was 13.5% of revenues in the second quarter of 2006 compared to 1.5% of revenues in the second quarter of 2005. For the first six months of 2006, net income was $0.8 million (2% of revenues) as compared to $5.5 million (13% of revenues) for the first six months of 2005.

Liquidity and Capital Resources

Subsequent to June 30, 2006, we completed the renegotiation of our $15.0 million bank line of credit and obtained a $15.0 million term loan as further described in “Subsequent Events” below. Based upon our current level of operations, we expect that our available cash, financing and cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

Net cash from operating activities. Our operating activities provided cash of $7.8 million and $1.7 million in the six months ended June 30, 2006 and 2005, respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During the first six months of 2006, we collected $52.2 million of billed receivables which effectively increased cash from operating activities by $12.8 million. Additionally, $28.8 million was used to purchase inventories and $17.2 million was used for other operating expenses.

During the first six months of 2005, we collected $48.8 million of billed receivables which increased cash from operating activities by $4.6 million. During the six months ended June 30, 2005, $20.9 million of cash was used to purchase inventories and $25.6 million was used for other operating expenses.

Net cash from investing activities. During the six months ended June 30, 2006 and 2005, investing activities used $1.7 million and $1.1 million, respectively. In 2006, $3.6 million was used to purchase and $4.6 million was provided from the sale of the EFJohnson facility in Irving, Texas on March 31, 2006. During the six months ended June 30, 2006, $1.5 million was used to purchase other property, plant and equipment compared to $1.3 million used to acquire property, plant and equipment in the same period in 2005

Net cash from financing activities. Financing activities used $0.9 million and provided $0.2 million during the six months ended June 30, 2006 and 2005, respectively. The deferral of the gain from the sale of the EFJohnson Irving, Texas facility utilized $1.0 million during 2006.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total undrawn balance of $0.3 million on June 30, 2006. Performance and bid bonds, which expire on various dates, totaled $1.0 million at June 30, 2006. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2006.

Secured line of credit. We have a secured $15.0 million revolving line of credit with Bank of America that bears interest at LIBOR plus 150 basis points. The revolving line of credit is collateralized by substantially all of our assets and borrowings available under the line of credit are calculated as a percentage of eligible inventory and receivables. This amended revolving line of credit expires in September 2007 and contains certain financial and negative covenants; however, as described in “Subsequent Events” below, we renegotiated this revolving line of credit subsequent to June 30, 2006. Financial covenants include requirements to maintain: a tangible net worth of $19.9 million plus 75% of preceding fiscal year’s net income; funded debt to EBITDA ratio of 2.5 to 1; fixed charge coverage ratio of 1.75 to 1; and positive EBITDA over any preceding two quarter period. Negative covenants include restrictions on incurring debt above $3.0 million, encumbrances, acquisitions, transferring assets, or making large capital expenditures. We were in compliance with all financial and negative covenants at June 30, 2006. At June 30, 2006, we had no amounts outstanding on the revolving line of credit, and the total available line of credit was $14.7 million. As described further in “Subsequent Events” below, we completed the renegotiation of our bank financing facilities subsequent to June 30, 2006.

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

Backlog. Our backlog of unfilled orders at June 30, 2006 was $65.0 million, compared to a backlog of $62.3 million at December 31, 2005 and $18.9 million at June 30, 2005. Our secured communications products typically have a relatively short period until such backlog orders are fulfilled. In contrast, our private communications products typically have a relatively longer period until such backlog orders are fulfilled due to customer system integration and contract delivery requirements, which may span multiple years.

Subsequent Events

On July 10, 2006, a merger was consummated pursuant to the Agreement and Plan of Merger (the “Agreement”) by and among EFJ, Inc., a Delaware corporation (“EFJ”), Avanti Acquisition Corp., a Maryland corporation and wholly-owned subsidiary of EFJ (the “Merger Sub”), 3e Technologies International, Inc., a Maryland corporation (“3eTI”), Chih-Hsiang Li, as Stockholders’ Agent, and Steven Chen, James Whang, Chih-Hsiang Li and AEPCO, Inc., as Principal Stockholders (the “Merger”).

Pursuant to the terms of the Agreement, Merger Sub was merged with and into 3eTI, which is the surviving corporation (the “Surviving Corporation”) in the Merger, and the separate existence of Merger Sub thereupon ceased. As a result of the Merger, 3eTI became a wholly-owned subsidiary of EFJ.

Pursuant to the terms of the Agreement, the total consideration paid by EFJ in the Merger consisted of $36.0 million in cash, which includes approximately $5.0 million to satisfy certain liabilities of 3eTI and $3.6 million to be held in escrow to indemnify EFJ for any claims under the Agreement. The Agreement provides that certain 3eTI employees are eligible to participate in bonus programs with payments to be earned based on achievement of performance objectives and continued employment.

Each share of 3eTI Class A Voting Common Stock and 3eTI Class B Non-Voting Common Stock that was issued and outstanding at the time of the Merger was cancelled and extinguished and was converted automatically into the right to receive, upon surrender of the certificate representing such shares of 3eTI stock, cash consideration of $0.8015 per share (including $0.0930 per share held in escrow) determined in accordance with the Agreement. No 3eTI stock options were assumed by EFJ and all such 3eTI stock options were either exercised in full prior to the closing of the Merger or canceled in exchange for cash as provided in the Agreement. No 3eTI warrants were assumed by EFJ and all such 3eTI warrants were either exercised in full prior to the closing of the Merger or cancelled in exchange for cash as provided in the Agreement. All shares of 3eTI stock formerly owned by 3eTI as treasury stock and each share of 3eTI stock formerly owned by any direct or indirect wholly-owned subsidiary of 3eTI were canceled and extinguished without any rights to conversion thereof and no consideration was delivered in exchange therefore.

By virtue of the Merger and without any action on the part of the holder thereof, each share of the common stock, $0.001 par value per share, of Merger Sub that was issued and outstanding was converted into and continues as one share of the common stock of the Surviving Corporation.

On July 11, 2006, following the closing of the Merger, EFJ, E. F. Johnson Company, a Minnesota corporation, Transcrypt International, Inc., a Delaware corporation, and 3eTI (collectively, the “Borrowers”) and Bank of America, N.A. (“Lender”) entered into that certain Second Amendment to Revolving Line of Credit Agreement and Security Agreement (the “Amendment”) which amended that certain Revolving Line of Credit Agreement and Security Agreement between EFJ and Lender dated November 15, 2002, as previously amended (the “Loan Agreement”), which provides for revolving loans (the “Revolving Loans”) in the amount of $15.0 million. In connection with the Amendment, the parties also entered into a Term Note and a Second Amendment to Revolving Note (collectively with the Amendment, the “Amendment Documents”). The purposes of the Amendment Documents were to (i) provide for the Merger and add 3eTI as co-borrower and co-obligor, (ii) provide for the extension of a term loan by Lender to the Borrowers in the principal amount of $15.0 million (the “Term Loan”) and (iii) effect certain other changes as described in the Amendment. The Revolving Loans and the Term Loan under the Loan Agreement as amended bear interest at a fluctuating rate based on either the London Interbank Offered Rate as described in the Loan Documents or the prime rate, plus a margin determined by the Borrowers’ ratio of debt to its earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, on July 19, 2006, we entered into an interest rate swap agreement which effectively converts the variable LIBOR component of the interest rate on the term loan to a fixed rate of 5.64% over the term of the term loan. Interest on the Revolving Loans and the Term Loan is payable quarterly and the outstanding principal amount of the Term Loan and any Revolving Loans is due and payable on June 30, 2010. The Borrowers currently have outstanding the $15.0 million Term Loan and there are currently no Revolving Loans outstanding.

The Loan Agreement as amended provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the Loan Agreement as amended contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement as amended also provides for events of default that would permit the Lender to accelerate the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement as amended, the Lender has a security interest in substantially all assets of the Borrowers, including accounts receivable, inventory, machinery, equipment, real estate, and general intangibles.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity. This pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although all of our sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic and political conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for us. While most international sales are supported by letters of credit or cash in advance, the purchase of our products by international customers presents increased risks, which include:

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

Export of our products is subject to the U.S. Export Administration regulations and some of our secured communications products require a license or a license exception in order to ship internationally. We cannot assure that such approvals will be available to us or our products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. Our inability to obtain required export approvals would adversely affect our international sales, which would have a material adverse effect on us. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international secured communications market. We cannot predict the impact of these factors on the international market for our products.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) reviewed and evaluated our disclosure controls and procedures, as defined in Rule 240.13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the fiscal year 2005, we designed, developed, and implemented new/modified control procedures associated with inventory costing, purchasing, shipping, and receiving with our outsource manufacturing providers. In response to the increased risk imposed by these changes, we increased the nature and extent of analytical review and analysis of the accounts impacted by these changes. In addition, we initiated timely investigations to evaluate and correct process controls and transaction processing as deemed necessary. Further, we planned and executed a full physical inventory count and cost review of specific inventory segments impacted by the specified risks and coordinated with Internal Audit to conduct special process audits to help identify critical control points.

In the quarter ended June 30, 2006, we improved both internal and operational controls over physical inventories by including routine cycle count processes in our procedures and performing an additional physical inventory count.

During the quarter ended June 30, 2006, we improved controls associated with the account reconciliation and review process to ensure that all significant account balances have been reconciled, as necessary, prior to release of financial statements in external reports. We intend to continue to enhance our internal controls associated with these processes. In preparation of our financial statements as of and for the period ended June 30, 2006, management believes that our internal controls over these processes are operating and effective.

There were no other changes in our internal controls over financial reporting during the quarter ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1A. RISK FACTORS

Risk Factors Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Item 1A of our annual report on Form 10-K for fiscal year 2005 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in Item 1A of Form 10-K.

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

A substantial portion of our revenues is dependent upon continued funding of federal government agencies, as well as continued funding of the programs targeted by us. U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government’s requirements. Further, our contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government that may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. We are in the process of responding to such an audit regarding our General Service Administration, or GSA, contract, which is scheduled to expire on August 22, 2006. We are unable to predict the outcome of this audit or any action the government may take as a result.

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

Our Loan Agreement contains covenants that require us to achieve, maintain or satisfy certain criteria.

The Loan Agreement governing our Revolving Loans and Term Loan contains certain covenants regarding limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the Loan Agreement contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. Failure to comply with any of these covenants could constitute an event of default that would permit the Lender to accelerate the loans upon their occurrence, which could have a material adverse effect on our operating results and cashflows.

We cannot assure you that we will be able to achieve, maintain or satisfy these criteria.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of July 10, 2006 by and among EFJ, Inc. (“EFJ”), Avanti Acquisition Corp., 3e Technologies International, Inc. (“3eTI”), Chih-Hsiang Li, as Stockholders’ Agent, and Steven Chen, James Whang, Chih-Hsiang Li and AEPCO, Inc., as Principal Stockholders. (filed as Exhibit 10.1 to EFJ’s Current Report on Form 8-K filed on July 14, 2006).

10.1	Employment Agreement between EFJ and Robert C. Donohoo (filed as Exhibit 10.1 to EFJ’s Current Report on Form 8-K filed on July 11, 2006).

10.2	Second Amendment to Revolving Line of Credit Loan Agreement and Security Agreement dated as of July 11, 2006 by and among EFJ, E. F. Johnson Company, Transcrypt International, Inc., 3eTI and Bank of America, N.A. (filed as Exhibit 10.2 to EFJ’s Current Report on Form 8-K filed on July 14, 2006).

10.3	Term Note dated as of July 11, 2006 executed by EFJ, E. F. Johnson Company, Transcrypt International, Inc. and 3eTI. (filed as Exhibit 10.3 to EFJ’s Current Report on Form 8-K filed on July 14, 2006).

10.4	Second Amendment to Revolving Note dated as of July 11, 2006 by and among EFJ, E. F. Johnson Company, Transcrypt International, Inc., 3eTI and Bank of America, N.A. (filed as Exhibit 10.4 to EFJ’s Current Report on Form 8-K filed on July 14, 2006).

11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2006

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2006

32.1	Written certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Written certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: August 3, 2006	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)