Form 10-Q
period 2006-09-30
EFJ INC
filed 2006-11-06
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 2 , 2006, 26,005,554 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

(Unaudited and in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24,423	$39,107
Accounts receivable, net of allowance for returns and doubtful accounts of $158 and $135, respectively	30,273	35,745
Receivables—other	10,109	7,209
Cost in excess of billings on uncompleted contracts	1,829	1,726
Inventories	28,461	14,092
Deferred income taxes	1,287	1,287
Prepaid expenses	904	692

Total current assets	97,286	99,858

Property, plant and equipment, net	6,467	4,573
Deferred income taxes, net of current portion	17,676	22,853
Goodwill	26,219	5,126
Other intangible assets, net of accumulated amortization	16,061	1,615
Other assets	181	213

TOTAL ASSETS	$163,890	$134,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	6	65
Accounts payable	16,737	5,611
Accrued expenses	7,563	7,344
Billings in excess of cost on uncompleted contracts	1	5
Deferred revenues	290	363

Total current liabilities	24,597	13,388
Long-term debt obligations, net of current portion	15,000	5
Other liabilities	371	—

TOTAL LIABILITIES	39,968	13,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,177,155 and 25,867,094 issued and outstanding as of September 30 , 2006 and December 31, 2005, respectively	261	259
Additional paid-in capital	151,130	150,387
Comprehensive loss	(371)	(1,693)
Accumulated deficit	(27,098)	(28,108)

TOTAL STOCKHOLDERS’ EQUITY	123,922	120,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,890	$134,238

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$33,502	$20,783	$72,815	$64,799
Cost of sales	21,084	11,622	42,347	30,307

Gross profit	12,418	9,161	30,468	34,492

Operating expenses:
Research and development	2,941	2,668	8,677	11,061
Sales and marketing	2,803	2,451	7,523	7,737
General and administrative, inclusive of non-cash stock option repricing (benefit) expense adjustment of $180 and $(340) for the three and nine months ended September 30, 2005, respectively; and facility relocation expenses of $0 and $909 for the three and nine months ending September 30, 2005 respectively	4,657	2,633	12,364	8,847
Amortization of intangibles	302	1	304	3
Write-off of in-process R&D	1,600	—	1,600	—

Total operating expenses	12,303	7,753	30,468	27,648

Income from operations	115	1,408	—	6,844

Other income (expense)	—	(9)	(1)	(6)
Interest income	345	220	1,264	357
Interest expense	(225)	(16)	(253)	(54)

Income before income taxes	235	1,603	1,010	7,141

Income tax (expense)	—	—	—	—

Net income	$235	$1,603	$1,010	$7,141

Net income per share – Basic	$0.01	$0.07	$0.04	$0.37

Net income per share – Diluted	$0.01	$0.07	$0.04	$0.36

Weighted average common shares – Basic	25,850,910	21,382,815	25,786,307	19,423,717

Weighted average common shares – Diluted	26,192,187	21,663,671	26,177,596	19,779,759

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,010	$7,141

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,951	1,151
Stock-based compensation	1,259	(340)
(Gain) / loss on sale of fixed assets	43	(43)
Recognition of deferred gain	(50)	—
Write-off of in-process R&D	1,600	—
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	10,739	726
Receivables—other	(1,895)	—
Cost in excess of billings on uncompleted contracts	(103)	(218)
Inventories	(13,130)	(9,234)
Prepaid expenses	141	(155)
Accounts payable	7,600	(302)
Billings in excess of cost on uncompleted contracts	(4)	(818)
Deferred revenues	(73)	(280)
Accrued and other liabilities	(1,309)	(660)

Total adjustments	6,769	(10,173)

Net cash (used in) provided by operating activities	7,779	(3,032)

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	206
Proceeds from sale of facility	4,600	—
Purchase of facility	(3,650)	—
Purchase of property, plant and equipment	(3,125)	(2,215)
Acquisition, net of cash acquired	(36,032)	—
Other assets	320	300

Net cash used in investing activities	(37,887)	(1,709)

Cash flows from financing activities:
Principal payments on long-term debt	(64)	(91)
Proceeds from note payable	15,000	—
Proceeds from issuances of common stock	285	44,989
Proceeds from exercise of stock options	203	364
Other	—	109

Net cash provided by (used in) financing activities	15,424	45,371

Net increase in cash and cash equivalents	(14,684)	40,630
Cash and cash equivalents, beginning of period	39,107	9,484

Cash and cash equivalents, end of period	$24,423	$50,114

See accompanying notes to the condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $41 and $51 during the nine months ended September 30, 2006 and 2005, respectively.

The Company paid income taxes of $396 and $70 during the nine months ended September 30, 2006 and 2005, respectively.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. at December 31, 2005, presented within this Report on Form 10-Q filing, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations and cash flows for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2006.

On July 10, 2006, a merger was consummated pursuant to the Agreement and Plan of Merger (the “Agreement”) by and among EFJ, Inc., a Delaware corporation (“EFJ”), Avanti Acquisition Corp., a Maryland corporation and wholly-owned subsidiary of EFJ (the “Merger Sub”), 3e Technologies International, Inc., a Maryland corporation (“3eTI”) , Chih-Hsiang Li, as Stockholders’ Agent, and Steven Chen, James Whang, Chih-Hsiang Li and AEPCO, Inc., as Principal Stockholders (the “Merger”).

Pursuant to the terms of the Agreement, Merger Sub was merged with and into 3eTI, which is the surviving corporation (the “Surviving Corporation”) in the Merger, and the separate existence of Merger Sub thereupon ceased. As a result of the Merger, 3eTI became a wholly-owned subsidiary of EFJ.

Unless the context otherwise provides, all references to “we,” “us,” and “our” include EFJ, Inc., its predecessor entity and its subsidiaries, including E.F. Johnson Company, Transcrypt International, Inc., and 3eTI on a combined basis. All references to “EFJohnson” refer to E.F. Johnson Company, all references to “Transcrypt” refer to Transcrypt International, Inc. and all references to 3eTI refer to 3e Technologies International, Inc. Further, all references to the private wireless communications segment refer to EFJohnson, and all references to the secured communications segment refer to Transcrypt and 3eTI combined.

2. ORGANIZATION AND CONSOLIDATION

We are a provider of secure wireless and private wireless solutions which are sold to: (1) domestic and foreign public safety / public service entities, (2) federal, state and local governmental agencies, including the Departments of Homeland Security and Defense, and (3) domestic and foreign commercial customers. Through EFJohnson, Transcrypt and 3eTI we design, develop, market, and support:

•	mobile and portable wireless radios;

•	stationary transmitters / receivers (base stations or repeaters);

•	infrastructure equipment and systems;

•	secure encryption technologies for proprietary wireless radios;

•	customized wireless network centric products and systems to the federal government primarily under government funded Small Business Innovative Research (SBIR) programs; and

•	niche hardware and secure software technologies for the WLAN markets primarily in the government and industrial controls sectors.

The condensed consolidated financial statements include the accounts of EFJ, Inc. and our wholly-owned subsidiaries (see also note 14). All intercompany accounts and transactions have been eliminated in consolidation.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options with dilutive effect	455,922	921,041	805,122	921,041
Options with anti-dilutive effect	749,960	390,150	400,760	390,150

Outstanding stock options	1,205,882	1,311,191	1,205,882	1,311,191

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. We are currently using the Black-Scholes option pricing model to determine the fair value of all option grants. For the three and nine months ended September 30, 2006, we recognized compensation expense of $0.3 million and $0.9 million, respectively, related to stock option grants and $0.1 million and $0.3 million, respectively, related to restricted stock grants. For option grants issued in the three month periods ended September 30, 2006 and 2005, the following weighted-average assumptions were used:

	Three Months Ended September 30,
	2006	2005
Expected option life	4.75 years	10 years
Expected annual volatility	86%	46%
Risk-free interest rate	4.59%	4.47%
Dividend yield	0%	0%

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

Stock option grants issued prior to December 31, 2005 generally had five year vesting periods and ten year lives. Grants issued since January 1, 2006 have four year vesting periods and seven year lives. A summary of options activity for the nine months ended September 30, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,267,767	$5.97	8.2	$7,568
Granted	170,700	7.61		1,299
Exercised	(147,070)	1.53		(225)
Forfeitied or expired	(85,515)	5.48		(469)

Outstanding at September 30, 2006	1,205,882	$6.78	7.8	$8,173

Exercisable at September 30, 2006	311,082	$5.40	7.8	$1,680

At September 30, 2006, there is $4.3 million of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Of this total, approximately $0.4 million will be recognized in the remaining three months of the current year, with the remainder recognized through 2010. Under SFAS 123R, any tax deductions in excess of recognized compensation costs are reported as financing cash flows rather than operating cash flows as was prescribed prior to the adoption of SFAS 123R. Due to our significant net operating loss carryforwards (NOLs), we have not reflected these excess deductions since they have not yet reduced taxes payable.

In 2000 and 2001, we effectively cancelled and reissued stock options in order to lower the exercise price of those options to $0.656 per share, an amount approximating 150% of the then prevailing market value of our common stock (the “repricing”). The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. Aggregate non-cash compensation charges, therefore, result to the extent that the market value at the respective period ending date exceeds the repriced exercise price of $0.656 per share. Relating to these repriced options, compensation expense of $0.2 million and benefit of $0.3 million, respectively, was recorded in the three and nine months ended September 30, 2005. These amounts are included in general and administrative expenses. Upon our adoption of SFAS 123R, the repricing of shares was discontinued in accordance with the provisions of SFAS 123R.

If compensation cost for our stock option plans had been determined based on the fair value at the grant date for awards for the three and nine months ended September 30, 2005, our pro forma net income and pro forma net income per share would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income — as reported	$1,603	$7,141
Add: Stock option repricing (expense) benefit – as reported	(180)	340
Less: General and administrative expenses for management stock option compensation	(298)	(868)

Pro forma net income	$1,125	$6,613

Net income per share, basic — as reported	$0.07	$0.37
Net income per share, diluted — as reported	0.07	0.36
Pro forma net income per share, basic	0.05	0.34
Pro forma net income per share, diluted	0.05	0.33

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

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

A summary of the status of our nonvested restricted stock grants as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

Nonvested Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	170,000	9.34
Granted	62,500	11.23
Vested	—	—
Forfeitied	—	—

Nonvested at September 30, 2006	232,500	9.85

5. INTEREST RATE SWAP AGREEMENTS AND COMPREHENSIVE LOSS

On July 19, 2006, we entered into an interest rate swap agreement which effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, EFJ will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $0.4 million and is included with other long-term liabilities and Accumulated Comprehensive Loss in the consolidated balance sheet at September 30, 2006.

We account for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149. These standards require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of the derivatives are recorded each period in the Accumulated Comprehensive Loss in the balance sheet as the derivative is designated as effectively hedged at September 30, 2006. We entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates not for speculative or trading purposes.

The following is a summary of the components of comprehensive loss:

	September 30, 2006	December 31, 2005
Net Income/(loss)	$1,010	$22,549
Fair value adjustments for interest rate swap	(371)	—

Unearned compensation related to restricted stock grants accounted for under APB 25	—	(1,693)

Total Comprehensive Income/(loss)	$639	$20,856

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

6. INVENTORIES

The following is a summary of inventories:

	September 30, 2006	December 31, 2005
Raw materials and supplies	$10,351	$8,395
Work in progress	770	1,432
Finished goods	12,620	93
Service inventories	5,357	4,564

	29,098	14,484
Reserve for obsolescence	637	392

Total inventories	$28,461	$14,092

During the three months ended March 31, 2005, we transferred all inventories located at EFJohnson’s Waseca, Minnesota plant (which was closed as of March 31, 2005) to our Irving, Texas facility. In the course of this transfer, we sold approximately $1.7 million of raw materials to the vendor with whom EFJohnson has outsourced its wireless communication manufacturing. This sale was in addition to the $2.4 million sale of raw material inventory to such vendor in the fourth quarter of 2004. These inventory sales were in exchange for non-interest-bearing notes calling for monthly payments to be not less than actual inventories consumed by the vendor in the course of manufacturing EFJohnson’s products. These inventory sale notes were fully retired in June 2006. Other receivables at September 30, 2006 and December 31, 2005 are substantially comprised of amounts owed pursuant to these note agreements and other transfers of component inventories to our contract manufacturers. We have a security interest in the inventories, and the transactions were recorded as inventory transfers and not as revenues. In addition, we recognized no gain or loss on the exchange.

Inventory is higher than at December 31, 2005 due to projected increases in sales in our Private Wireless segment and inventory increases related to the acquisition of 3eTl. The inventory balances have increased at September 30, 2006 due to business mix changes which resulted in inventory utilization patterns that were different than projected in the Private Wireless segment.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets at December 31, 2005 relate solely to goodwill and tradename of EFJohnson, which are not amortized, but rather reviewed for impairment at least annually. We performed fair value-based impairment tests at December 31, 2005 and 2004 and concluded that no impairment of goodwill or tradename had occurred as of such dates. No events occurred during the nine months ended September 30, 2006 and 2005, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Additional intangible assets were purchased as part of the acquisition of 3eTI, as discussed in Note 14. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis. Intangible assets consisting of trademark and trade name and certifications are not subject to amortization, but will be reviewed for impairment at least annually. In-process research and development acquired in the acquisition of $1.6 million was expensed.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

Amortization expense on intangible assets was $0.3 million and $0.003 million for the nine months ended September 30, 2006 and 2005, respectively. Intangible assets consist of the following as of the dates indicated:

	September 30, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets not subject to amortization:
Goodwill	$26,219	$—	$26,219	$5,126	$—	$5,126
Trademark and tradename	4,664	—	4,664	1,564	—	1,564
Certifications	1,230	—	1,230	—	—	—

	32,113	—	32,113	6,690	—	6,690

Intangible assets subject to amortization:
Existing Technology	6,190	(1,428)	4,762	1,290	(1,290)	—
Customer Relationships	4,800	(96)	4,704	—	—	—
License	320	(16)	304	—	—	—
Covenant Not-to-Compete	400	(51)	349	—	—	—
Trademarks/Patents	113	(65)	48	113	(61)	52

	11,823	(1,656)	10,167	1,403	(1,351)	51

Total	$43,936	$(1,656)	$42,280	$8,093	$(1,351)	$6,742

The changes in the carrying amounts of goodwill and identified intangibles for the nine months ended September 30, 2006 are as follows:

	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets as of December 31, 2005	$8,093	$(1,351)	$6,742
Amortization of prior intangible assets	—	(4)	(4)
Intangible assets acquired in 3eTI acquisition subject to amortization	10,420	(301)	10,119
Intangible assets acquired in 3eTI acquisition not subject to amortization	25,423	—	25,423
In-process R&D	1,600		1,600
Write off of in-process R&D	(1,600)	—	(1,600)

Intangible assets as of September 30, 2006	$43,936	$(1,656)	$42,280

8. NOTE PAYABLE AND LINE OF CREDIT

We amended our line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million (the “Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 125 basis points at September 30, 2006.

Following the amendment of this agreement, the $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI as described in Note 14 below. No borrowings have been made on the revolving line of credit.

The Loan Agreement as amended provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

expenditures. In addition, the Loan Agreement, as amended, contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement, as amended, also provides for events of default that would permit the lender to accelerate the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement, as amended, the Lender has a security interest in substantially all assets of the borrowers, including accounts receivable, inventories, machinery, equipment, real estate, and general intangibles.

On July 19, 2006, we entered into an interest rate swap agreement which effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, EFJ will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan.

9. WARRANTY COSTS

We provide a one-to-two year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimated future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are both extraordinary and determinable. A reconciliation of changes in our accrued warranty reserve as of September 30, 2006 is as follows:

	Balance at December 31, 2005	Charged to Expense	Deduction / Expenditures	Balance at September 30, 2006
Allowance for Warranty Reserve	$2,693	253	(1,119)	$1,827

10. COMMITMENTS AND CONTINGENCIES

We are presently disputing a certain state tax liability totaling approximately $0.2 million. We believe the basis for the state’s assessments of the amount owed is incorrect, and we intend to vigorously contest such assessment. At September 30, 2006 and December 31, 2005, we had recorded a liability related to this assessment, which amount reflects our evaluation of the eventual conclusion of these matters.

On February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson’s sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $0.5 million of products from EFJohnson since 1999. ASRC’s complaint anticipated that the State of Alaska would prosecute its claims against ASRC under an administrative procedure provided for under the Alaska State Procurement Code for damages associated with alleged malfunctions of EFJohnson radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any the State of Alaska’s claim alleging non-performance of the EFJohnson radios. In the event the State of Alaska prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State of Alaska in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. On June 30, 2005, the presiding administrative law judge granted the Company’s motion to dismiss, and dismissed the administrative claim without prejudice to renewal of the action if the matter is not resolved on the merits in the superior court. The State of Alaska has indicated that it will file a complaint against EFJohnson and/or

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

ASRC in superior court unless the matter can be resolved through settlement discussions. Although we intend on entering into such settlement discussions, as of this time, no date for such discussions has been scheduled. We are vigorously defending the company against this claim.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At both September 30, 2006 and December 31, 2005 we had open letters of credit totaling $0.3 million. Bonds, which expire on various dates, totaled $1.0 million on September 30, 2006 and $0.5 million on December 31, 2005, and no bonds had been drawn upon at either date.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

11. SEGMENT AND RELATED INFORMATION

We operate in two reporting segments: Private Wireless Communications and Secured Communications. Our Private Wireless Communications segment is composed of our EFJohnson subsidiary. Effective for the quarter ended September 30, 2006, our Secured Communications segment is composed of our Transcrypt and 3eTI subsidiaries. Prior to the acquisition of 3eTI, Transcrypt was the only component of the Secured Communications segment. Each segment is led by a business unit President and we evaluate the results of each segment based on gross margin and income from operations. Corporate general and administrative expenses, exclusive of charges or benefits associated with variable accounting for repriced stock options, are allocated to the operating segments based upon certain criteria, including the estimated usage of corporate resources. The following table is a summary of the unaudited operating results for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Revenues:
Private Wireless Communications	$21,739	$17,237	$49,352	$42,557
Secured Communications	11,763	3,546	23,463	22,242

	$33,502	$20,783	$72,815	$64,799

Gross Profit:
Private Wireless Communications	$4,523	$5,907	$12,743	$14,872
Secured Communications	7,895	3,254	17,725	19,620

	$12,418	$9,161	$30,468	$34,492

Operating Profit:
Private Wireless Communications	$(2,189)	$(388)	$(8,468)	$(7,766)
Secured Communications	2,304	1,976	8,468	14,270

Income (Loss) from Operations before Repricing	115	1,588	0	6,504
Stock Option Repricing Adjustment, net	0	(180)	0	340
Other Income (Expense), net	120	195	1,010	297

Income (Loss) before Income Taxes	$235	$1,603	$1,010	$7,141

Depreciation and Amortization:
Private Wireless Communications - Depreciation and Amortization	$459	$425	$1,396	$992
Secured Communications - Amortization of Intangibles	302	2	304	3
Secured Communications - Depreciation	127	62	251	156

	$888	$489	$1,951	$1,151

Assets:
Private Wireless Communications	$72,237	$52,889	$72,237	$52,889
Secured Communications	66,356	34,107	66,356	34,107
Corporate	25,297	33,435	25,297	33,435

	$163,890	$120,431	$163,890	$120,431

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

12. SALE/LEASEBACK TRANSACTION

On March 31, 2006, EFJohnson exercised an option under an existing lease agreement to purchase the facility at 1440 Corporate Drive in Irving, Texas for $3.6 million. Simultaneously, EFJohnson sold the facility to an unrelated party for $4.6 million and EFJ, Inc. executed a 10-year lease for the facility. The aggregate effect of the purchase and sale transactions was a gain of $1.0 million, which was deferred at March 31, 2006, and is recorded in accrued liabilities in the accompanying financial statements and is being amortized over the term of the lease as a reduction of rent expense in general and administrative expenses.

13. RELOCATION OF OPERATIONS

On April 14, 2004, we announced our decision to move EFJohnson’s operations and outsource of its manufacturing, from its facility in Waseca, Minnesota to Irving, Texas. On February 28, 2005, we announced our decision to move our Corporate Headquarters from Washington D.C to Irving, Texas. In relation to these moves, we incurred costs of $0 and $0.9 million, respectively, in the three and nine months ended September 30, 2005.

14. ACQUISITION

On July 10, 2006, we completed a merger resulting in our owning 100% of the equity of 3eTI, which became a wholly-owned subsidiary of EFJ. This merger allows us to increase our product portfolio by adding wireless data and wireless data security products and solutions that expand the addressable market for our company. 3eTI is a provider of customized wireless network centric products and systems to the federal government primarily under government funded SBIR programs; and a provider of wireless data hardware for WiFi and mesh networking and secure software technologies that meet federal standards for securing wireless data networks primarily in the government sectors.

The total consideration paid by EFJ in the merger consisted of $36.0 million in cash, which includes $3.6 million to be held in escrow to indemnify us for any claims under the merger agreement and certain purchase price adjustments. The remaining amount in the escrow account after satisfying indemnification claims and purchase price adjustments, if any, will be distributed to 3eTI’s selling shareholders.

3eTI is included in our Secured Communications segment. The results of 3eTI’s operations have been included in the consolidated financial statements for the third quarter of 2006.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

The table below summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the merger. EFJI is in the process of completing valuations of the tangible and intangible assets, thus the allocation of the purchase price is preliminary and subject to change.

As of September 30, 2006
Net tangible assets acquired	$8,021
Intangible assets subject to amortization	10,420
Intangible assets not subject to amortization	4,330
In-process R&D	1,600
Goodwill	21,093

$45,464

Liabilities assumed	(3,931)
Deferred tax liability	(5,177)

Net assets acquired	$36,356

Intangible assets were purchased as part of the acquisition of 3eTI as further discussed in Note 7. Intangible assets consisting of existing technology, customer relationships, license and covenants not-to-compete are amortized over their useful lives on a straight-line basis. Amortization expense on intangible assets was $0.3 million for the three months ended September 30, 2006. Intangible assets consisting of trademark and trade name and certifications are not subject to amortization, but will be reviewed for impairment at least annually. The goodwill arising from the 3eTI acquisition is not deductible for income tax purposes.

The $1.6 million allocated to in-process R&D in the preliminary purchase price allocation above was written-off in a one time charge to expense following the acquisition and is reflected as a line item on the Statement of Operations for the three and nine months ended September 30, 2006 because at the date of acquisition, the technology feasibility of the acquired technology had not yet been established.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including the following:

•	3eTI’s products are the first, to our knowledge, Federal Information Processing Standards (FIPS) 140-2 validated wireless access points, a requirement for wireless networking products sold to the U.S. government due to Federal Initiatives and DOD Mandate for Secure 802.11i Wireless Data Communication Systems.

•	This validation process ensures compliance with both U.S. and Canadian government security standards established by the U.S. National Institute of Standards and Technology (NIST).

•	3eTI has 12 products covered by 4 FIPS 140-2 certificates and 4 FIPS 197 certificates for AES-based cryptography.

•	We acquired technology in WiFi, WiMAX, Bluetooth, RFID, Intrusion detection & prevention systems & Mobile Mesh which we did not previously own.

•	3eTI’s strategic partnerships and relationships of 3eTI with CISCO and Intel.

The following is supplemental pro forma information presented as if the acquisition of 3eTI had occurred at the beginning of each of the respective periods. The pro forma financial information is not necessarily indicative of our actual results of operations had the 3eTI results been included in our consolidated financial statements for the periods indicated. In addition, the unaudited pro forma financial results do not attempt to project the future results of operations of the combined company.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2006 and 2005

(Unaudited and in thousands, except share and per share data)

The pro forma adjustments for the three months ended September 30, 2006 and 2005 consist of adding 3eTI’s estimated results of operations for the period. The pro forma financial information for both periods presented reflects the following:

•	Additional amortization expense of approximately $0.3 million per quarter related to the estimated fair value of the identifiable intangible assets from the preliminary purchase price allocation.

•	Additional interest expense of $0.2 million per quarter related to the incremental new bank borrowings to fund part of the 3eTI purchase price

•	Additional retention expense of $0.2 million per quarter related to contractual requirements under the merger agreement.

•	The write-off of the in-process R&D of $1.6 million is excluded for this analysis as this was a one time, non-recurring charge to earnings.

•	3eTI transaction expenses of approximately $3.8 million are excluded for this analysis as these were one time, non-recurring expenses.

	Three months ended September 30, 2006		Three months ended September 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$33,502	$33,502	$20,783	$26,419
Net income (loss)	$235	$235	$1,603	$938

Net income (loss) per share:

Basic	$0.01	$0.01	$0.07	$0.04
Diluted	$0.01	$0.01	$0.07	$0.04

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$72,815	$85,882	$64,799	$83,031
Net income (loss)	$1,010	$(197)	$7,141	$5,510

Net income (loss) per share:

Basic	$0.04	$(0.01)	$.37	$0.28
Diluted	$0.04	$(0.01)	$.36	$0.28

14. RELATED PARTY TRANSACTION

In the three and nine months ended September 30 2006, TAMSCO acquired approximately $6.5 million of products from EFJohnson. TAMSCO is a subsidiary of DRS Technologies, Inc. (“DRS”). Since August 1995, Mr. Newman has been the Chairman, President and Chief Executive Officer of DRS. Mr. Newman was appointed a director of EFJI in 2005. Under the terms of the agreement, TAMSCO will acquire approximately $8.1 million of products from EFJohnson. The terms of the transaction between TAMSCO and EFJohnson were negotiated on an arms length basis. The purchase price of the products acquired from EFJohnson were at fair market value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements relate to, among other things, the results of our product development efforts, future sales and expense levels, our future financial condition, liquidity, and business prospects generally, the impact of our relocation of operating facilities, and outsourcing of EF Johnson’s manufacturing on our operating results, perceived opportunities in the marketplace for our products, and our other business plans for the future.

These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks discussed in the 2005 Annual Report on Form 10-K under Item 1A “Risk Factors” and in Part II of this report on Form 10-Q under Item 1A “Risk Factors.” We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason except as required by law.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to our financial condition and results of operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Overview

We design, develop, market and support private wireless communications, including wireless radios and wireless communications infrastructure and systems for digital and analog platforms. We offer encryption technologies for wireless radios. We also provide customized wireless network centric products and systems to the federal government primarily under government funded SBIR programs as well as niche hardware and secure software technologies for the WLAN markets.

We provide our products and systems to homeland security, defense, public safety and public service, commercial users and international markets. Customers for our products and systems include federal, state and local governmental entities, domestic enterprise users, and international entities.

Due to the timing of orders and seasonality, our quarterly results fluctuate. In our private wireless communications segment, we experience seasonality in our results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. The impact of this is primarily realized in the fourth quarter, consistently our strongest quarter. The unpredictable sales cycle of our secured communications products in addition to launching new hardware and secure software for the WLAN market in this segment can also cause variations from quarter to quarter.

Private Wireless Communications

Our private wireless communications segment designs, develops, markets and supports secure wireless radios, wireless communications infrastructure and systems. Our wireless radio offerings are primarily digital solutions designed to operate in both analog and newer digital system environments. Our products and systems are based on industry standards designed to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications.

The private wireless communications industry provides two-way wireless communications through wireless networks, which include infrastructure components such as base stations, transmitters and receivers, network switches and portable and mobile two-way communication radios. Individual users operate portable hand-held radios and vehicular-mounted radios in the private wireless communications system. Utilizing free licensed RF spectrum, the customer owns and operates the private wireless communications system that is networked by linking together the infrastructure components. We develop customer solutions, which leverage the customer’s private wireless system and wireless radios with customer specific or enterprise wide applications.

The majority of revenues in our private wireless communications segment are derived from the sale of wireless radio products. Our federal, state and local governmental agency customers are increasingly demanding interoperable, secured, private wireless communications products and systems. We believe this demand has created opportunities for us as we believe we are positioned to provide these products and systems. As a result, we expect to continue to allocate a portion of our on-going research and development expenditures to infrastructure components and system development efforts. We shipped our first trunked system in the second quarter of 2005.

Secured Communications

Our secured communications segment designs, develops, markets and supports secured communications products. Under our Transcrypt brand, we offer highly secure encryption technologies for analog wireless radios. These products are specifically designed to prevent unauthorized access to sensitive voice communications. We leverage our market position to gain new customers in parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to a digital secured communications system is usually prohibitive. These products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. We have also developed an analog encryption product that uses digital technology in order to obtain higher levels of security and allows for compatibility with our analog encryption product line.

Under our 3eTI brand, we provide customized wireless network centric products and systems. To date, most of our sales have been to the federal government, primarily under government funded SBIR programs. These products and solutions utilize FIPS 140-2 validated wireless products, 802.11 wireless networking (WIFI) solutions, mesh networking, conditions based and location based telematics solutions, and Bluetooth networking solutions. We also offer our products to commercial, non-governmental users.

Sales

Our private wireless communications products and systems are sold domestically through a direct sales force, dealers and manufacturing representatives. We utilize our dealer network to assist in installing, servicing, selling and distributing our products. Our secured communications products are sold through government funded SBIR programs, a select group of dealers and distributors, and through strategic partnering arrangements.

Much of our private wireless business is obtained through submission of formal competitive bids. Our governmental customers generally can specify the terms, conditions and form of the contract. Government business for both segments is subject to government funding decisions and contract types can vary widely, including cost plus, fixed-priced, indefinite-delivery/indefinite quantity, or IDIQ, and government-wide acquisition contracts with the General Services Administration, or GSA, which requires pre-qualification of vendors and allows government customers to more easily procure our products and systems.

Although the majority of our products are shipped to the customer within 90 days from the date the product is ordered and, therefore the revenue from such sales products is recognized within such 90-day period, some product deliveries may span multiple years due to contract delivery requirements. For example, our longer-term system contracts and government services revenues are generated under customer contracts and agreements for which revenue is recorded under the percentage-of-completion method.

Description of Operating Accounts

Revenues. Revenues consist of product sales, services, and government funded research and development services and solutions net of returns and allowances. Longer-term system and government services revenues are recognized under the percentage of completion method.

Cost of Sales. Cost of sales includes costs of components and materials, labor, depreciation and overhead costs associated with the production of our products and services, as well as shipping, royalty, inventory reserves, warranty product costs, and incurred cost under sales contracts.

Gross Profit. Gross profit is net revenues less the cost of sales and is affected by a number of factors, including competitive pricing, product mix, business segment mix, and cost of products and services.

Research and Development. Unreimbursed research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. We expense all unreimbursed research and development costs as they are incurred while all research and development expenses that are reimbursed by our government customers are included as a component of cost of sales.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, product and program management, public relations and trade show participation.

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

Net Interest Income or Expense. Net interest income (expense) consists of interest income earned on cash and invested funds, net of interest expense capital leases and commitment fees on the term note and bank line of credit.

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

Government funded services revenue from cost plus contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee. Revenue from fixed-type contracts is recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenue from time and materials contracts is recognized as costs are incurred at amounts represented by the agreed billing amounts.

Deferred revenues include unearned services provided under systems maintenance contracts. We recognize the fees based upon a straight-line method over the life of the contract.

We periodically review our revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletins 101 and 104, Statement of Position 88-1 and other interpretations, as applicable. In addition, while most of our current products contain software, we believe the software is incidental in the overall context of our products’ features and functionality, therefore, at present we do not use revenue recognition pronouncements applicable to software sales.

Inventories

Inventories are recorded at the lower of cost or market with cost determined by the first-in, first-out, or FIFO, method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products. A significant portion of our inventories is comprised of components and parts on hand to support maintenance of products previously sold. As such, we anticipate utilizing such inventories over extended periods of time. Our obsolescence and lower of cost-or-market accounting policies provide for a periodic adjustment to the carrying value of such inventories. As of September 30, 2006, we had a reserve for obsolescence of $637,000.

Goodwill and Other Intangibles Assets

At least annually, we assess goodwill and tradename, using fair value-based tests. If the respective carrying amount exceeds the fair value, goodwill or tradename are considered to be impaired. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill and present value implied by estimates of future revenues, costs and expenses, other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or tradename may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the goodwill or other intangible assets. For a further discussion of Goodwill and other Intangible Assets, see the discussion under Footnote 7 – Notes to Consolidated Financial Statement.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are provided to the extent that recoverability of tax assets is not considered likely. In determining recoverability of the future tax benefits associated with our deferred tax asset, management takes into account, among other factors, our historical operating results, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings that are based upon a five-year earnings projection, using information currently available, and discounted for risk. If we fail to achieve revenue growth rates or gross margins assumed in the calculation of the deferred tax asset, we may be required to increase our valuation allowance in the future. We intend to complete an analysis of our the deferred tax asset valuation allowances in the fourth quarter. Based on these considerations and completion of this analysis, we anticipate that we may be required to record additional deferred tax valuation allowances in the fourth quarter of 2006.

Long-Lived Assets

We review our long-lived assets, to include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets may not be recoverable. Such circumstances include, but are not limited to:

•	a significant decrease in the market price of the long-lived asset;

•	a significant change in the extent or manner in which the long-lived asset is being used;

•	a significant change in the business climate that could affect the value of the long-lived asset;

•	a current period loss combined with projection of continuing loss associated with use of the long-lived asset; and

•	a current expectation that, more likely than not, the long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We continually evaluate whether events and circumstances have occurred which may indicate that the carrying value may not be recoverable. When such events or circumstances exist, the recoverability of the long-lived asset’s carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may be required to impair these assets.

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. To the extent our estimates used in calculating fair value are adjusted, the amount of compensation costs we would be required to record could change.

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	55.9	58.2	46.8

Gross profit	37.1	44.1	41.8	53.2

Operating expenses:
Research and development	8.8	12.8	11.9	17.1
Sales and marketing	8.4	11.8	10.3	11.9
General and administrative (1) (2)	13.9	12.7	17.0	13.7
Amortization of intagnibles	0.9	0.0	0.4	0.0
In-Process R&D Expense	4.8	0.0	2.2	0.0

Total operating expenses	36.8	37.3	41.8	42.7

Income (loss) from operations	0.3	6.8	0.0	10.6
Interest income (expense) – net	0.4	1.0	1.4	0.5
Other income (expense)	0.0	0.0	0.0	0.0

Income before income taxes	0.7	7.7	1.4	11.0
Income tax provision	—	—	—	—

Net income	0.7%	7.7%	1.4%	11.0%

(1)	Includes non-cash equity compensation (benefit) expense of 1.3% and 1.7% in the three and nine months ended September 30, 2006, respectively, and 0.9% and (0.5)% in the three and nine months ended September 30, 2005, respectively.
(2)	Includes facility move costs of 0% and 1.4% in the three and nine months ended September 30, 2005, respectively.

Comparison of the Three and Nine months ended September 30, 2006 and 2005

Revenues. For the three months ended September 30, 2006, our revenues increased $12.7 million, or 61%, to $33.5 million as compared to $20.8 million for the same period in 2005. For the three months ended September 30, 2006, the private wireless communications segment revenues were $21.7 million, or 65% of our total revenues, as compared to $17.2 million or 83% of our total revenues for the three months ended September 30, 2005. For the three months ended September 30, 2006, revenues from the secured communications segment comprised $11.8 million, or 35% of our total revenues, as compared to $3.5 million or 17% of our total revenues for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, our revenues increased $8.0 million, or 12%, to $72.8 million as compared to $64.8 million for the nine months ended September 20, 2005. For the nine months ended September 30, 2006, the private wireless communications segment revenues were $49.4 million, or 68% of our total revenues, as compared to $42.6 million, or 66% of our total revenues, in the nine month ended September 30, 2005. For the nine months ended September 30, 2006, revenues from the secured communications segment were $23.5 million, or 32% of our total revenues as compared to $22.2 million, or 34% of our total revenues in the nine months ended September 30, 2005.

For the three months ended September 30, 2006, private wireless communications revenues increased by $4.5 million to $21.7 million as compared to $17.2 million for the three months ended September 30, 2005. This 26% increase reflects increased subscriber product shipments relating to a long-term supply contract and also system shipments to a U.S. Government customer. The system sales made in the three months ended September 30, 2006 included a sale of $6.5 million, which was made through a related party transaction on an arm’s length basis. For the nine months ended September 30, 2006, private wireless communications revenues increased by $6.8 million to $49.4 million as compared to $42.6 million for the nine months ended September 30, 2005. This increase reflects the second and third quarters of subscriber product shipments relating to a long-term supply contract and also system shipments to a U.S. Government customer, partially offset by the supply chain issue which resulted in decreased product shipments in the three months ended March 31, 2006.

For the three months ended September 30, 2006, secured communications revenues increased by $8.2 million to $11.8 million as compared to $3.5 million for the three months ended September 30, 2005. This 232 % increase reflects increased product shipments to a Middle East customer and product shipments to a new U.S. Government customer during the third quarter of 2006. Additionally, revenues from our government services contracts and secure WLAN products provided additional revenues in the third quarter of 2006 of $4.8 million as a result of the 3eTI acquisition. For the nine months ended September 30, 2006, secured communications revenues increased by $1.2 million, or 5%, to $23.5 million as compared to $22.2 million for the nine months ended September 30, 2005. This increase was driven by additional government services contracts and secure WLAN products revenue in the third quarter of 2006 of $4.8 million, offset by a decline in product shipments to a customer in the Middle East.

Gross Profit. For the three months ended September 30, 2006, our gross profit increased by $3.3 million, or 36%, to $12.4 million as compared to $9.2 million for the same period in 2005. For the three months ended September 30, 2006, gross profit as a percentage of revenue, or what we also refer to as our gross margin, was 37% as compared to 44% for the same period in 2005. For the nine months ended September 30, 2006, gross profit decreased by $4.0 million, to $30.5 million as compared to $34.5 million for the same period in 2005. For the nine months ended September 30, 2006, gross margin decreased to 42% from 53% for the same period of 2005. The lower margins for the three months and nine months ended September 30, 2006 were due to the combination of the amount of revenue produced by each of our segments and the lower margins for the private wireless communications segment.

For the three months ended September 30 2006, gross profit for the private wireless communications segment decreased by $1.4 million, or 23%, to $4.5 million as compared to $5.9 million for the same period for 2005. For the three months ended September 30, 2006, gross margin for the private wireless communications segment was 21% as compared to 34% for the same period in 2005. The private wireless communications gross margin for the third quarter of 2006 was negatively impacted by lower gross margins on third party products included in a large system sale made to a U.S. Government customer as well as inventory adjustments made in the third quarter of 2006 of approximately $0.8 million associated with a materials overhead adjustment. For the nine months ended September 30, 2006, gross profit for the private wireless communications segment decreased by $2.1 million, or 14% to $12.7 million as compared to $14.9 million for the same period for 2005. For the nine months ended September 30, 2006, gross margin for the private wireless communications segment was 26% as compared to 35% for the same period in 2005. Gross margin for the private wireless communication segment for the first nine months ended September 30, 2006 was impacted by reduced shipments in the first quarter of 2006 and margins on short-term system sales with large third party content in both the second and third quarters which were below the margin level we have historically achieved. We believe that our consolidated gross margins in the fourth quarter may be less than those reported for the nine months ended September 30th impacted primarily by lower margins in our Secured Communications segment.

For the three months ended September 30, 2006, gross profit for the secured communications segment increased by $4.6 million, or 143%, to $7.9 million from $3.3 million in the same period in 2005. For the three months ended September 30, 2006, gross margin for the secured communications segment was 67% as compared to 92% for the first three months of 2005. This decrease was primarily due to adding new lower margin revenues from government services contracts and secure WLAN products. For the nine months ended September 30, 2006, gross profit decreased by $1.9 million, or 10%, to $17.7 million as compared to $19.6 million in the same period of 2005. For the nine months ended September 30, 2006, gross margin for the secured communications segment was 76% as compared to 88% for the first nine months of 2005. This decrease was a result of adding new lower margin revenues from government services contracts and secure WLAN products as a result of the 3eTI acquisition.

Research and Development. Research and development expenses increased by $0.3 million, or 10%, to $2.9 million in the three months ended September 30, 2006 from $2.7 million for the same period in 2005. Research and development expenses were 9% of revenues in the third quarter of 2006, as compared to 13% for the same period in 2005.

For the nine months ended September 30, 2006, research and development decreased by $2.4 million, or 21%, to $8.7 million from $11.1 million for the same period in 2005. For the nine months ended September 30, 2006, research and development expenses were 12% of revenues as compared to 17% for the same period of 2005. The decrease in research and development for the nine months ended September 30, 2006 quarter was the result of lower research and development expenditures in the private wireless communications segment. The decrease was due primarily to the significant development expenditures incurred in the nine months ended September 30, 2005 relating to our wireless communications replacement RF module, the integration of the module into our radios, and the resources required to finalize releases of our conventional and trunking infrastructure products.

Sales and Marketing. For the three months ended September 30, 2006, Sales and marketing expenses increased by $0.3 million, or 14%, to $2.8 million as compared to $2.5 million for the same period in 2005. As a percentage of revenue, sales and marketing expenses decreased to 8% of revenues for the three months ended September 30, 2006 as compared to 12% of revenues for the same period of 2005. This decrease as a percent of revenues reflects lower commission rates on certain private wireless communication revenues in the third quarter of 2006. For the nine months ended September 30, 2006, sales and marketing expenses decreased by $0.2 million, or 3%, to $7.5 million as compared to $7.7 million for the same period in 2005. As a percentage of revenue, sales and marketing expenses decreased to 10% of revenues as compared to 12% of revenues for the same period of 2005.

General and Administrative. For the three months ended September 30, 2006, general and administrative expenses increased by $2.3 million, or 88%, to $5.0 million as compared to $2.6 million for the same period in 2005. For the three months ended September 30, 2006, general and administrative expenses, as a percentage of revenue, increased to 15% as compared to 13% for the same period in 2005. For the nine months ended September 30, 2006, general and administrative expenses increased by $3.8 million, or 43%, to $12.7 million as compared to $8.9 million for the same period of 2005. For the nine months ended September 30, 2006, general and administrative expenses, as a percentage of revenue, increased to 17% as compared to 14% for the same period in 2005.

Included in general and administrative expenses in the three and nine months ended September 30, 2006 were $0.4 million and $1.3 million, respectively, related to equity compensation expense recorded upon our adoption of SFAS 123R. In the three and nine month ended September 30, 2005, we recorded an expense of $0.2 million and benefit $0.3 million, respectively, related to the variable repricing of certain stock options. The variable repricing of these options was discontinued upon our adoption of SFAS 123R. General and administrative expenses include amounts for equity compensation expense and compliance with Section 404 of the Sarbanes-Oxley Act.

Additionally, in the three and nine months ended September 30, 2006, general and administrative expenses include $0.3 million of amortization expense for newly acquired identified intangibles assets associated with the 3eTI acquisition, $0.2 million associated with retention expense as required under the 3eTI acquisition agreement, and approximately $1.2 million general and administrative expense of 3eTI.

In-Process Research and Development Expense. For the three and nine months ended September 30, 2006, we recorded a one time charge of $1.6 million for in process research and development expenses associated with the acquisition of 3eTI. The technologies underlying the in-process research and development charge are based on two primary complex development efforts neither of which had reached technology feasibility at the date of acquisition. Both technology efforts are expected to be fully developed and released as products to meet the needs of different groups of customers either on a stand alone basis or as an integral part of a solutions offering. We anticipate that approximately $2.5 million in 2006 and 2007 will be incurred to complete these efforts and that revenue generating activities will begin in late 2007. A portion of these costs may be funded under ongoing government funded initiatives of the company.

Amortization of Intangibles. For the three and nine months ended September 30, 2006, we recorded $0.3 million of amortization associated with the intangibles acquired in the 3eTI acquisition. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis.

Net Interest Income/Expense. Net interest income/(expense) decreased by $.08 million to $0.1 million for the three months ended September 30, 2006 from $0.2 million for the same period in 2005. Net interest income increased by $0.7 million to $1.0 million in the nine months ended September 30, 2006 from $0.3 million for the same period in 2005.

Other Income/Expense, Net. Net other income/(expense) was $0.0 million for the three and nine months ended September 30, 2006 and 2005.

Provision for Income Taxes. The provision for income taxes was zero for three and nine months ended September 30, 2006 and 2005.

Based on a number of factors occurring during the third quarter of 2006 including the acquisition of 3eTI, we intend to prepare an analysis of our deferred tax asset valuation allowances in the fourth quarter of 2006 upon completion of our detail budget analysis. In determining recoverability of the future tax benefits associated with our deferred tax asset, management plans to consider, among other factors, our historical and projected operating results in our private wireless and secured communication segments, our current and expected customer base and technological and competitive factors impacting our current products. Management’s analysis estimates are based on five-year earnings projection, using information currently available, and discounted for the risk of future earnings. Based on these considerations and completion of this analysis, the company anticipates that it may be required to record additional deferred tax valuation allowances in the fourth quarter of 2006.

Additionally, during the third quarter, the Company recorded the preliminary purchase price allocation adjustments associated with the acquisition of 3eTI. As a result of the entries, the company recorded a net deferred tax liability of $5.2 million. The effect of recording these deferred tax liabilities will be considered in the analysis of the deferred tax valuation allowances in the fourth quarter of 2006.

Net Loss/Income. Net income for the three months ended September 30, 2006 decreased $1.4 million to net income of $0.2 million from net income of $1.6 million in the same period for 2005. As a percent of revenues, the net income was (1%) of revenues in the third quarter of 2006 compared to 8.0% of revenues in the third quarter of 2005. For the first nine months of 2006, net income was $1.0 million (1% of revenues) as compared to net income of $7.1 million (11% of revenues) for the first nine months of 2005.

Liquidity and Capital Resources

On August 24, 2005 we completed the sale of 6,900,000 shares of our common stock for $45.6 million. In support of this transaction, we incurred $0.6 million in costs which were offset against the proceeds from the sale, for a net increase to Paid in Capital of $45.0 million.

In connection with the acquisition of 3eTI the total consideration paid by EFJ consisted of $36.0 million in cash, which includes $3.6 million to be held in escrow to indemnify EFJ for any claims under the Agreement. The acquisition was funded from $21 million in cash and a $15 million term loan under an amended credit facility (see Secured Line of Credit below).

We amended our line of credit agreement with Bank of America in July 2006 to include a revolving line if credit of up to $15.0 million and a term loan of $15.0 million. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 125 basis points at September 30, 2006.

Following the renegotiation of this agreement, the $15.0 million term loan was fully funded and used to finance the acquisition of 3e Technologies International, Inc. No borrowings have been made on the revolving line of credit.

Based upon our current level of operations, we expect that our available cash, financing and cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

Net cash from operating activities. Our operating activities provided / (used) cash of $7.8 million and $(3.0) million in the nine months ended September 30, 2006 and 2005, respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During the first nine months of 2006, we collected $83.6 million of billed receivables which effectively increased cash from operating activities by $10.7 million. Additionally, $51.8 million was used to purchase inventories and $23.7 million was used for other operating expenses. Inventory purchases were higher than in the prior year due to projected increases in sales in our Private Wireless segment and inventory increases related to the acquisition of 3eTI. Additionally, the inventory balances have increased at September 30, 2006 due to business mix changes which resulted in inventory utilization patterns that were different than projected in the Private Wireless segment during the year. Accounts payables were increased at September 30, 2006 primarily due to specific payables associated with the large system sale which occurred at the end of the quarter for payments on third party equipment.

During the first nine months of 2005, we collected $65.2 million of billed receivables which increased cash from operating activities by $0.7 million. During the nine months ended September 30, 2005, $41.5 million of cash was used to purchase inventories and $26.2 million was used for other operating expenses.

Net cash from investing activities. During the nine months ended September 30, 2006 and 2005, investing activities used $37.9 million and $1.7 million, respectively. In July 2006, $36.0 million was used to acquire 3e TI as described above and in footnote 14. On March 31, 2006, $3.6 million was used to purchase and $4.6 million was provided from the sale of the EFJohnson facility in Irving, Texas. During the nine months ended September 30, 2006, $3.1 million was used to purchase other property, plant and equipment compared to $2.2 million used to acquire property, plant and equipment in the same period in 2005.

Net cash from financing activities. Financing activities provided $15.4 million and provided $45.4 million during the nine months ended September 30, 2006 and 2005, respectively. In July 2006, financing activities provided $15.0 million through the issuance of a term note as noted above.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total undrawn balance of $0.3 million on September 30, 2006. Performance and bid bonds, which expire on various dates, totaled $1.0 million at September 30, 2006. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2006.

Secured line of credit. We amended our line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million (“Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 125 basis points at September 30, 2006.

Following the renegotiation of this agreement, the $15.0 million term loan was fully funded and used to finance the acquisition of 3e Technologies International, Inc. No borrowings have been made on the revolving line of credit.

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

On July 19, 2006, we entered into an interest rate swap agreement which effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, EFJ will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan.

We were in compliance with all financial and negative covenants of the loan agreement at September 30, 2006. At September 30, 2006, we had no amounts outstanding on the revolving line of credit, and the total available line of credit was $14.7 million.

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

Backlog. Our backlog of unfilled orders at September 30, 2006 was $62.2 million, compared to a backlog of $62.3 million at December 31, 2005 and $14.2 million at September 30, 2005. Our secured communications products typically have a relatively short period until such backlog orders are fulfilled. In contrast, our private communications products and government services contracts typically have a relatively longer period until such backlog orders are fulfilled due to customer system integration and contract delivery requirements, which may span multiple years.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments consist of cash, cash equivalents, short- and long-term investments, trade accounts receivable, accounts payable and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. As of September 30, 2006, we had an investment portfolio of short-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts. Due to the short duration of our investment portfolio, a hypothetical 1% change in interest rates would not be material to our financial condition or results of operations.

Although all of our sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic and political conditions, such as that recently experienced in Asia and in Latin America, could result in lower revenues for us. While many of our international sales are supported by letters of credit or cash in advance, the purchase of our products by international customers presents increased risks, which include:

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

Export of our products is subject to the U.S. Export Administration regulations and some of our secured communications products require a license or a license exception in order to ship internationally. We cannot assure that such approvals will be available to us or our products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products, persons or countries for which export approval is required. Our inability to obtain required export approvals would adversely affect our international sales, which would have a material adverse effect on us. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international secured communications market. We cannot predict the impact of these factors on the international market for our products.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) reviewed and evaluated our disclosure controls and procedures, as defined in Rule 240.13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the fiscal year 2005, we designed, developed, and implemented new/modified control procedures associated with inventory costing, purchasing, shipping, and receiving with our outsource manufacturing providers. In response to the increased risk imposed by these changes, we increased the nature and extent of analytical review and analysis of the accounts impacted by these changes. In addition, we initiated investigations to evaluate and correct process controls and transaction processing as deemed necessary. Further, we planned and executed a full physical inventory count and cost review of specific inventory segments impacted by the specified risks and coordinated with our Internal Audit group to conduct special process audits to help identify critical control points.

In the quarter ended September 30, 2006, we continue to improve both internal and operational controls over physical inventories by including routine cycle count processes in our procedures. We will be performing a physical inventory count in the fourth quarter.

During the quarter ended September 30, 2006, we improved controls associated with the account reconciliation and review process to further ensure that all significant account balances have been reconciled, as necessary, prior to release of financial statements in external reports. We intend to continue to enhance our internal controls associated with these processes. Specifically, we are subjecting certain account reconciliations to multiple levels of reviews and including more analytical assessment as part of the reconciliation process. In preparation of our financial statements as of and for the period ended September 30, 2006, management believes that our internal controls over these processes are operating and effective.

There were no other changes in our internal controls over financial reporting during the quarter ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1A. RISK FACTORS

Risk Factors Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Item 1A of our annual report on Form 10-K for fiscal year 2005 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in Item 1A of our Form 10-K.

Our reliance on third-party suppliers poses significant risks to our business and prospects.

We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies, and certain RF modules, on a sole or limited source basis to third-party suppliers, including third-party suppliers located in foreign countries. We use contract manufacturers to assemble our components for all of our systems, in many cases on a sole or limited source basis. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers.

For example:

•	if a supplier fails to provide components that meet our specifications in sufficient quantities, then production and sale of our products would be delayed or otherwise adversely affected;

•	if a reduction or an interruption in the supply of our components should occur, either because a supplier fails to provide parts on a timely basis, a supplier provides parts that later prove to be defective or a single-source supplier elects to no longer provide those components to us, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components or we may not be able to redesign such components;

•	if we were unable to locate a supplier for a key component, we may be unable to identify an alternative component and therefore may be unable to complete and deliver our products;

•	one or more suppliers could make strategic changes in their product offerings, which might delay delivery, suspend manufacturing or increase the cost of our components or systems;

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies that could result in the interruption or termination of the supply of critical components; and

•	some of our suppliers are located in foreign countries which may be subject to economic or political uncertainty.

Our products must meet demanding specifications and must perform reliably in order to meet acceptance criteria. As previously reported, in the quarter ended March 31, 2006, we incurred delays in the receipt of key components for our radio subscriber product line, which delayed product shipments and acceptances. The delays in product shipments and acceptances adversely affected our March 31, 2006 revenues and margins, and may continue to do so.

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

A substantial portion of our revenues is dependent upon continued funding of federal government agencies, as well as continued funding of the programs targeted by us. In addition, a portion of our revenue is dependent upon our 3eTI subsidiary obtaining and maintaining a facilities security clearance. U.S. government contracts are subject to termination at the convenience of the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government’s requirements. Further, our contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government that may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. In addition, when we act as a subcontractor, the failure or inability of the prime contractor to perform its prime contract may result in an inability to obtain payment of fees and contract costs.

We are in the process of extending our General Service Administration, or GSA, contract. We are unable to predict the outcome of this process. In the event we are unable to extend our GSA contract, our revenues would be negatively impacted.

In addition, government contract awards can be contested by other competing contractors, which may result in delays in the commencement of our performance and receipt of payments for our work under such contracts.

U.S. government contracts are dependent upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on our operating results. In addition, when we act as a subcontractor, the failure or inability of the prime contractor to perform its prime contract may result in an inability to obtain payment of fees and contract costs incurred by us.

These or other factors could cause federal government agencies to shift their spending priorities, reduce their purchases under contracts, to exercise their right to terminate contracts, or exercise their right not to renew contracts, all of which may limit our ability to obtain or maintain contract awards. Any of the aforementioned actions above could adversely affect our revenues and cash flows.

We may not successfully integrate or realize the intended benefits of our recent acquisition.

We acquired 3e Technologies International, Inc. (“3eTI”) in July 2006. The success of this acquisition will depend, among other matters, on our ability to:

•	retain, motivate and integrate the acquired personnel;

•	integrate business development efforts;

•	integrate multiple accounting and information systems;

•	integrate certain of the acquired technology with our existing products and services;

•	integrate geographically separate facilities; and

•	continue to secure U.S. government contracts for both revenues and research and development.

We may encounter difficulties in integrating our operations and products with those of 3eTI. We may not realize the benefits that we anticipated when we made this acquisition. Our failure to successfully integrate our operations and products with those of 3eTI could seriously harm our business, operating results and financial condition. The diversion of our attention to the integration effort and any difficulty encountered in combining operations could cause the interruption of, or a loss of momentum in, the activities of our business.

We may be required to increase our valuation allowance relating to our Deferred Tax Assets .

If we fail to achieve revenue growth rates or gross margins assumed in the calculation of our deferred tax assets, we may be required to increase our valuation allowance in the future, resulting in an additional expense. The change in the valuation may have a material impact on our fourth quarter and year end 2006 results. We anticipate conducting an analysis of our ability to utilize our deferred tax assets in the fourth quarter of 2006. If we do not achieve sufficient domestic federal taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire. Additionally, we plan to further analyze 3eTI’s tax position in the fourth quarter of 2006, the deferred tax valuation allowances and purchase allocation amounts to goodwill maybe impacted as a result of this analysis.

We May Make Future Acquisitions That May Not Be Successful.

In the future, we may acquire or merge with additional business that could complement or expand our business. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, record goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses that could materially harm our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

•	higher than estimated acquisition expenses;

•	difficulties in successfully assimilating the operations, technologies and personnel of the acquired company;

•	difficulties in continuing to develop the new technologies and deliver products to market on time;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no, or limited, direct prior experience;

•	the risk that the markets for acquired products do not develop as expected; and

•	the potential loss of key employees and customers as a result of the acquisition.

We are subject to government regulation, which may require us to obtain additional licenses and could limit our ability to sell our products outside the United States.

The sale of certain of our products outside the United States is subject to compliance with the United States Export Administration Regulations and the International Traffic in Arms Regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to export such products or to generate revenues from the sale of our products outside the United States, which could have a material adverse effect on our business, financial condition and results of operations. Compliance with government regulations also may subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

In order to sell our products in European Union countries, we must satisfy certain registrations and technical requirements. If we were unable to comply with those requirements with respect to our products, our sales in foreign countries could be restricted which could have a material adverse effect on our business.

Our Loan Agreement contains covenants that require us to achieve, maintain or satisfy certain criteria.

The loan agreement with Bank of America, N.A. governing our revolving loans and term loan contains certain covenants regarding limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the loan agreement contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. Failure to comply with any of these covenants could constitute an event of default that would permit the lender to accelerate the loans upon their occurrence, which could have a material adverse effect on our operating results and cashflows.

We cannot assure that we will be able to achieve, maintain or satisfy these covenants.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In conjunction with the Company’s acquisition of 3e Technologies International, Inc. in July 2006, the Company entered into offer letters of employment with Messrs. Chih-Hsiang Li and Steven Chen. Pursuant to such letters, Messrs. Li and Chen agreed to acquire with a portion of the cash acquisition proceeds from the Company 46,704 shares and 113,059 shares, respectively, of the Company’s $0.01 par value common stock at a purchase price of $6.11 per share which was the closing price of such stock on July 10, 2006, the date of the closing of the 3eTI acquisition. The shares were sold for an aggregate price of $976,152. Such shares of common stock were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended. Based on the facts known to the Company and the representations and warranties made to the Company by them, the Company believes that Messrs. Li and Chen are sophisticated investors and have relied on this fact in issuing the securities under the exemption from registration provided under Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2006 annual meeting of stockholders was held on August 25, 2006 at The Tower Club, 8000 Towers Crescent Drive, Vienna, VA 22182 to vote on the election of two (2) directors to serve until the annual stockholder’s meeting in 2009 and until their respective successors are duly elected and qualified.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act, as amended, and there was no solicitation in opposition to the Company’s solicitation. The holders of record of an aggregate of 23,969,965 shares of the Company’s common stock, out of 25,827,915 shares outstanding on the record date (July 18, 2006) for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for director were elected, with voting as detailed below:

	For	Withheld
Edward H. Bersoff	22,565,484	1,404,481
Winston J. Wade	23,278,511	691,454

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
10.1	Amendment to Employment Agreement (filed as Exhibit 10.1 to the Form 8-K filed on Oct. 31, 2006)

10.2	Form of the Company’s Incentive Stock Option Agreement (filed as Exhibit 10.2 to the Form 8-K filed on Oct. 31, 2006)

10.3	Form of the Company’s Non-Statutory Stock Option Agreement (filed as Exhibit 10.3 to the Form 8-K filed on Oct. 31, 2006)

10.4	Agreement between Massoud Safavi and EFJ, Inc. (filed as Exhibit 99.2 to the Form 8-K filed on Sept. 9, 2006)

11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2006

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2006

32.1	Written certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Written certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: November 6, 2006	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)