Form 10-K
period 2006-12-31
EFJ INC
filed 2007-03-07
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(972) 819-0700

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

Name of Each Exchange on Which Registered:

The Nasdaq Stock Market. LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

On March 1, 2007, 26,030,067 shares of EFJ, Inc. common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant’s definitive Proxy Statement to be filed on or before April 30, 2007 in connection with the Registrant’s 2007 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, may contain forward-looking statements that involve risks, uncertainties, and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of EFJ, Inc. and its consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of earnings, revenue, expenses, liquidity, or other financial items; future sales levels and customer confidence; any statement of the plans, strategies, and objectives of management for future operations; any statements concerning developments, performance, or market share relating to products or services; any statements regarding future economic conditions; any statements regarding pending claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include macroeconomic and geopolitical trends and events; the outcome of pending legislation; the execution and performance of contracts by suppliers and customers; employee management issues; the challenge of managing asset levels, including inventory; the difficulty aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" set forth in this Report, and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this Report. We assume no obligation and do not intend to update these forward-looking statements except as required by law.

PART I

ITEM 1.	BUSINESS

General

EFJ, Inc. is a provider of secure wireless technologies primarily for the homeland security marketplace. Through our private wireless division, we design, develop, market and support private wireless communications, including wireless radios and wireless communications infrastructure and systems for digital and analog platforms. In addition and through our secured communications division, we offer encryption technologies for wireless voice, video and data communications and we also design, develop, market and support secure wireless networking solutions that include Wi-Fi products, mesh networking, access points, and client infrastructure products. We provide our products and services to homeland security, defense, public safety and public service, international markets and business and industrial customers. We leverage our software and engineering expertise in radio frequency, or RF, applications to provide first responders, such as police, fire and other emergency personnel secure, highly-reliable wireless radios and systems. The adoption of new digital products and systems is being accelerated by the Federal Communications Commission (“FCC”), mandate for narrowband efficiency as well as the need for interoperable communications and information systems related to homeland security.

Available Information

The address of our principal executive office is 1440 Corporate Drive, Irving, Texas 75038, and our telephone number is (972) 819-0700. Our website address is http://www.efji.com. We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (SEC). Such reports and other information can be inspected and copied at the Public Reference Room of the SEC, located at 100 F Street N.E., Washington D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material also may be accessed electronically by means of the SEC’s home page on the Internet at http://www.sec.gov or at www.efji.com.

We provide free of charge on our web site, under the heading “Investor Relations,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

The corporate governance information on our web site includes our Code of Ethics and Business Conduct for all employees of EFJ, Inc. These corporate governance documents can be accessed by visiting our web site and clicking on the “Our Company” link followed by the “Code of Business Conduct & Ethics” link.

Our Business Segments

Private Wireless Communications

Through EFJohnson, our private wireless communications division segment, we design, develop, market and support wireless radios and wireless communications infrastructures and systems. Our wireless radio offerings are primarily digital solutions designed to operate in both analog and digital wireless radio system environments. Our products and systems are based on industry standards utilizing Voice over Internet Protocol (“VoIP”) technology and are designed to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications. We sell private wireless communications products and systems primarily to domestic governmental entities, such as the Departments of Defense and Homeland Security, as well as state and local governmental agencies.

We also have significant license rights that allow us to sell private wireless communications products that are compatible with the large installed base of analog wireless radios, infrastructure and proprietary systems as well as networks that will utilize the next generation of public safety technology. We believe there is a strong commitment by the federal government to improve homeland security by providing first responders with secure and interoperable communications. Government agencies are currently mandating secure and interoperable compliant digital wireless communications systems to replace the existing proprietary analog systems. We understand that the federal government, which typically provides the funding for such wireless systems, and to a lesser extent, state governmental agencies, have made appropriations for such future systems a top priority.

Secured Communications

Through Transcrypt, one of our secured communications division subsidiaries, we design, develop, market and support secured communications encryption technologies for analog wireless radios. Our secured communications segment leverages our leading market position to gain new customers in parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to a digital secured communications system is prohibitive. Our secured communications products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. Terrorist threats, political unrest and military conflicts drive the need for more secured communications. We are developing other solutions, such as our digital encryption product for certain analog and digital wireless radios, to obtain higher levels of security and that allows for compatibility with our analog encryption product line.

Through 3eTI, which we acquired on July 10, 2006, also in our secured communications division, we design, develop, market and support wireless networking solutions that are customized to a client’s security challenges and voice, video and data communication needs. The company designs and manufactures secure Wi-Fi products, including mesh network, access point, bridge, and client infrastructure products, as well as security software. We also provide sensor networking solutions, through our InfoMatics® middleware, which enables sensors and databases to communicate data to pertinent personnel for command and control applications in near real-time. All 3eTI products are integrated into solutions that get information to essential users so they may securely, reliably and cost-effectively utilize communications to meet Federal and military customer’s force protection/anti-terrorism mission requirement and corporate needs. 3eTI specializes in secure government wireless broadband solutions and has achieved many firsts in wireless technology, including the first validated Federal Information Processing Standards (“FIPS”) 140-2 Layer 2 access point. In 2006, 3eTI became the first wireless supplier to receive National Information Assurance Partnership (“NIAP”) Evaluation Assurance Level 2 Common Criteria Validation (“Common Criteria”) for its wireless LAN access point and client software.

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

Earlier wireless communications devices utilized conventional systems. Conventional systems use a single channel to transmit and receive information. All users have unrestricted access, and the user must monitor the system and wait until the channel is unoccupied to make a call. The technology later evolved to what is now referred to as a trunked system. Trunked systems combine multiple channels so that an unoccupied channel is automatically selected when a user begins transmitting, allowing for increased usage of the same amount of licensed radio spectrum. With the development of digital wireless radios and trunked systems, the industry has a choice between conventional and trunked systems. The availability of new features, channel allocations and available frequency band is driving many customers to trunked technology. More recently, electronics manufacturers developed spectrally efficient or narrow bandwidth, digital communications devices.

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

Technical Standards

Many federal, state and local agencies operate wireless radio equipment that complies with specifications established by the Association of Public Safety Communications Officials International, Inc. (“APCO”). APCO is the world’s largest not-for-profit professional organization dedicated to the enhancement of public safety communications. APCO has more than 16,000 members around the world, and it serves the people who manage, operate, maintain, and supply the communications systems used to safeguard the lives and property of citizens. The APCO 16 standard, established in 1979, includes recommendations for 800 MHz transmissions, analog voice modulations and trunking functions for use of the RF spectrum. However, the APCO 16 recommendations permitted development of proprietary systems. As a result, three proprietary APCO 16 technologies evolved in the market, Motorola’s SmartNet®/SmartZone®, TYCO International’s EDACS®, and our Multi-Net®, with Motorola establishing the dominant market position. The establishment of proprietary systems effectively eliminated competition severely hampering interoperability and market choice. Consequently, APCO focused on a more comprehensive standard that would emphasize interoperability.

In 1995, APCO promulgated a new recommended standard known as Project 25. Project 25 specifies features and signaling for narrow band digital voice and data with conventional and trunking modes of operation. The Telecommunications Industry Association (“TIA”), participated in the development of these standards, following an industry-sanctioned accredited process. Project 25 was structured to specify details of fundamental wireless radio communications to allow multi-source procurement and interoperability of Project 25 systems.

The Project 25 standard has been adopted by the National Telecommunications and Information Administration (“NTIA”) of the Department of Commerce. NTIA controls wireless radio specifications for the federal government and has specified a conversion to narrowband by January 1, 2008. Several U.S. government agencies, including the Departments of Defense, Homeland Security, Interior, Justice and Treasury, have specified a Project 25 requirement for procurements of new wireless radio equipment. Although, state and local public safety agencies are not currently required by the FCC or NTIA to purchase Project 25 compliant wireless radio systems or otherwise adopt the Project 25 standard, Project 25 compatibility is a key purchasing factor for state and local public safety and public service wireless radio buyers. Due to the FCC mandate for narrowband communications, the demand for Project 25 wireless radio systems is expected to significantly increase.

During 2005, the FCC enacted regulatory changes to reallocate portions of the 800 MHz frequency band. The reallocation was designed to alleviate interference problems experienced by some public safety, business, and industrial users which were caused by commercial systems, most notably Sprint / Nextel. The resulting regulatory changes will consolidate all public safety users into one portion of the 800 MHz frequency band, and move the commercial systems to a different portion of the RF spectrum. The resulting frequency transition will impact many of the public safety users, who must transition their radio systems into a different portion of the frequency band. We expect these transitions will result in challenges supporting existing customers in rebanding their equipment, as well as opportunities to upgrade the customers’ equipment.

Secured Communications

Our secured communications division provides products and services in a variety of industry segments. Our analog encryption industry segment originated from the need to secure sensitive wireless military communications. By the late 1970s, these devices became economically feasible for non-military government users, such as police, fire, emergency personnel and large commercial users, such as transportation, construction and oil companies. The secured communications industry is generally comprised of products designed to protect the transmission of sensitive voice and data communications. Without such protection, many forms of electronic communications, telephone conversations and remote data communications are vulnerable to interception and theft.

Wireless communications can be transmitted through either analog or digital modulation technology. Analog transmissions typically consist of a voice or other signals modulated directly onto a continuous radio wave. An analog transmission can be made secure by scrambling the original signal at the point of transmission, and reconstituting the original signal at the receiving end. Digital transmissions can be made secure by a process known as encryption, which utilizes a mathematical algorithm to rearrange the bit-stream prior to transmission and a decoding algorithm to reconstitute the transmitted information back into its original form at the receiving end. The use of scrambling and encryption equipment is required on both the transmitting and receiving sides of communications to operate in secure mode. However, most wireless radio encryption products can be used in the clear, non-scrambled mode to communicate with equipment that does not contain a corresponding security device.

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

With the addition of 3eTI into our secured communications division, we have expanded our product portfolio by adding wireless data and wireless data security products and solutions that increase the addressable market for our company. Our WLAN solutions are based on the 802.11 (Wi-Fi) family of WLAN standards, as well as other emerging wireless standards such as Bluetooth and WiMAX. Our software security technologies that meet federal standards for securing wireless data networks primarily in the government sectors for WLAN solutions.

The use of validated cryptographic modules is required by the U.S. government for all unclassified uses of cryptography. The government of Canada also recommends the use of FIPS 140 validated cryptographic modules in unclassified applications of its departments. FIPS 140-2 and Common Criteria are both widely used government security standards which have become a growing concern in today’s security market. FIPS 140-2 applies to products that contain cryptography and are sold to governments and financial institutions.

Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the opportunities we see in our industry.

Technical and Industry Expertise—We have significant software experience in software security for wireless voice, video and data public safety radio networks. Our next generation public safety radio network solutions are scalable, allowing our customers to implement a network that can grow as their wireless system needs change. Our research and development efforts are focused on integrating voice, video and data interconnectivity between wireless sites by applying standard internet protocol switching techniques. We leverage our engineering and technical expertise to address the specific needs of our customers and developments in our market. We are an industry standards leader within APCO, TIA, and the Institute of Electrical and Electronics Engineers, Inc. (“IEEE”) providing significant support by chairing committees and working groups formulating the standards.

Our technical expertise has enabled us to improve our core technologies and incorporate them into our new products more quickly and with relatively lower development costs due to our ability to build these platforms mainly based on open industry standards and software based radios. We have been first to market with a number of products that meet Federal Information Processing Standards (“FIPS”) for securing wireless data protocols and we were the first wireless supplier to have a wireless LAN Access Point and client software receive (“NIAP”) Evaluation Assurance Level 2 Common Criteria Validation. In addition, certain of our equipment has been validated to FIPS 140-2 and Common Criteria standards.

Product Value Proposition—We continue to make significant investments in research and development to provide greater features in our products and systems for our customers. Furthermore, by leveraging our private wireless communications expertise, we can provide lower cost products with enhanced features.

Motorola License Rights—We have significant license rights that allow us to sell products that work in the largest proprietary analog public safety radio network base as well as in networks that will utilize the next generation of public safety technology. This allows us to address the large installed proprietary analog market that has extensive investments and will likely evolve to Project 25 digital solutions on an incremental basis over the next few years. This license facilitates the selling and marketing of our products to customers that undergo the transition to the new digital systems.

Customer Relationships—We have extensive customer relationships with several U.S. government agencies, including the Departments of Defense, Homeland Security, Interior, Justice and Treasury as well as state and local governmental agencies and international entities. We are able to attract such customers due to our competitive product positioning, brand awareness and strong service commitment. Our products have also gone through numerous customer testing and government regulatory qualification processes which can take significant time and effort. After our products are approved for use by the various government agencies, we obtain the necessary approval to list certain of our products for sale on procurement contracts, such as the General Services Administration, (“GSA”), schedule to make them available for purchase. For our secured communications segment, we leverage our customer relationships to maintain a leading market position in analog radio encryption by providing a high level of service and support.

Strategy

We believe the following key elements of our strategy will allow us to continue to grow our business as a leading provider of private wireless and secured communications technologies.

Continue our Digital Product Development—Demand is growing as the private wireless communications industry transitions from analog to digital platforms, which increasingly utilize digital Project 25 products and solutions. We plan to capitalize on this demand growth by continuing to develop Project 25 compliant feature enhancements and additions to our digital radios and systems. In addition, our secured communications business will continue to enhance our recently launched products that provide digital encryption for analog radios. The commercialization of this product will enable us to provide high level digital security to customers who continue to utilize analog radio technology. Our secured communications business will continue development of digital encryption for certain digital radios.

Offer Scalable System Solutions Based on VoIP—We believe that the architecture of our communications network has positioned us to address the private wireless systems market. Our VoIP systems are cost-effective for a full range of system deployments and offer expandability, making it easy to add new features and capabilities. Our VoIP solution provides for migration from analog systems to digital systems as well as integration of future Project 25 system enhancements.

Capitalized Technology from Recent Acquisition—We completed the acquisition of 3eTI in July of 2006. This acquisition expands our product offering into customized wireless network centric products and systems to the federal government primarily under U.S. government funded Small Business Innovative Research (“SBIR”) programs; and a provider of wireless data hardware for WiFi and mesh networking and secure software technologies that meet federal standards for securing wireless data networks primarily in the government sectors. We believe this acquisition, combined with our existing voice capabilities, gives us a strong platform for delivering next-generation integrated voice, video and data solutions into our markets.

Evaluate Strategic Alternatives—We intend to evaluate strategic alternatives, including strategic acquisitions, that will further strengthen our competitive position and drive revenue and profitability growth. We seek to make acquisitions that expand our product portfolio, build on our existing system capabilities, or give us a presence in complementary markets. Our strategy is to accelerate our ability to provide more complete and valuable solutions to our customers.

Actively Participate in Driving Industry Standards—We intend to continue to be a leader in setting the public communications standards, which are critical to the markets in which we compete. Our active participation in APCO, the TIA and IEEE development activities allows us to contribute to the development of better solutions for the market, to build recognition of our technical competence in the industry and among our customers, to gain insight into market trends, and to secure positions for our intellectual property within the technology standards.

Products and Services

Our private wireless communications products consist of wireless radios and communication systems, which include, system design and installation of infrastructure equipment and services. Our services include technical support maintenance contracts, service parts and training. Our wireless radio offerings are primarily designed to operate in both analog and digital system environments that include Multi-Net®, Motorola’s SmartNet®/SmartZone® and the Project 25 industry standard. Certain of our wireless radios, both hand-held portable radios and vehicle-mounted mobile radios, can contain digital encryption technology, Project 25 trunking and various other features.

Our secured communication products consist of reliable and secure wireless data networking products that meet the highest U.S. government and wireless industry standards. We offer a wide variety of products that can be used in a myriad of government, military, enterprise, industrial and business applications. We design and sell a range of product modes to meet every wireless need, including mesh, bridge, access point, repeater, gateway, client and bridge and complete turnkey solutions and services. Our analog and digital encryption products are sold in embedded circuit boards or as an aftermarket add-on for existing radios and systems. These products are available in two packages, which include a modular and a plug-in package which OEMs or customers may install. We also produce modules that add signaling features to radios, including “man-down” (emergency signal broadcast if radio position becomes horizontal), “stun-kill” (disables lost or stolen radios remotely), “ANI” (automatic number identification of radios) and Over-The-Air-Rekeying (“OTAR”) (changes encryption and scrambling codes remotely). We also offer a wireless radio encryption module, for use as an add-on or in OEM equipment that is based upon the U.S. digital encryption standard known as DES. Our newest products allow analog transmissions to be more securely encrypted in a digital format that also permits backward compatibility with our older encryption modules.

Customers

We sell our products to federal, state and local governmental entities, domestic commercial users and international entities. The end users for our products are first responders such as police, fire and other emergency personnel and military and other governmental users. We sell private wireless communication products and systems primarily to domestic entities, such as federal, state and local governmental agencies. The U.S. Department of Defense is a significant customer, representing approximately 21% and 29% of consolidated revenues in 2006 and 2005, respectively. Sprint Nextel is a significant customer, representing approximately 10% of consolidated revenues in 2006.

Sales and Marketing

We sell our private wireless communications products domestically through a direct sales force of account executives and sales managers as well as through indirect channels of dealers and manufacturer representatives. We provide support to wireless radio dealers, who re-sell our products to end-users. This support includes advertising materials, sales and service training and technical support. For our secured communication products, we also utilize original equipment manufacturing (“OEM”) and original design manufacturing (“ODM”) arrangements for our product distribution. We utilize sales channel relationships with larger system integrators who provide solutions to large government agencies. Our international sales are primarily made through a specialized international direct sales force in conjunction with company-authorized dealers/distributors, which typically provide a local contact and arrange for technical training in foreign countries. Our sales employees work with our private wireless communications dealer network which spans the United States with approximately 200 participating members. Our secured communications sales employees work with a select group of dealers that service the majority of the countries around the world.

The majority of system sales involves soliciting and responding to requests for proposals (“RFP”). The RFP process for system sales has a relatively long cycle time, typically taking as long as one year, and, depending on the size of the system, taking multiple years to complete installation of a project. In connection with the sale of wireless radio systems to local and state governmental entities, we may be required, at the time the bid is submitted and once the contract is entered into, to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts.

Much of our private wireless communications business is obtained through submission of formal competitive bids. Our governmental customers generally specify the terms, conditions and form of the contract. Government business is subject to government funding decisions and contract types can vary widely, including fixed-priced, indefinite-delivery/indefinite quantity (“IDIQ”), and government-wide acquisition contract with the GSA which requires pre-qualification of vendors and allows government customers to more easily procure our products and systems.

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

We also utilize the SBIR program to obtain funding for development and delivery of products to government customers. The SBIR program provides funding to small, hi-tech businesses to research, design, develop and test prototype technologies related to specific government needs which are issued as solicitation topics every few months on the Internet. This program stimulates technological innovation, integrates small business-developed inventions into defense systems and increases commercial application of DOD supported research and development efforts. The SBIR program has three phases. In Phase I, a small business submits a proposal in response to a DOD Solicitation Topic. Phase I projects that demonstrate the most potential are invited to submit a Phase II proposal to further develop the idea and produce a well-defined prototype. This is where the major R&D effort is conducted. In Phase III, companies are expected to leverage SBIR funding to obtain private or non-SBIR government funding to turn the prototype developed in Phase II into a commercial product or service for sale to military and private sector customers. To participate in the SBIR program, a company must be a for-profit U.S. owned and operated small business with 500 or fewer employees. All work must be performed in the United States.

Research and Development

We design new products around common wireless technologies using commercial off-the-shelf signal processing platforms and circuitry. We have generally been able to incorporate improvements in core technologies into our new products more quickly and with relatively lower development costs by building these platforms on software based radios.

Our research and development organization has expertise in RF technology, VoIP computer architecture, switch architecture, networking, cryptography, object-oriented software, WLAN, WiFi, Mesh and analog and digital hardware designs. This knowledge base is leveraged to implement new standards into our products and systems. Ongoing engineering efforts are focused on adding features to existing product lines and developing new and innovative products and platforms. Cross-disciplinary groups, involving marketing, customer service, manufacturing and engineering are used for product planning, definition, and testing. Our research and development efforts presently encompass upgrading and supporting existing product lines and development of future products. We also have knowledge in customized wireless network centric products and systems that utilize FIPS 140-2 validated wireless products, 802.11 wireless networking (WiFi) solutions, mesh networking, conditions-based and location-based telematics solutions, and Bluetooth networking solutions.

We will continue to develop Project 25 products to comply with the Project 25 standard. Current developments include the addition of lower cost digital portable and mobile radios, as well as the development of Project 25 infrastructure equipment, including Project 25 trunking infrastructure, such as repeaters, base stations, network-switching equipment and consoles. We have applied standard internet protocol switching techniques for the connection of wireless sites and have submitted a VoIP fixed station interface for APCO/TIA standards consideration. Our WLAN solutions utilize the 802.11i standard protocols. Encryption used in products includes the Advanced Encryption Standard (“AES”) published as a Federal Information Processing Standard of the National Institute of Standards and Technology.

We are continuing to enhance analog encryption products that utilize digital encryption techniques to achieve a more secure level of encryption. These products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. We have also developed an analog encryption product that uses digital technology in order to obtain higher levels of security and allows for compatibility with our analog encryption product line.

With the acquisition of 3eTI in July 2006, we gained significant expertise in wireless LAN, wireless LAN security, mesh networking and other leading wireless data protocols. We plan to continue to develop leading edge wireless technology solutions for governmental agencies and to bring those technologies into the industrial process control marketplace providing high-speed, rugged, reliable and secure wireless networking capabilities to the market.

Intellectual Property and Material Licenses

We hold a number of U.S. patents. These patents cover a broad range of technologies, including trunking protocols, high-end scrambling and encryption techniques, methods of integrating after-market devices, and a high-speed data interface for wireless radio communications. Furthermore, we hold certain copyrights that cover software containing algorithms for frequency hopping, scrambling and wireless radio signaling technologies, as well as registered trademarks related to the “EFJohnson”, “3eTI” and “Transcrypt” names and product names. In addition to patent, trademark, and copyright laws, we rely on trade secret law and employee and third party non-disclosure agreements to protect our proprietary intellectual property rights.

We have obtained from Motorola a non-exclusive, worldwide license to manufacture products containing certain proprietary wireless radio and digital encryption technology. During 2006 we paid Motorola a royalty for the use of this license which allows us to sell Project 25 compliant devices into the largest analog installed customer base in the United States. We believe this technology will be important to the success of our business. The license includes rights to use Motorola’s proprietary analog APCO 16 trunking technology (SmartNet®/SmartZone®), Project 25 required products, and certain Motorola digital encryption algorithms in our wireless radio products. In addition, we obtained a license to utilize certain proprietary technology from Motorola relating to the development of Project 25 compliant digital wireless radios. This license covers wireless radios, infrastructure wireless systems and other Project 25 technology. We have also obtained a license from Motorola to license a limited number of their proprietary SmartNet®/SmartZone® technology products relating to the FCC enacted regulatory changes to reallocate portions of the 800 MHz frequency band, discussed above.

Suppliers

Our private wireless communications products are manufactured by McDonald Technologies International Inc., a Texas-based contract manufacturer and Creative Technologies Inc. a Vancouver, British Columbia, Canada-based contract manufacturer. We assemble some of our secured communications products at our facility in Lincoln, Nebraska. Sub-assembly components for secured communications products are manufactured by Tran Electronics, Inc., a Minnesota-based contract manufacturer.

McDonald Technologies and Creative Technologies Inc. contract with other vendors to manufacture components and subassemblies in accordance with our specific design criteria. Some components and subassemblies used in our products are presently available only from a single supplier or a limited group of suppliers. CalAmp provides us with our RF module for our private wireless communication products. If necessary, we believe that alternative sources could be obtained to supply these products. To date, we have been able to obtain adequate supplies of key components and subassemblies in a timely manner from existing sources. We outsource manufacturing, which permits us to efficiently allocate our resources to marketing and research and development efforts, which we perceive to be our core competencies.

Competition

In addition to EFJohnson, we believe that Motorola, M/A-Com (a subsidiary of TYCO Electronics), Icom, Kenwood, Vertex Standard, Tait Electronics and Relm are currently the principal suppliers of Project 25 wireless radio products, although we anticipate other companies to announce future entry into the Project 25 compliant product market. Of our competitors, we believe that Motorola, and to a much lesser extent, M/A-Com and European Aeronautic Defense and Space Company, EADS, are the only Project 25 suppliers offering trunked infrastructure.

In North America, Motorola is the leading provider of wireless radio equipment to the public safety and public service segments, in which market segment M/A-Com is considered to be the second largest provider. We believe Motorola to be the dominant competitor in the Latin American countries where we predominantly sell our wireless radio products outside the United States. Other wireless radio providers tend to focus on particular segments of the market, including EADS, Uniden America Corporation, Kenwood, Icom America, Inc., Relm, Datron, Tait, Vertex and Midland. Our focus is homeland security, defense, public safety and public service and international markets, where we compete on the basis of value, technology and the flexibility, support and responsiveness provided by us and by our dealers.

The markets for secured communications products are highly competitive. Competitors include Fortress Technologies, Tropos, Alvarion, Cisco Systems, Filcom d/b/a/ Daxon, Kavit Electronics Industries, and Midian Electronics Inc. Significant competitive factors in these markets include product quality and performance features, including effectiveness of security features, quality of the resulting voice or data signal, development of new products and features, price, name recognition, and quality and experience of sales, marketing and service personnel.

Government Regulation and Export Controls

Wireless communications are regulated by a variety of governmental and other regulatory agencies throughout the world. In the U.S., our wireless products are subject to regulation by the FCC, which has been granted broad authority under the Communications Act of 1934, as amended, to make rules and regulations. Compliance with these and foreign rules and regulations provide us with general approval to sell products within a given country for operation in a given frequency band, one-time equipment certification, and, at times, local approval for installation. Additionally, the FCC and foreign regulatory authorities regulate the spectrum used to provide wireless radio communications, as well as the construction, operation, and acquisition of wireless communications systems, and certain aspects of the performance of mobile communications products. Further, wireless radio communications of the U.S. government are controlled by the National Telecommunications and Information Administration, or NTIA, which regulates technical specifications of the product and spectrum used by the U.S. government and other users. Many of these governmental regulations are highly technical and subject to change.

In those countries that have accepted certain worldwide standards, such as the FCC rulings or those from the European Telecommunications Standards Institute or ETSI, we have not experienced significant regulatory barriers in bringing our products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance.

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

The NCC recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. During January of 2001, the FCC released its Fourth Report and Order in which Project 25 was chosen as the interoperability standard. Subsequent FCC rulings established a timetable for mandating the use of narrower channels in order to promote better spectrum utilization. Specifically, the date of January 1, 2007 was established as the date after which all radios that are FCC type certified, and all radios that are sold for use in the 700 MHz band must include a mode that has an equivalent 6.25 kHz channel efficiency. This date was also established as the date after which no 12.5 kHz licenses could be applied for. In 2005, the FCC delayed that date until January 1, 2015. Recent legislation known as the Digital Television Transition Act of 2005, as part of the Deficit Reduction Act of 2005, is expected to set the date of February 17, 2009 as the date by which all incumbent television broadcast stations must evacuate the 700 MHz spectrum, thus freeing the spectrum for the exclusive use of public safety users. This date, although later than previously anticipated, will ensure the opening of that spectrum for use in public safety systems.

FCC rulings in the VHF and UHF frequency bands have been enacted to promote more spectral efficiency by mandating the use of narrower channels. Recent FCC rulings in 2005, however, have delayed the implementation of some of these rules. The date by which all radios receiving type certification must have an equivalent channel efficiency of one voice channel in 6.25 kHz of spectrum, and preventing the certification of equipment with 25 kHz channel efficiency, initially set as January 1, 2005, was delayed, thus allowing the continuation of certification and manufacture of 25 kHz equipment. The FCC has asked for comment in selecting a new date. The date of January 1, 2011 has been set as the last day for users to apply for 25 kHz licenses, and the last day to sell or import 25 kHz equipment. Also, the date of January 1, 2013 has been established as the date when all users must migrate away from 25 kHz equipment, and use equipment with 12.5 kHz channel efficiency or less.

Our products are subject to export controls administered by the Department of Commerce and Department of State. In addition to the regulation of products in general, these controls permit the export of encryption products only with the required level of export license. U.S. export laws also prohibit the export of encryption products to a number of specified countries. Although to date, we have been able to secure the U.S. export licenses needed to operate our business, there can be no assurance that we will continue to be able to secure such licenses in a timely manner in the future or at all. Additionally, in certain foreign countries, our distributors are required to secure licenses or formal permission before encryption products can be imported.

We cannot predict whether any new legislation regarding export controls will be enacted, what form such legislation will take or how any such legislation will impact international sales of our products.

Backlog

Our secured communications products typically have a short turnaround cycle. In contrast, our private wireless communications products and systems and secured communications government services contracts typically have a longer turnaround cycle due to customer system integration and contract delivery requirements, that may span multiple years. At December 31, 2006, we had a total backlog of purchase orders and contracts of approximately $136.5 million. This compares to total order backlog of $62.3 million and $20.2 million at December 31, 2005 and 2004, respectively.

Employees

At December 31, 2006, we had 375 full-time equivalent employees. We also use temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of our employees are covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price

Certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements may involve risks and uncertainties, including without limitation, the following:

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

Any investment in our Company will be subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this report. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, they could have a material adverse effect on our business, financial condition, cash flow or results of operations. In that case, the trading price of our securities could decline and you may lose all or part of your investment.

Our reliance on third-party suppliers poses significant risks to our business and prospects.

We subcontract the manufacture of a substantial portion of our hardware components for our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies, and certain RF modules, on a sole or limited source basis to third-party suppliers, including third-party suppliers located in foreign countries. We also use contract manufacturers to assemble our components for significant portions of our products, in some cases on a sole or limited source basis. We are subject to substantial risks because of our reliance on these suppliers. For example:

•	if a supplier fails to provide components that meet our specifications in sufficient quantities to meet demand, then production and sale of our products may be delayed or otherwise adversely affected;

•	if a supplier disagrees with our assessment that the supplier products do not meet specifications, we may incur additional costs associated with disputed products;

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

Our products must meet demanding specifications and must perform reliably. As previously reported in the quarter ended March 31, 2006, we incurred delays in the receipt of key components for our radio subscriber product line, which delayed product shipments and acceptances. The delays in product shipments and acceptances adversely affected our March 31, 2006 revenues and margins. This type of delay could occur again in the future.

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

A substantial portion of our revenues is dependent upon continued funding of federal government agencies, as well as continued funding of the programs targeted by us. U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government’s requirements. In addition, a portion of our revenue is dependent upon our 3eTI subsidiary obtaining and subsequently maintaining a facilities security clearance. Further, our contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government that may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. In addition, when we act as a subcontractor, the failure or inability of the prime contractor to perform its prime contract may result in an inability to obtain payment of fees and contract costs.

We are in the process of extending our GSA contract, which is scheduled to expire at the end of April 2007. We are unable to predict the outcome of this process. In the event we are unable to extend our GSA contract, our revenues would be negatively impacted.

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

We may not successfully integrate or realize the intended benefits of our recent acquisition.

We acquired 3eTI in July 2006. The success of this acquisition will depend, among other matters, on our ability to:

•	retain, motivate and integrate the acquired personnel;

•	integrate business development efforts;

•	integrate multiple accounting and information systems;

•	integrate and commercialize certain of the acquired technology with our existing products and services;

•	integrate geographically separate facilities; and

•	continue to secure U.S. government contracts for both revenues and research and development.

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

We may be required to increase our valuation allowance relating to our Deferred Tax Assets.

During the quarter ended December 31, 2006, we conducted an analysis of our ability to utilize our deferred tax assets. As a result of this analysis, we changed the valuation allowance relating to our deferred tax assets resulting in a $2.2 million increase. If we fail to achieve revenue growth rates or gross margins assumed in the calculation of our deferred tax assets, we may be required to again increase our valuation allowance in the future, resulting in an additional expense. The change in the valuation may have a material impact on future results. If we do not achieve sufficient domestic federal taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire.

We may pursue strategic acquisitions that could result in significant charges or management disruption and fail to enhance stockholder value.

A key part of our strategy is to selectively pursue acquisitions. As such, we may acquire or merge with additional business that could complement or expand our business. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. Future acquisitions could also cause us to issue dilutive equity securities, incur debt or contingent liabilities, record goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses that could materially harm our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

•	higher than estimated acquisition expenses;

•	difficulties in successfully assimilating the operations, technologies and personnel of the acquired company;

•	difficulties in continuing to develop the new technologies and deliver products to market on time;

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no, or limited, direct prior experience;

•	due diligence that failed to discover potential issues;

•	the risk that the markets for acquired products do not develop as expected; and

•	the potential loss of key employees and customers as a result of the acquisition.

We cannot be assured that our future strategic investment decisions will generate adequate financial returns or will not ultimately result in losses and a material drain on our cash resources.

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

In order to sell our products in outside the United States, we must satisfy certain registrations and technical requirements, including the Restriction of Hazardous Substances Directive (“RoHS”). If we were unable to comply with those requirements with respect to our products, our sales in foreign countries could be restricted which could have a material adverse effect on our business.

Our Loan Agreement contains covenants that require us to achieve, maintain or satisfy certain criteria.

The loan agreement with Bank of America, N.A. governing our revolving loans and term loan contains certain covenants regarding limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the loan agreement contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. Failure to comply with any of these covenants could constitute an event of default that would permit the lender to accelerate the loans upon their occurrence, which could have a material adverse effect on our operating results and cash flows. We reported in our Form 8-K filed March 7, 2007 that we were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2006 and therefore entered into an amendment to the loan agreement with Bank of America. Pursuant to the amended loan agreement, Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the amendment.

We cannot assure that in the future we will be able to achieve, maintain or satisfy these covenants or obtain a waiver from Bank of America in the event we fail to comply with the covenants.

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

We are dependent on continuing access to certain Motorola proprietary intellectual property enabling us to manufacture products containing certain wireless radio and digital encryption technology. We cannot assure that Motorola will continue to supply proprietary intellectual property to us on the scale or at the price that has historically occurred. In addition, Motorola’s perception of us as a competitor could impact Motorola’s continued willingness to do business with us. A decision by Motorola to reduce or eliminate the provision of technology to us could significantly harm our business and operations.

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

Our ability to compete effectively against competing technologies will depend, in part, on our ability to protect our current and future technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. Although we assess the advisability of patenting any technological development, we have historically relied on copyright and trade secret law, as well as employee and third-party non-disclosure agreements, to protect our proprietary intellectual property and rights. The protection afforded by such means may not be as complete as patent protection. In addition, the laws of some countries do not protect trade secrets. In the event that our proprietary rights prove inadequate to protect our intellectual property, our competitors may:

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

The Company’s foreign transactions are subject to additional risks.

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

The wireless radio markets are migrating from analog to digital equipment. This migration is primarily due to bandwidth capacity constraints, availability of additional features, and digital transmissions being more secure than analog transmissions. However, if, for whatever economic or geopolitical reasons, this transition accelerates, we may not be in a position to effectively respond to the change from a market and product position. Accordingly, such an occurrence would adversely affect our operations as a result of the unexpected decrease in demand for our add-on security devices.

We may be unable to meet the rapid technology requirement required by our market.

The products as complex as those under development by us frequently are subject to delays, and we cannot assure you that we will not encounter difficulties, such as the inability to assign a sufficient number of quality software and hardware engineers to key projects or other unanticipated causes, that could delay or prevent the successful and timely development, introduction and marketing of new products or required product features. In addition, our products are implemented by certain third-party hardware and software. We cannot assure you that we will be able to design, have manufacture, or procure from third parties, the hardware and software necessary to successfully implement our new products and applications.

Our inability to secure satisfactory bonding arrangements would adversely affect revenues.

In the normal course of our business activities, we are required under certain contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under our contracts. A number of factors can limit the availability of such bonds, including a company’s financial condition and operating results, a company’s record for completing similar systems contracts in the past and the extent to which a company has bonds in place for other projects. Bonds, which expire on various dates, totaled approximately $0.5 million at December 31, 2006, and, as of such date, no bonds have been drawn upon. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of our bonds could reduce the maximum amount of bond coverage available to us, or impose additional restrictions with respect to the issuance of bonds on behalf of us. Our inability to secure bonding arrangements when needed would adversely affect our ability to be awarded new systems installation contracts, which would adversely affect our revenues.

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

Our financial results have varied and may continue to vary significantly from quarter to quarter and we may fail to meet expectations, which might negatively impact the price of our stock.

Current economic and market conditions, many of which are outside our control, have limited our ability to forecast our sales volume and product mix, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in operating results. Our planned expense levels depend, in part, on revenue expectations, but significant portions of our expenses are not variable in the short term. Our planned expenses include significant investments in research and development necessary to develop products to be sold to current and prospective customers, even though we are unsure of the volume, duration, or timing of any purchase orders. Accordingly, it is difficult to forecast revenue and operating results. If our revenue or operating results are below investor and market analyst expectations, it could cause a decline in the price of our common stock.

We face risks associated with international operations that could harm our company.

Our international operations located in Taiwan are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

•	Difficulties and costs of staffing and managing geographically disparate operations.

•	Compliance with a variety of foreign laws and regulations.

•	Overlap of different tax structures and regimes.

•	Meeting import and export licensing requirements.

•	Trade restrictions.

•	Changes in general economic and political conditions in international markets.

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

In 2006, 2005 and 2004, international sales constituted approximately 18%, 15%, and 23% of revenues, respectively, most of which involve our higher margin secured communications products. While many of the international sales are supported by irrevocable letters of credit or cash in advance, and thereby pose little credit risk, our international business could be adversely affected by a variety of factors presenting increased risks to profitability. These factors include:

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

In addition, other wireless communication technologies, including cellular telephone, paging, SMR, satellite communications and PCS currently compete and are expected to compete in the future with certain of our stand-alone products. Some have already announced, or are expected to announce, the availability of Project 25 compliant products or digital land mobile radios as part of their product offering. Also, we could lose some of our competitive advantage if our competitors obtain common criteria and FIPS 140-2 validation for their products. Accordingly, we cannot make any assurances that we will be able to continue to compete effectively in the private wireless communications and secured communications equipment market, that competition will not intensify, or that future competition from existing or from new competitors will not have a material adverse effect on our revenues, gross margins or profitability.

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

Technological developments in the digital wireless radio industry include the use of digital trunking, digital simulcast and digital voting technologies. Also, the standards under which we develop our products, such as the 802.11 standards, are rapidly evolving. These technologies have led a number of manufacturers to change the architectures and methodologies used in designing, developing and implementing large wireless radio systems. In order for us to develop and integrate these new technologies and standards into our products, we have made a substantial investment in fixed assets and human resources. However, there can be no assurance that such resources will be readily available to us in the future.

Our failure to incorporate these technologies into our wireless radio products could, place our wireless radio products at a competitive disadvantage. This situation could possibly make our hand-held and mobile wireless radios incompatible with systems developed by other manufacturers, which would have a material adverse effect on us.

Part of our success depends on our ability to commercialize our custom solutions to enable us to sell such solutions to other customers, including government and commercial users. In addition, the rate of adoption of secure wireless data communications systems by the U.S. Government is not certain. Delays in this rate of adoption could adversely affect our future sales.

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

The loss of certain of our key personnel and any future potential losses of key personnel or our failure to attract additional personnel could seriously harm our company.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. We have lost a number of key personnel as a result of our recent acquisition of 3eTI, among other reasons, and we believe our voluntary attrition rate is generally higher than the industry’s average. Our future success depends on retaining our key employees and our ability to retain, attract and train other highly qualified technical, sales and managerial personnel.

Additional changes to our organizational structure may result in further voluntary and involuntary attrition and loss of key personnel. Our employees can typically resign with little or no prior notice. Our loss of any of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations, cash flow and financial condition.

If the quality of our products does not meet our customers’ expectations, then our sales and operating earnings, and ultimately our reputation, could be adversely affected.

The products we sell are subject to quality and reliability issues resulting from the design or manufacture of the product, components provided by our suppliers or partners or from the software used in the product. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. We may discover or may be informed of quality issues in the products after they have been shipped to our distributors or end-user customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers. Such pre-shipment and post-shipment quality issues could have legal and financial ramifications, including: delays in the recognition of revenue, loss of revenue or future orders, customer-imposed penalties on us for failure to meet contractual shipment deadlines, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and brand name reputation.

If the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product could need to be recalled. Depending on the nature of the defect and the number of products in the field, it would cause us to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders, and the damage to our goodwill or brand/reputation. In addition, we could be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that the Company receives from the contracts. Recalls involving regulatory agencies could also result in fines and additional costs. Finally, recalls could result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.

We carry substantial quantities of inventories.

We carry a significant amount of inventories to service customer requirements in a timely manner. If we are unable to sell these inventories over a commercially reasonable time, we may be required to take inventory markdowns in the future, which could reduce our net sales and gross margins. In addition, it is critical to our success that we accurately predict trends in consumer demand, including seasonal fluctuations, in the future and do not overstock unpopular products or fail to sufficiently stock popular products. Both scenarios could harm our operating results.

ITEM 2.	PROPERTIES

Transcrypt’s administrative and manufacturing facility is located at 3900 NW 12th Street, Suite 200 in Lincoln, Nebraska. The facility consists of 18,000 square feet and is located within a multi-building industrial park complex near the Lincoln airport. Transcrypt moved to this facility in June 2004, upon termination of its lease at 4800 NW 1st Street, Suite 100, Lincoln, Nebraska, 68521. The present facility is leased pursuant to a ten-year agreement terminating in June 2014; annual occupancy costs, including estimated common area maintenance charges, are approximately $218,000.

We executed a ten-year lease on a 40,000 square-foot administrative and manufacturing facility located at 1440 Corporate Drive in Irving, Texas. Pursuant to a decision reached in April 2004, we moved our EFJohnson operations to this facility. On March 31, 2006, EFJohnson exercised an option under its existing lease agreement to purchase the facility for $3.6 million. Simultaneously, EFJohnson sold the facility to an unrelated party for $4.6 million and EFJI, Inc. executed a 10 year lease for the facility terminating in March 31, 2016. The aggregate effect of the purchase and sale transaction was a gain of $1.0 million, which was deferred at March 31, 2006, and is recorded in accrued liabilities in the accompanying financial statements and is being amortized over the term of the lease as a reduction of rent expense in general and administrative expenses. The annual lease payments were $400,000 in 2006 increasing to $500,000 in 2007 reflecting an additional 10,000 square feet expansion in the facility beginning in the first quarter of 2007.

We also lease additional sales and service facilities in: Irving, Texas (approximately 15,000 square feet; annual rent of approximately $53,000); Waseca, Minnesota (approximately 5,500 square feet; annual rent of approximately $30,000); and Washington, D.C. (approximately 3,800 square feet; annual rent of approximately $109,000) which has been sublet to a third party.

3eTI administrative facility is located at 700 King Farm Boulevard, Suite 600, Rockville, Maryland. The facility consists of approximately 23,000 square feet and is located within a multi-building industrial park complex. The lease will expire in July 2007 and we expect to move this facility to a nearby location in the third quarter of 2007. The current annual rent is $641,000.

3eTI manufacturing facility is located at 625 Kolter Drive, Indiana, PA. The facility consists of approximately 4,800 square feet and is located in single story, multi-building manufacturing complex. The lease will expire in January 2007 and we expect to extend the lease for 5 years. The current annual rent is $84,000.

3eTI has a Taiwan administrative and manufacturing branch office located 15f, No 957 Jungjeng Road, Junghe City, Taipei, Taiwan. Approximately 3,400 square feet is office space and 3,000 is for manufacturing. A portion of the lease will expire in April 2007 and the remaining lease will expire in October 2007 and we expect to extend the lease for undetermined number of years. The current annual rent is $48,000.

3eTI also lease additional warehouse facilities in: Indiana, Pennsylvania (approximately 3,600 square feet; annual rent of approximately $4,800); King George, Virginia (approximately 1,600 square feet; annual rent of approximately $17,000); Gaithersburg, Maryland, (approximately 2,000 square feet; annual rent of approximately $26,000).

ITEM 3.	LEGAL PROCEEDINGS

We are presently disputing a certain state tax liability totaling approximately $0.2 million. We believe the basis for the state’s assessments of the amount owed is incorrect, and we intend to vigorously contest such assessment. At December 31, 2006 and 2005, we had recorded a liability related to this assessment, which amount reflects our evaluation of the eventual conclusion of these matters.

On February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson’s sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $0.5 million of products from EFJohnson since 1999. ASRC’s complaint anticipated that the State of Alaska would prosecute its claims against ASRC under an administrative procedure provided for under the Alaska State Procurement Code for damages associated with alleged malfunctions of EFJohnson radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any the State of Alaska’s claim alleging non-performance of the EFJohnson radios. In the event the State of Alaska prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State of Alaska in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. On June 30, 2005, the presiding administrative law judge granted the Company’s motion to dismiss, and dismissed the administrative claim without prejudice to renewal of the action if the matter is not resolved on the merits in the superior court. On January 12, 2007, the State of Alaska filed a complaint against ASRC in the Superior Court for the State of Alaska, Case No. 3AN-07-4309Ci claiming damages of at least $0.6 million for breach of contract. Pursuant to the ASRC Agreement, we will defend and indemnify ASRC for any damages they incur. Although the State of Alaska and EF Johnson have previously indicated a desire to enter into settlement discussion, as of this time, no date for such discussions has been scheduled. We are vigorously defending the company against this claim. At December 31, 2006, we had recorded a liability related to this lawsuit, which amount reflects our evaluation of the eventual conclusion of this matter.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings as of December 31, 2006 is $0.3 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “EFJI.”

The following table sets forth, in the periods indicated, the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Market (and its predecessor, the NASDAQ National Market) for the periods presented.

	High	Low
2005
First Quarter	$9.89	$7.90
Second Quarter	$8.88	$6.34
Third Quarter	$10.36	$6.58
Fourth Quarter	$11.03	$9.07

2006
First Quarter	$12.40	$9.93
Second Quarter	$10.81	$5.51
Third Quarter	$8.12	$5.61
Fourth Quarter	$8.19	$5.17

The last sale price of the common stock on December 31, 2006, as reported in the NASDAQ Global Market was $6.75. As of March 1, 2007, we had approximately 1,700 shareholders of record.

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

Performance Graph

The graph below compares the quarterly cumulative return to stockholders (stock price appreciation plus reinvested dividends) for EFJ common stock with the comparable return of two indexes: the NASDAQ Global Market and the NASDAQ Electronic Components Index. Points on the graph represent the performance between January 1, 2002 and December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read together with the Consolidated Financial Statements, with related notes and the related report of independent registered public accounting firm thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2006, 2005 and 2004 and the Consolidated Balance Sheet data as of December 31, 2006 and 2005 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2003 and 2002 and the Consolidated Balance Sheet data as of December 31, 2004, 2003, and 2002 are derived from financial statements not included herein.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$40,787	$56,189	$80,870	$94,616	$96,721
Cost of sales	23,216	32,560	42,901	45,671	61,291

Gross profit	17,571	23,629	37,969	48,945	35,430

Operating expenses:
Research and development	4,573	7,005	11,020	13,686	12,276
Sales and marketing	5,920	7,390	10,389	10,326	10,470
General and administrative (1)	5,909	10,116	12,493	12,982	18,928
Amortization of intangibles	6	6	6	6	727
Write-off of in-process R&D	—	—	—	—	1,600

Total operating expenses	16,408	24,517	33,908	37,000	44,001

Income (loss) from operations	1,163	(888)	4,061	11,945	(8,571)
Interest (income), net of interest expense	43	(151)	(84)	683	1,045
Other (income), net of other expenses	204	31	(19)	(36)	—
Income tax benefit (2)	—	5,000	6,000	9,957	745

Net income (loss)	$1,410	$3,992	$9,958	$22,549	$(6,781)

Net income per share—Basic	$0.08	$0.23	$0.56	$1.07	$(0.26)

Net income per share—Diluted	$0.08	$0.21	$0.53	$1.06	$(0.26)

Weighted average common shares—Basic	17,577,315	17,577,335	17,824,708	20,984,688	25,844,956

Weighted average common shares—Diluted	18,008,496	18,684,451	18,749,893	21,253,783	26,207,242

Consolidated Balance Sheet Data:
Working capital	$20,652	$24,715	$31,300	$86,470	$67,942
Total assets	$45,256	$62,269	$70,319	$134,238	$152,563
Long-term debt and capitalized lease obligations, net of current portion	$264	$426	$68	$5	$15,332
Stockholders’ equity	$32,487	$40,406	$52,985	$120,845	$116,706

(1)	Includes $1.8 million, $(0.3) million, $2.1 million, $3.9 and $0.5 million of non-cash compensation expense/(benefit) in 2006, 2005, 2004, 2003, and 2002, respectively, resulting from the variable accounting treatment applied to certain repriced stock options (2002 – 2005) and adoption of FAS 123R in 2006. See Note 12 of Notes to Consolidated Financial Statements for a more detailed explanation.
(2)	Income tax benefit amounts result primarily from a change in the valuation allowance for deferred tax assets during the fourth quarters of 2005, and 2004. For 2006 the income tax benefited was primarily due to increased net operating loss (NOL) carry forward.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

EFJ, Inc. is a provider of secure wireless technologies primarily for the homeland security marketplace. Through our private wireless division, we design, develop, market and support private wireless communications, including wireless radios and wireless communications infrastructure and systems for digital and analog platforms. In addition and through our secured communications, we offer encryption technologies for wireless voice, video and data communications and we also design, develop, market and support secure wireless networking solutions that include Wi-Fi products, mesh networking, access points, and client infrastructure products. We provide our products and services to homeland security, defense, public safety and public service, international markets and business and industrial customers.

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

The majority of our revenue in our private wireless communications segment is derived from the sale of wireless radio products. Our federal, state and local governmental agency customers are increasingly demanding interoperable, secured, private wireless communications products and systems. We believe this demand has created significant opportunities for us and we believe we are well positioned to provide these products and systems. As a result, we expect to continue to allocate an increasing share of our on-going research and development expenditures to infrastructure components and system development efforts.

Our private wireless communications products and systems are sold domestically through a direct sales force, dealers and manufacturing representatives. We utilize our dealer network to assist in installing, servicing, selling and distributing our products.

In 2004, we relocated our private wireless communications operations from Waseca, Minnesota to Irving, Texas to benefit from a larger and more experienced engineering and marketing community, and to increase synergistic opportunities with other local technology providers. Concurrent with this move, we began to outsource the manufacturing of our products.

Secured Communications

Our secured communications segment designs, develops, markets and supports wireless networking solutions that are customized to a client’s security challenges and voice, video and data communication needs. The company designs and manufactures secure Wi-Fi products, including mesh networking, access point, bridge, and client infrastructure products, as well as security software. We also provide sensor network solutions, through our InfoMatics® middleware, which enables sensors and databases to communicate data to pertinent personnel for command and control applications in near real-time.

We also provide products with highly secure encryption technologies for analog wireless radios. These products are specifically designed to prevent unauthorized access to sensitive voice communications. Our secured communications segment leverages our technology expertise, government relationships and leading market position to gain new customers. In parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to a digital secured communications system is usually prohibitive.

For our secured communication products, we use a direct sales force, marketing arrangements and also utilize original equipment manufacturing (“OEM”) and original design manufacturing (“ODM”) arrangements for our products sales and distribution. We utilize sales channel relationships with larger system integrators who provide solutions to large government agencies. Our international sales are primarily made through a specialized international direct sales force in conjunction with company-authorized dealers/distributors, which typically provide a local contact and arrange for technical training in foreign countries. Our analog encryption secured communications products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. We have also developed an analog encryption product that uses digital technology in order to obtain higher levels of security and allows for compatibility with our analog encryption product line.

Much of our business is obtained through submission of formal competitive bids. Our governmental customers generally specify the terms, conditions and form of the contract. Government business is subject to government funding decisions and contract types can vary widely, including fixed-priced, cost plus, indefinite-delivery/indefinite quantity, or IDIQ, and government-wide acquisition contracts with the General Services Administration, or GSA, which requires pre-qualification of vendors and allows government customers to more easily procure our products and systems.

Our product revenue is generated under purchase orders, which are made and generally fulfilled within a 90-day period. Our system revenue is generated under long-term contracts which may span several years and is recorded under the percentage-of-completion method.

Factors Affecting Our Business

Fluctuations and Seasonality of Results—Due to the timing of orders and seasonality, our quarterly results fluctuate. In both our private wireless and secured communications segment, we experience seasonality in our results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. The unpredictable sales cycle and aftermarket nature of part of our secured communications business can also cause significant variations from quarter to quarter.

Gross Margins—There are a number of factors that have impacted and will impact our gross margins. These include:

•

Revenue Mix—We have historically generated consistently higher gross margins from our secured communications products. The mix of revenues between our private wireless communications and secured communications segments can cause our gross margins to vary from period to period. Within the secured communications segment, 3eTI does not replicate the gross margin levels historically provided by Transcyrpt, thus as Transcrypt revenues decline and 3eTI revenues grow, we expect overall lower gross margins for this segment in the future. Within the private wireless communications segment, we also experience significant business mix changes and expect continued gross margin variability.

•	Facility Move—During 2004, we began moving EFJohnson’s operations in Waseca, Minnesota to Irving, Texas. We completed the move during the first quarter of 2005. This move involved periods of planned duplicative operations and inefficiencies in the manufacturing of our wireless communications products. In June 2005, we completed the move of our corporate headquarters from Washington, D.C. to Irving, Texas.

•

Outsourcing—During 2004, we made the decision to design our own RF module and outsource manufacturing of our products and systems. Through the first quarter of 2005, we produced most of our private wireless communications products at our Minnesota facility. As of March 31, 2005, the Minnesota facility was substantially closed, and we transitioned this production to our Texas-based outsource vendor. In late 2004 and 2005, we also began integrating our own RF module instead of purchasing a third-party module. These activities negatively impacted our gross margins during 2005 and 2006 due to the complex processes, rework and inventory arrangements established with our contract manufacturer. During the first quarter of 2006, a supplier provided product to us which did not meet our specification, quantity and delivery schedule requirements. Our contract manufacturer therefore, was unable to produce enough radios to meet our customers’ demand, resulting in increased inventory levels due to scheduled product deliveries from other vendors and decreased product shipments to customers. We satisfactorily addressed this supply chain issue and resumed delivering product to customers in April 2006. During 2006, we added a second contract manufacturer to improve price competition and quality as well as to mitigate production risk.

Research and Development—With the adoption of the Project 25 standard, the need for digital product technology for government customers has increased. As such, we concentrate our research and development efforts on digital technology for our growing private wireless communications segment. We will continue to develop products and systems in 2007 which comply with the Project 25 standard. Additionally, we plan to invest research and development efforts in 3eTI supporting incremental product development and government certifications for our products and software solutions.

In 2006, research and development expenditures have been concentrated on:

•	trunked and conventional Project 25 system infrastructure, including repeaters, voters and base stations;

•	applying standard internet protocol switching techniques for connecting wireless sites utilizing VOIP technology;

•	development of new lower cost radios with new features such as submersibility;

•	digital encryption for analog transmissions; and

•	continued development of our wireless networking solutions.

General and Administrative—General and Administration includes non-cash compensation from stock option re-pricing. In 2000 and 2001, we re-priced stock options to purchase 1,186,000 shares of common stock. As such, they are subject to variable accounting treatment. Our non-cash compensation (benefit) expense from these re-priced stock options was $(0.3) million for the year ended December 31, 2005. As of December 31, 2006, 14,022 of the 1,186,000 options to purchase shares of common stock remain outstanding. Upon our adoption of SFAS 123R, the expensing of the re-priced options under the variable accounting method was discontinued in accordance with the provisions of SFAS 123R.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), and selected the modified prospective method to report stock-based compensation amounts in the consolidated financial statements. We are currently using the Black-Scholes option pricing model to determine the fair value of all option grants. Prior to 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. For the year ended December 31, 2006 we recognized stock compensation expense of $1.8 million.

Amortization of Intangibles—Amortization expense, related to intangible assets which are subject to amortization, was $727 and $0.6 for the years ended December 31, 2006 and 2005. Amortization expense of intangible assets subject to amortization is anticipated to be approximately $1.6 million for 2007 and declining annually thereafter through 2016.

Intangible assets were purchased as part of the acquisition of 3eTI. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis. Intangible assets consisting of trademark and trade name and certifications are not subject to amortization, but will be reviewed for impairment at least annually.

In-Process Research and Development—In-process research and development acquired in the acquisition of $1.6 million was expensed.

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

Gross Profit.    Gross profit is net revenues less the cost of sales and is affected by a number of factors, including competitive pricing, product mix, business segment mix, cost of products and services, and conversion costs.

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

General and Administrative.    General and administrative expenses consist primarily of salaries and other expenses associated with our management, accounting, IT and administrative functions. This expense also includes the impact of equity-based compensation expense, the variable accounting treatment of repriced stock options prior to the adoption of SFAS 123R and costs related to our operating facilities moves. Pertinent to 3eTI, accounting for government contracts delineates what is a direct charge allowable to include in contract costs and what is considered to be an indirect charge reflected as general and administrative expenses. We consider indirect engineering labor and operating costs such as quality, planning, operations, and company fringe benefits, general administrative salaries and other general administrative expenses as general and administrative expense.

Net Interest Income or Expense.    Net interest income (expense) consists of interest income earned on cash and invested funds, net of interest expense for capital leases, commitment fees on the term note and bank line of credit.

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

We consider our critical accounting policies to be those that involve significant judgments and uncertainties, require estimates that are more difficult for management to determine, and have the potential to result in materially different outcomes under varying assumptions and conditions. The application of GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies we believe are critical and require the use of complex judgment in their application. For further discussion, see Notes to Consolidated Financial Statements.

Revenues

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

We periodically review our revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletins 101 and 104, Statement of Position 81-1 and other interpretations, as applicable. In addition, while most of our current products contain software, we believe the software is incidental in the overall context of our products’ features and functionality, therefore, at present we do not use revenue recognition pronouncements applicable to software sales.

Receivables

Accounts receivable are presented in the balance sheet at net realizable value, which equals the gross receivable value less allowance for bad debts and estimated returns and allowances. Such allowances are based upon our estimate of non-collectibility due to customer factors, such as payment history and customer classification. If our estimates of non-collectibility prove to be inaccurate, we may be required to record a larger allowance.

Other receivables consist of amounts due under inventory transfer agreements with the vendors with whom we have outsourced our wireless communication manufacturing and amounts owed to us pursuant to note agreements, inventory transfers or purchase orders.

Inventories

Inventories are recorded at the lower of cost or market with cost determined by the first-in, first-out, (“FIFO”) method. We periodically assess our inventory for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, and adjust inventory balances accordingly. We consider, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, the impact of introducing new products, and compliance with laws and regulations, including the Restriction of Hazardous Substances Directive (“RoHS”). If our estimate proves to be inaccurate, we may be required to adjust our reserves accordingly.

Inventories comprised of components and parts on hand to support maintenance of products previously sold, or Service Inventory, are anticipated to be utilized over extended periods of time. Service inventories are carried at the lower of cost or market.

Goodwill and Other Intangibles Assets

Goodwill represents the excess of purchase price over fair value of identifiable net tangible and identifiable intangible assets acquired. We assess the recoverability of the indefinite lived tangible and intangible assets by performing a fair value impairment test, at least annually. If the respective carrying amount exceeds the fair value, the indefinite lived tangible and intangible assets are considered to be impaired and written down to its estimated net realizable value. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such indefinite lived tangible and intangible assets and present value implied by estimates of future revenues, costs and expenses and other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of indefinite lived tangible and intangible assets may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the indefinite lived tangible and intangible assets. Identifiable intangible assets with identifiable fixed lives, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis.

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

Results of Operations

The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of sales	63.4	48.3	53.1

Gross profit	36.6	51.7	46.9

Operating expenses:
Research and development	12.7	14.5	13.6
Sales and marketing	10.8	10.9	12.8
General and administrative	19.6	13.7	15.5
Amortization of intangibles	0.7	0.0	0.0
In – process R&D	1.6	0.0	0.0

Total operating expenses	45.5	39.1	41.9

Income (loss) from operations	(8.9)	12.6	5.0
Interest income (expense), net	1.1	0.7	(0.1)
Other income	0.0	0.0	0.0
Income tax benefit	0.8	10.5	7.4

Net income (loss)	(7.0)%	23.8%	12.3%

Comparison of the Fiscal years Ended December 31, 2006 and 2005

Revenues. Our revenues increased $2.1 million, or 2%, to $96.7 million for the fiscal year ended December 31, 2006 from $94.6 million for fiscal 2005. In 2006, the private wireless communications segment revenues comprised $65.2 million, or 67% of total revenues, and the secured communications segment revenues comprised $31.5 million, or 33% of total revenues.

Private wireless communications revenues increased $0.6 million to $65.2 million in 2006 from $64.6 million in 2005. This 1% increase was principally the result of an increase in revenues relating to sales of products to state and local governments and partially offset by a decline in federal sales during 2006.

Secured communications revenues increased $1.5 million to $31.5 million in 2006 from $30.0 million in 2005. This 5% increase was the result of post acquisition revenues of $11.1 million from 3eTI offset by a $9.6 million decrease in sales to customers located in the Middle East in 2006.

Gross Profit.    Our gross profit decreased $13.5 million, or 28%, to $35.4 million in the fiscal year ended December 31, 2006 from $48.9 million for fiscal 2005. Gross margin was 37% in 2006, as compared to 52% for the same period in 2005. The decrease in overall gross margins reflects decreased gross margins of $8.5 million in private wireless communications and decreased margins in secured communications of 5.0 million during 2006.

The gross margin for the private wireless communications segment was 22% and 35% in 2006 and 2005 respectively. The private wireless communications gross margin in 2006 was impacted by significant changes in business mix which resulted in lower standard product margins by 11% during the year. The standard cost changes in our inventories, which resulted from cost reduction programs and increased supplier competition at year end, lowered overall margin by $1.1 million. Additionally, costs were incurred due to the complex operational process flows with our outsourcing partners resulting in fourth quarter book to physical adjustments and production scrap costs of $1.2 million.

During 2006, gross margin for the secured communications segment decreased to 68% from 88% in 2005. The lower 2006 margin for the secured communications segment substantially resulted from economies of scale achieved by Transcrypt in 2005 which were not replicated in 2006 as well as the impact of 3eTI gross margins which are approximately half of Transcrypt’s historical margins.

Research and Development.    Research and development expenses decreased $1.4 to $12.3 million in 2006 compared to $13.7 million in 2005. As a percentage of revenue, research and development expenses were 13% of revenues for 2006 and 14% for 2005. The decrease in research and development expenses in 2006 was primarily due the significant effort in 2005 associated with the development of our wireless communications replacement RF module and the resources assigned to our conventional and trunking infrastructure products.

Sales and Marketing.    Sales and marketing expenses increased $0.2 million, or 1%, to $10.5 million in 2006 from $10.3 million in 2005. As a percentage of revenue, sales and marketing expenses were 11% of revenues for both 2006 and 2005. The slight increase in sales and marketing expenses was attributable to increased trade show activity and marketing efforts during 2006.

General and Administrative.    General and administrative expenses increased $5.9 million, or 46%, to $18.9 million for 2006 from $13.0 million in 2005. As a percentage of revenue, general and administrative expenses were 20% of revenues for 2006, as compared to 14% during 2005.

Included in general and administrative expenses for the twelve months ended December 31, 2006 was $1.8 million related to equity compensation expense required by SFAS 123R. In the twelve months ended December 31, 2005, we recorded a benefit of $0.3 million related to the variable repricing of certain stock options. The variable repricing of these options was discontinued upon our adoption of SFAS 123R. Additionally, in the twelve months ended December 31, 2006, general and administrative expenses included $3.5 million of general and administrative expenses of 3eTI.

Amortization of Intangibles.    For the twelve months ended December 31, 2006, we recorded $0.7 million of amortization associated with the intangibles acquired in the 3eTI acquisition. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis.

In-Process Research and Development Expense.    For the twelve months ended December 31, 2006, we recorded a one time charge of $1.6 million for in-process research and development expenses associated with the acquisition of 3eTI. The technologies underlying the in-process research and development charge are based on two primary complex development efforts neither of which had reached technology feasibility at the date of acquisition. Both technology efforts are expected to be fully developed and released as products to meet the needs of different groups of customers either on a stand alone basis or as an integral part of a solutions offering.

Interest Income (Expense), Net.    Net interest income (expense) increased $0.4 million to $1.1 million in 2006 from $0.7 million in 2005, due to a full year of interest earned on invested funds following the equity offering in the third quarter of 2005 partially offset by interest expense incurred on the term loan associated with the acquisition of 3eTI.

Income Tax Benefit.    Our income tax benefit decreased to $0.7 million in 2006 from $10.0 million in 2005, which primarily reflects the 2006 operating loss offset by increases in the valuation allowance on net deferred tax assets and certain business credits and adjustments. As of December 31, 2006, we had $23.7 million in deferred tax assets before the valuation allowance of $3.8 million. The increase in the valuation allowance in 2006 is based upon management’s conclusions regarding, among other considerations, our operating results during 2006, 2005 and 2004, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income (loss).    Net income (loss) was $(6.8) million in 2006, a decrease of $29.3 million, or 130%, as compared to net income of $22.5 million in 2005.

The private wireless communications operating loss increased $8.8 million to $16.2 million during 2006 from $7.4 million during 2005, due to the first quarter supplier related stop ship and fourth quarter operating performance resulting from a decline in revenues and margin contribution associated with postponed customer orders, standard cost revaluation and inventory related adjustments described above. The operating income for secured communications decreased $11.4 million to $7.6 million in 2006 from $19.0 million in 2005 due to a $9.6 million decrease in sales to Middle East customers in 2006 offset by post acquisition revenues of $11.1 million from 3eTI at lower margins.

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

The private wireless communications operating loss increased $3.1 million to $7.4 million during 2005 from $4.3 million during 2004, primarily due to additional research and development costs attributable to new products and costs associated with the move to Texas from Minnesota. The operating income for secured communications increased $8.5 million to $19.0 million in 2005 from $10.5 million in 2004 due to the $9.9 million, a 49% increase in revenues in 2005.

Selected Quarterly Financial Information

The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the eight quarters ended December 31, 2006. In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for subsequent periods or for the entire fiscal year.

Quarterly Results of Operations

	Quarter Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005 (4)	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Revenues	$24,161	$19,855	$20,783	$29,817	$10,563	$28,750	$33,502	$23,906
Cost of sales (4)	8,838	9,847	11,622	15,364	5,014	16,249	21,084	18,944

Gross profit	15,323	10,008	9,161	14,453	5,549	12,501	12,418	4,962

Operating expenses:
Research and development	3,969	4,424	2,668	2,625	2,742	2,994	2,941	3,599
Sales and marketing	2,954	2,332	2,451	2,589	2,095	2,625	2,803	2,947
General and administrative (1) (2)	3,205	3,009	2,633	4,135	4,240	3,467	4,657	6,564
Amortization of intangibles	1	1	1	3	1	1	302	423
Write-off in-process R&D (5)	—	—	—	—	—	—	1,600	—

Total operating expenses	10,129	9,766	7,753	9,352	9,078	9,087	12,303	13,533

Income (loss) from operations	5,194	242	1,408	5,101	(3,529)	3,414	115	(8,571)
Interest (expense) income and other income (expense)	49	53	195	350	428	462	120	35

Net income (loss) before income taxes	5,243	295	1,603	5,451	(3,101)	3,876	235	(8,536)
Income tax benefit (3)	—	—	—	9,957	—	—	—	745

Net income (loss)	$5,243	$295	$1,603	$15,408	$(3,101)	$3,876	$235	$(7,791)

Net income (loss) per share—basic	$0.29	$0.02	$0.07	$0.60	$(0.12)	$0.15	$0.01	$(0.30)

Net income (loss) per share—diluted	$0.28	$0.02	$0.07	$0.59	$(0.12)	$0.15	$0.01	$(0.30)

Weighted average common shares— basic	18,313	18,519	21,383	25,617	25,710	25,796	25,851	26,019

Weighted average common shares— diluted	18,771	18,848	21,664	26,008	26,200	26,196	26,192	26,328

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.6	49.6	55.9	51.5	47.5	56.5	62.9	79.2

Gross profit	63.4	50.4	44.1	48.5	52.5	43.5	37.1	20.8
Operating expenses:
Research and development	16.4	22.3	12.8	8.8	26.0	10.4	8.8	15.1
Sales and marketing	12.2	11.7	11.8	8.7	19.8	9.1	8.4	12.3
General and administrative (1) (2)	13.3	15.2	12.7	13.9	40.1	12.1	13.9	27.5
Amortization of intangibles	0.0	0.0	0.0	0.0	0.0	0.0	0.9	1.8
Write-off in-process R&D	0.0	0.0	0.0	0.0	0.0	0.0	4.8	0.0

Total operating expenses	41.9	49.2	37.3	31.4	85.9	31.6	36.8	56.6

Income (loss) from operations	21.5	1.2	6.8	17.1	(33.4)	11.9	0.3	(35.9)
Interest (expense) income and other income (expense), net	0.2	0.3	0.9	1.2	4.0	1.6	0.4	.1
Income tax benefit (3)	—	—	—	33.4	—	—	—	3.1

Net income (loss)	21.7%	1.5%	7.7%	51.7%	(29.4)%	13.5%	0.7%	(32.6)%

(1)	We incurred non-cash compensation expense (benefit) of $(395), $(125), $180 and $35 in the quarters ended March 31, June 30, September 30 and December 31, 2005, respectively and $373, $444, $443 and $507 in the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively.

(2)	In relation to the relocation of its operating facilities, we incurred costs of $470 and $439 in the quarters ending March 31 and June 30, 2005, respectively.
(3)	We recorded a tax benefit of $9,957 in the fourth quarter of 2005 and a tax benefit of $745 in the fourth quarter of 2006. The timing of our changes in the estimate was dependent upon the relative certainty of factors considered by management.
(4)	During the third quarter of 2005, we recorded certain adjustments, the effect of which was to increase cost of sales and decrease gross margin by $606 in the third quarter. If these adjustments had been recorded in the second quarter, our gross margin would have been approximately 47% for both the second and third quarters of 2005. These adjustments had no impact on the annual amounts reported for the year ended December 31, 2005.
(5)	During the third quarter of 2006, we expensed the In Process Research and Development costs associated with the acquisition of 3eTI.

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

In connection with the acquisition of 3eTI, the total consideration paid by EFJ consisted of $36.0 million in cash, which includes $3.6 million to be held in escrow to indemnify EFJ for any claims under the Agreement. The acquisition was funded from $21 million in cash and a $15 million term loan under an amended credit facility.

We amended our secured line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 150 basis points at December 31, 2006. Following the renegotiation of this agreement, the $15.0 million term loan was fully funded and used to finance the acquisition of 3e Technologies International, Inc. No borrowings have been made on the revolving line of credit.

The loan agreement as amended with Bank of America (the “Loan Agreement”) provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the Loan Agreement as amended contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement as amended also provides for events of default that would permit the Lender to accelerate the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement as amended, the Lender has a security interest in substantially all assets of the Borrowers, including accounts receivable, inventory, machinery, equipment, real estate, and general intangibles.

On July 19, 2006, we entered into an interest rate swap agreement that effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, EFJ will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan.

We were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2006. As a result, on March 5, 2007 we executed an Amendment to the Loan Agreement whereby the Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the amendment.

Letters of credits and bonds.    In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total undrawn balance of $0.3 million on December 31, 2006. Performance and bid bonds, which expire on various dates, totaled $0.5 million at December 31, 2006. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2007.

Based upon our current level of operations and backlog of orders, we expect that our available cash, financing and cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months. Furthermore, we may utilize our revolving line of credit relating to the procurement cycle associated with a significant federal order for our private wireless segment.

Net cash from operating activities. Our operating activities provided / (used) cash of $6.5 million, and ($13.4) million and $14.1 million in 2006, 2005 and 2004 respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During 2006, we collected $110.9 million of billed receivables, that effectively increased cash from operating activities by $17.6 million. Additionally, $62.6 million was used to purchase inventories and $44.7 million was used for other operating expenses. Inventory purchases were higher than in the prior year due to projected increases in sales in our Private Wireless segment and inventory increases related to the acquisition of 3eTI. Additionally, the inventory balances have increased at December 31, 2006 due to business mix changes which resulted in inventory utilization patterns that were different than projected in the Private Wireless segment during the year.

During 2005, we collected $79.1 million of billed receivables that effectively reduced cash from operations by $17.5 million. This reduction primarily related to three significant accounts with the departments of the federal government included in the private wireless communication segment. Additionally, $54.5 million of cash was used to purchase inventories and $35.9 million was used for operating expenses.

During 2004, we collected $81.1 million of billed receivables, $40.3 million was used to purchase inventories and $25.1 million was used for operating expenses.

Net cash from investing activities.    During the years ended December 31, 2006, 2005 and 2004, we used $38.9 million, $2.5 million and $1.9 million in investing. In July 2006, $36.1 million was used to acquire 3e TI as described above and in Footnote 14. On March 31, 2006, $3.6 million was used to purchase and $4.6 million was provided from the sale of the EFJohnson facility in Irving, Texas. In 2006, cash of $4.2 million was used to purchase fixed assets. During 2005, $3.0 million was used to purchase fixed assets. During 2004, $2.5 million was utilized to purchase fixed assets with $0.4 million provided by the sale of assets as part of the transfer of operations from Waseca, Minnesota to Irving, Texas.

Net cash from financing activities.    Financing activities provided (used) cash of $16.1 million in 2006, $45.5 million during 2005, and $(7.4) million during 2004. In July 2006, financing activities provided $15.0 million through the issuance of a term note as described above. During 2005, cash of $45.1 million was generated by the sale of 6,900,000 shares of common stock in August, 2005. During 2004, we used $7.4 million in financing activities, substantially related to paying off our $7.5 million outstanding line of credit balance in February 2004.

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

Operating leases

We also lease various equipment and buildings under operating leases. Future minimum rental payments under non-cancelable operating lease agreements are shown below in the table under the subheading “Contractual Obligations.” Of the $6.5 million total operating lease obligations, $5.4 million relates to the leases of our operating facilities for our private wireless communications segment, with leases expiring through March 2016; $2.0 million relates to our secured communications segment, with a lease expiration in June 2014 and $(0.9) million relates to sale lease back gain amortization and short term sublet premises. We anticipate that, in the normal course of business, leases will be renewed or replaced as they expire.

Tabular Disclosure of Contractual Obligations

Our known contractual obligations as of December 31, 2006 are shown below:

Contractual Obligations (in millions)	Payment due by period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
Long-term debt obligations	$15.0	$—	$—	$15.0	$—
Operating lease obligations	6.5	1.3	1.6	1.3	2.3
Purchase obligations	33.3	33.3	—	—	—
Other long-term liabilities – deferred revenue	0.9	0.9	—	—	—

Total	$55.7	$35.5	$1.6	$16.3	$2.3

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in VIE transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments consist of cash, cash equivalents, short- and long-term investments, trade accounts receivable, accounts payable and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. As of December 31, 2006, we had an investment portfolio of short-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts. Due to the short duration of our investment portfolio, a hypothetical 1% change in interest rates would not be material to our financial condition or results of operations.

Although all of our sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic and political conditions could result in lower revenues for us. While many of our international sales are supported by letters of credit or cash in advance, the purchase of our products by international customers presents increased risks, which include:

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be adopted by the company on January 1, 2007. While the company is still evaluating the impact of adoption of FIN 48 on its consolidated financial statements, it believes that adoption of FIN 48 will increase the liabilities accrued for uncertainty in income taxes at December 31, 2006 by $400 to $2,000 with a corresponding increase in accumulated deficit at January 1, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Prior to the application of SAB 108, we used the roll-over method for quantifying identified financial statement misstatements. We applied SAB 108 during the fourth quarter of 2006, and were not required to record an adjustment as a result of the application of SAB 108.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, or the Disclosure Controls, as of the years ended December 31, 2006 and 2005. This evaluation, or the controls evaluation, was done under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based on this evaluation, our CEO and CFO concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

During the fiscal year 2006, we designed, developed, and implemented new/modified control procedures associated with inventory costing, purchasing, shipping, and receiving with our outsource manufacturing providers. In response to the increased risk imposed by these changes, we increased the nature and extent of analytical review and analysis of the accounts impacted by these changes. In addition, we initiated timely investigations to evaluate and correct process controls and transaction processing as deemed necessary. Further, we planned and executed full physical inventory counts during the year. We anticipate that there will be additional changes in our internal control process during the first quarter ending March 31, 2007, as we continue to enhance our internal control effectiveness in conjunction with these processes.

There were no other changes in our internal controls over financial reporting during the quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s assessment of the effectiveness of Internal Controls as of December 31, 2006 has been audited by the Company’s independent registered public accounting firm which has also audited the Company’s consolidated financial statements. Management’s Report on Internal Control appears herein at Page F-1 of Part IV of this Annual Report.

The independent registered public accounting firm’s attestation report on management’s assessment of the Company’s Internal Controls appears herein, at Part IV of this Annual Report.

We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of 3eTI, which we acquired on July 10, 2006. At December 31, 2006 and for the period from July 11, 2006 through December 31, 2006, total assets and total revenues subject to 3eTI’s internal control over financial reporting represented 25.9% and 11.4% of the Company’s consolidated total assets and total revenues as of and for the year ended December 31, 2006.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information provided under the headings “Proposal One—Election of Class II Directors”, “Corporate Governance and Information About Directors”, “Information about Executive Officers,” “Security Ownership” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” of our Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information provided under the headings “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards Table”, “Outstanding Equity Awards at Fiscal Year-End Table”, “Option Exercises and Stock Vested Table”, “Nonqualified Deferred Compensation Table”, “ All Other Compensation Table”, and “Perquisites Table” of our Proxy Statement. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in our Proxy Statement is not incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled “Security Ownership” of our Proxy Statement.

The following table summarizes our equity compensation plan information as of December 31, 2006. Information is included for both equity compensation plans which were approved by our stockholders. We currently maintain two equity compensation plans, the 1996 Stock Incentive Plan and the 2005 Omnibus Incentive Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 1996 Stock Incentive Plan and 2005 Omnibus Incentive Plan as of December 31, 2006.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,503,672	$6.91	613,250
Equity compensation plans not approved by security holders	0	0	0

Total	1,503,672	$6.91	613,250

(1)	Under the 2005 Omnibus Incentive Plan, the Compensation Committee may make various stock-based awards. In addition, shares covered by outstanding awards may become available for new awards if, among other things, the outstanding awards are forfeited or otherwise are terminated before the awards vest and shares are issued.
(2)	The 1996 Stock Incentive Plan terminated under its own terms on December 31, 2006. As such, there are no securities remaining for future issuance under this Plan.

In addition, the Company maintains the 1999 Non-Employee Director Stock Purchase Plan under which the non-employee directors of the Company may elect to receive some or all of their compensation for serving on the

Board of Directors of the Company in the form of Company common stock. During 2006, Veronica Haggart and Thomas Thomsen elected to participate in the 1999 Plan. As of December 31, 2006, there were 79,963 shares available for issuance under this Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled “Corporate Governance And Information About Directors—Certain Relationships and Related Transactions” of our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled “Audit Committee Disclosure” of our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a). Financial Statements

The following documents are filed as part of this report.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or the information is presented in the consolidated financial statements or related notes.

(b).	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC (the original Exhibit number is referenced parenthetically).

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the January 1997 Registration Statement).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the January 1997 Registration Statement).

10.1+	Transcrypt International, Inc. 1999 Non Employee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).

10.2+	Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K).

10.3	RESERVED

10.4+	Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the S-8 Registration Statement).

Exhibit Number	Description

10.5+	Form of Indemnification Agreement between the Company and each executive officer and director of the Company (incorporated herein by reference to Exhibit 10.5 to the January 1997 Registration Statement).

10.6	License Agreement for APCO 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.6 to the January 1997 Registration Statement).

10.7*	Amendment, dated as of June 28, 1996, to License Agreement for APCO Project 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.7 to the January 1997 Registration Statement).

10.8	OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.8 to the January 1997 Registration Statement).

10.9*	Amendment, dated as of July 15, 1996, to OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.9 to the January 1997 Registration Statement).

10.10	RESERVED

10.11+	Letter Agreement dated August 13, 2001 between Transcrypt International, Inc. and Massoud Safavi, regarding employment rights (incorporated herein by reference to Exhibit 10.11 to the 2001 Form 10-K).

10.12	License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of August 14, 1995 (incorporated herein by reference to Exhibit 10.12 to the January 1997 Registration Statement).

10.13	Consigned Inventory Agreement between Arrow/Schwebber Electronics Group and the Company, dated as of June 22, 1994 (incorporated herein by reference to Exhibit 10.13 to the January 1997 Registration Statement).

10.14	Transcrypt Executive Health Program (incorporated herein by reference to Exhibit 10.14 to the 2001 Form 10-K).

10.15	Manufacturing Agreement for certain radio communications equipment between E.F. Johnson Company and McDonald Technologies International, Inc. dated May 14, 2004 (incorporated herein by reference to Exhibit 10-16 to the Company’s Annual Report on Form 10-K filed on March 3, 2005).

10.16	Manufacturing Agreement for certain radio communications equipment between Transcrypt International and Tran Electronics, Inc. dated December 2, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed on December 2, 2004).

10.17+	2005 Omnibus Incentive Plan (hereinafter referred to as “2005 Plan”) incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129717 (hereinafter referred to as “S-8 Omnibus Registration Statement”).

10.18+	2005 Omnibus Incentive Plan’s Form of Notice of Award between the Company and certain employees and directors of the Company. Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, No. 333-129717.

10.19+	Employment Agreement between the Company and Jana Ahlfinger Bell executed February 1, 2005. Incorporated herein by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on March 18, 2005.

Exhibit Number	Description
10.20 – 10.22	RESERVED

10.23	Addendum I to License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of July 12, 2001 (incorporated herein by reference to Exhibit 10.23 to the 2001 Form 10-K [original License Agreement is listed above as Exhibit 10.12]).

10.24+	Form of Adoption Agreement for Nonstandardized 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.24 to the January 1997 Registration Statement).

10.25+	Defined Contribution Master Plan and Trust Agreement of Norwest Bank Nebraska, NA., Master Plan Sponsor (incorporated herein by reference to Exhibit 10.25 to the January 1997 Registration Statement).

10.26 – 10.35	RESERVED

10.36	License Agreement, dated as of January 15, 1997, between E.F. Johnson Company and Johnson Data Telemetry Corporation (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1, No. 333-35469, declared effective on October 15, 1997).

10.37 – 10.40	RESERVED

10.41+	Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999 (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.42+	Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.43+	Schedule of base salaries of Named Executive Officers established by EFJ, Inc. Compensation Committee.

10.45+	Employment Agreement between the Company and Ellen O. O’Hara executed January 6, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed on January 19, 2005).

10.46+	Transcrypt International, Inc. Michael Jalbert 1999 Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Jalbert S-8 Registration Statement).

10.47	Lease Agreement between the Company and Walnut Hill/DBI Ventures I, L.P. dated December 17, 2003. Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.48	Revolving Line of Credit Loan Agreement and Security Agreement between the Company and Bank of America, N.A., dated November 19, 2002 (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.49	RESERVED

10.50	Amendment to its Revolving Line of Credit Loan Agreement and Security Agreement between the Company and Bank of America, N.A., dated September 16, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed on November 5, 2004).

Exhibit Number	Description
10.51	Lease Agreement between the Company and 1440 Corporate Drive, L.P. (incorporated herein by reference to Exhibit 10.20 to the Company’s Report on Form 8-K filed on April, 6, 2006).

10.52+	Employment Agreement between Robert C. Donohoo and the Company dated June 2, 2006 (incorporated herein by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on July 11, 2006).

10.53	Agreement and Plan of Merger dated as of July 10, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on July 14, 2006).

10.54	Second Amendment to Revolving Line of Credit Loan Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on July 14, 2006).

10.55	Term Note dated as of July 11, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed on July 14, 2006).

10.56	Second Amendment to Revolving Note dated as of July 11, 2006 (incorporated herein by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on July 14, 2006).

10.57+	Employment Agreement between Massoud Safavi and the Company dated as of Oct. 1, 2006 (incorporated herein by reference to Exhibit 99.2 to the Company’s Report on Form 8-K filed on Sept. 28, 2006).

10.58+	Amendment to the Employment Agreement between Massoud Safavi and the Company dated as of Oct. 26, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on Oct. 31, 2006).

10.59+	Form of the Company’s Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on Oct. 31, 2006).

10.60+	Form of the Company’s Non-Statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed on Oct. 31, 2006).

10.61	Third Amendment to Revolving Note dated as of March 5, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on March 7, 2007).

11.1	Statement re. Computation of Per Share Earnings.

21	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP.

31.1	Chief Executive Officer’s Certification of Report on Form 10-K for Year Ended December 31, 2006.

31.2	Chief Financial Officer’s Certification of Report on Form 10-K for Year Ended December 31, 2006.

32.1	Written Certification of Chief Executive Officer, dated March 6, 2007, pursuant to 18 U.S.C. § 1350.

32.2	Written Certification of Chief Financial Officer, dated March 6, 2007, pursuant to 18 U.S.C. § 1350.

*	Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFJ, INC.

By:	/S/ MICHAEL E. JALBERT
Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: March 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL E. JALBERT Michael E. Jalbert	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2007

/S/ JANA AHLFINGER BELL Jana Ahlfinger Bell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2007

/S/ EDWARD H. BERSOFF Edward H. Bersoff	Director	March 7, 2007

/S/ VERONICA HAGGART Veronica Haggart	Director	March 7, 2007

/S/ MARK S. NEWMAN Mark S. Newman	Director	March 7, 2007

/S/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 7, 2007

/S/ WINSTON J. WADE Winston J. Wade	Director	March 7, 2007

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

We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of 3eTI, which we acquired on July 10, 2006. At December 31, 2006 and for the period from July 11, 2006 through December 31, 2006, total assets and total revenues subject to 3eTI’s internal control over financial reporting represented 25.9% and 11.4% of the Company’s consolidated total assets and total revenues as of and for the year ended December 31, 2006.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

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

/s/ MICHAEL E. JALBERT
Michael E. Jalbert, Chief Executive Officer

/s/ JANA AHLFINGER BELL
Jana Ahlfinger Bell, Chief Financial Officer

Irving, Texas

March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

EFJ, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of EFJ, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EFJ, Inc and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment that the Company’s internal control over financial reporting as of December 31, 2006, was effective and an unqualified opinion on the effectiveness of the Company’s internal control over the financial reporting as of December 31, 2006.

/s/  GRANT THORNTON LLP

Dallas, Texas

March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

EFJ, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management’s Report, that EFJ, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded 3e Technologies International, Inc. (“3eTI”) from its assessment of internal control over financial reporting as of December 31, 2006, because it was acquired by the Company on July 10, 2006. We have also excluded 3eTI from our audit of internal control over financial reporting. 3eTI is a wholly-owned subsidiary whose total assets represent 25.9% of the related consolidated financial statement amounts as of December 31, 2006, and whose total revenues from July 11, 2006 to December 31, 2006 represent 11.4% of the related consolidated financial statement amounts for the year ended December 31, 2006.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control— Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 7, 2007 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Dallas, Texas

March 7, 2007

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(in thousands, except share and per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$22,885	$39,107
Accounts receivable, net of allowance for returns and doubtful accounts of $547 and $135	23,427	35,745
Receivables – other	8,673	7,209
Cost in excess of billings on uncompleted contracts	3,940	1,726
Inventories	24,411	14,092
Deferred income taxes	3,814	1,287
Prepaid expenses	1,317	692

Total current assets	88,467	99,858
Property, plant and equipment, net	6,744	4,573
Deferred income taxes, net of current portion	16,115	22,853
Goodwill	25,513	5,126
Intangible assets, net of accumulated amortization	15,638	1,615
Other assets	86	213

TOTAL ASSETS	$152,563	$134,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$5	$65
Accounts payable	11,097	5,611
Accrued expenses	8,111	7,344
Billings in excess of cost on uncompleted contracts	427	5
Deferred revenues	885	363

Total current liabilities	20,525	13,388
Long-term debt obligations, net of current portion	15,000	5
Other liabilities	332	—

TOTAL LIABILITIES	35,857	13,393

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock ($.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 50,000,000 voting shares authorized, 26,179,707 and 25,867,094 issued and outstanding at December 31, 2006 and 2005)	262	259
Additional paid-in capital	151,665	150,387
Accumulated other comprehensive loss	(332)	—
Unearned stock compensation	—	(1,693)
Accumulated deficit	(34,889)	(28,108)

TOTAL STOCKHOLDERS’ EQUITY	116,706	120,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,563	$134,238

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005, 2004

(in thousands, except share and per share data)

	2006	2005	2004
Revenues	$96,721	$94,616	$80,870
Cost of sales	61,291	45,671	42,901

Gross profit	35,430	48,945	37,969

Operating expenses:
Research and development	12,276	13,686	11,020
Sales and marketing	10,470	10,326	10,389
General and administrative	18,928	12,982	12,493
Amortization of intangibles	727	6	6
Write-off of in-process R&D	1,600	—	—

Total operating expenses	44,001	37,000	33,908

Income (loss) from operations	(8,571)	11,945	4,061
Interest income	1,551	753	37
Interest expense	(506)	(70)	(121)
Other expense, net	—	(36)	(19)

Income (loss) before income taxes	(7,526)	12,592	3,958
Income tax benefit	745	9,957	6,000

Net income (loss)	$(6,781)	$22,549	$9,958

Net income (loss) per share—basic	$(0.26)	$1.07	$0.56

Net income (loss) per share—diluted	$(0.26)	$1.06	$0.53

Weighted average common shares—basic	25,844,956	20,984,688	17,824,708

Weighted average common shares—diluted	26,207,242	21,253,783	18,749,893

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2006, 2005, and 2004

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2003	17,577,515	$176	$100,845	—	—	$(60,615)	$40,406

Net income	—	—	—	—	—	9,958	9,958
Expenses related to repriced options	—	—	2,121	—	—	—	2,121
Exercise of stock options	675,320	7	459	—	—	—	466
Issuance of stock to directors in lieu of cash compensation	5,042	—	34	—	—	—	34

Balance, December 31, 2004 (1)	18,257,877	$183	$103,459	$—	$—	$(50,657)	$52,985

Net income	—	—	—	—	—	22,549	22,549
Issuance of restricted stock awards	170,000	2	1,586	(1,588)	—	—	—
Expense related to restricted stock awards	—	—	—	33	—	—	33
Revaluation or restricted stock awards	—	—	138	(138)	—	—	—
Exercise of stock options	526,250	5	419	—	—	—	424
Issuance of stock to directors in lieu of cash compensation	12,967	—	102	—	—	—	102
Proceeds of stock offering, net of expenses of $586	6,900,000	69	44,988	—	—	—	45,057
Benefit related to repriced options	—	—	(305)	—	—	—	(305)

Balance, December 31, 2005	25,867,094	$259	$150,387	$(1,693)	$—	$(28,108)	$120,845

Comprehensive loss:
Net loss	—	—	—	—	—	(6,781)	(6,781)
Fair value adjustments for interest rate swap	—	—	—	—	(332)	—	(332)

Total comprehensive loss	—	—	—	—	—	—	(7,113)
Unearned stock compensation reclassification	—	—	(1,693)	1,693	—	—	—
Expense related to restricted stock awards	—	—	460	—	—	—	460
Expense related to option awards	—	—	1,307	—	—	—	1,307
Modification to restricted stock awards	(20,000)	—	—	—	—	—	—
Issuance of stock to directors in lieu of cash compensation	4,460	—	32	—	—	—	32
Exercise of stock options	168,390	2	196	—	—	—	198
Proceeds of sale of stock	159,763	1	976	—	—	—	977

Balance, December 31, 2006	26,179,707	$262	$151,665	$—	$(332)	$(34,889)	$116,706

1)	At our June 3, 2004 Annual Meeting of Stockholders, the Stockholders approved an amendment of the Certificate of Incorporation to increase the number of authorized shares of voting common stock from 25,000,000 or 50,000,000.

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005, 2004

(in thousands, except share data)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(6,781)	$22,549	$9,958
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,075	1,720	1,441
Loss (gain) on sale of property, plant and equipment	129	(16)	(67)
Recognition of deferred gain	(74)	—	—
Deferred income taxes	(821)	(10,140)	(6,000)
Write off of in-process R&D	1,600	—	—
Non-cash stock compensation.	1,767	(272)	2,121
Changes in operating assets and liabilities:
Accounts receivable, net	17,585	(17,449)	(769)
Receivables—other	(795)	(4,825)	—
Cost in excess of billings on uncompleted contracts	(2,214)	(88)	(769)
Inventories, net	(9,080)	(1,049)	4,997
Prepaid expenses	(272)	29	(134)
Accounts payable	1,969	(2,923)	(48)
Accrued expenses	(498)	1,173	2,765
Billings in excess of cost on uncompleted contracts	422	(1,245)	1,220
Deferred revenues	522	(822)	(607)

Total adjustments	13,315	(35,907)	4,150

Net cash provided by (used in) operating activities	6,534	(13,358)	14,108

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,600	192	464
Purchase of facility	(3,650)	—	—
Purchase of property, plant and equipment	(4,189)	(3,001)	(2,546)
Acquisition, net of cash acquired	(36,074)	—	—
Other assets	415	300	173

Net cash used in investing activities	(38,898)	(2,509)	(1,909)

Cash flows from financing activities:
Proceeds from long-term debt	15,000	—	—
Payments on revolving line of credit, net	—	—	(7,500)
Principal payments on long-term debt	(65)	(124)	(359)
Proceeds from issuance of common stock, net of expenses	977	45,057	—
Proceeds from exercise of stock options	230	424	466
Other	—	133	34

Net cash provided by (used in) financing activities	16,142	45,490	(7,359)

Net increase (decrease) in cash and cash equivalents	(16,222)	29,623	4,840
Cash and cash equivalents, beginning of year	39,107	9,484	4,644

Cash and cash equivalents, end of year	$22,885	$39,107	$9,484

Supplemental Disclosure of Cash Flow Information:

We paid interest of $262, $69 and $40 during the years 2006, 2005 and 2004, respectively.

We paid income taxes of $398 in 2006 and $70 in both 2005 and 2004.

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

Principles of Consolidation

The consolidated financial statements include the accounts of EFJ, Inc. and our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

All highly-liquid investments with original maturities less than 90 days are considered cash equivalents. We place our temporary cash investments with high-credit financial institutions. Such investments are carried at cost, which approximates fair value.

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

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

known. Anticipated losses on contracts are recognized as soon as such losses are determined to be probable and reasonably estimable.

Government funded services revenues from cost plus contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee. Revenues from fixed-type contracts are recognized under the percentage of completion method with estimated costs and profits included in contract revenue as work is performed. Revenues from time and materials contracts are recognized as costs are incurred at amounts represented by the agreed billing amounts.

Deferred revenues includes unearned fees on systems maintenance contracts sold to customers. We recognize the fees ratably over the life of the contract, generally on a straight-line basis.

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

Receivables

Accounts receivable are presented in the balance sheet at net realizable value, which equals the gross receivable value less allowance for bad debts and estimated returns and allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Such allowances are based upon our estimate of non-collectibility due to customer factors such as payment history and customer classification. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for returns and doubtful accounts increased from $135 (or 0.4% of gross receivable value) at December 31, 2005 to $547 (or 2.3% of gross receivable value) at December 31, 2006. The primary reason for the increase was a change in the customer mix in the year-end receivables.

Other receivables consist of amounts due under inventory transfer agreements with the vendors with whom we have outsourced our wireless communication manufacturing and amounts owed to us pursuant to note agreements, inventory transfers or purchase orders which may or may not bear interest. Of the $673 and $7,209 balances at December 31, 2006 and 2005, respectively, $12 and $1,529 are comprised of notes executed with an outsourced wireless communication manufacturer. The notes were received in exchange for raw material inventories transferred near the end of 2004 and in the first quarter of 2005 and equipment purchased. We have a security interest in the inventories, and the note agreements call for monthly payments to not be less than actual inventories consumed. The remaining balance at December 31, 2006, reflects credits due from the outsourced wireless communication manufacturers as a result of inventories purchased or transferred for production of approximately $8.2 million and other amounts of $0.1 million. The transactions reflected as other receivables are not revenue generating transactions.

Inventories

Inventories are recorded at the lower of cost or market with cost determined by the first-in, first-out, or FIFO method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

issues. We make estimates of inventory obsolescence, providing reserves when necessary, and adjust inventory balances accordingly. We consider, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products.

Inventories comprised of components and parts on hand to support maintenance of products previously sold, or service inventories, are anticipated to be utilized over extended periods of time. Service inventories are carried at the lower of cost or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Our policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements—15 to 30 years; equipment and furniture and fixtures—2 to 7 years; computer applications (software) 1 to 3 years. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results.

Intangible Assets

Goodwill represents the excess of purchase price over fair value of identifiable net tangible and identifiable intangible assets acquired. Other indefinite lived intangible assets consist of trademark, tradenames, and certifications that are not subject to amortization. We assess the recoverability of goodwill and other indefinite-lived intangible assets by performing a fair value impairment test of the respective reporting unit, at least annually and if a triggering event were to occur in an interim period. If the respective carrying amount exceeds the fair value, goodwill or other indefinite-lived intangible assets are considered to be impaired and written down to its estimated net realizable value. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such reporting unit and present value implied by estimates of future revenues, costs and expenses and other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or other indefinite-lived intangible assets may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the goodwill or other indefinite-lived intangible assets. Additionally, specifically identifiable intangible assets with identifiable fixed lives, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis.

Derivatives

In connection with our term loan, we have entered into an interest rate swap agreement, which is reported as a derivative financial instrument at fair value in the consolidated financial statements. Changes in the fair value of the derivative are included each period in accumulated other comprehensive loss in the consolidated financial statements if the derivative is designated as effectively hedged. Any ineffective portion is recognized currently into earnings. We enter into derivative transactions to manage our exposure to fluctuations in interest rates, and to decrease volatility of earnings and cash flows associated with changes in variable interest rates underlying our term loan. We do not enter into derivative transactions for speculative or trading purposes.

The cash flows of the interest rate swap are expected to be highly effective in offsetting cash flows attributable to fluctuations in the cash flows of the floating rate term loan. If it becomes probable that a

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

forecasted transaction will no longer occur, the interest rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive loss will be recognized immediately into earnings. If the interest rate swap agreement is terminated prior to its expiration date, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure.

We use the cumulative approach to assess effectiveness of this cash flow hedge. The measurement of hedge ineffectiveness is based on the cumulative dollar offset method. To date, the interest rate swap has been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive loss into earnings for hedge ineffectiveness.

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

Income Per Share

Basic net income per share is calculated based upon the weighted average number of common shares outstanding during the period. Outstanding options at December 31, 2006, 2005 and 2004, to purchase 1,291,172, 1,267,767, and 1,398,466 shares of common stock, with weighted average exercise prices of $6.91, $5.97, and $3.02, were used in the computation of common share equivalents for 2006, 2005 and 2004, respectively. At December 31, 2006, 441,120 of the 1,291,172 outstanding options and at December 31, 2005, 361,550 of the 1,267,767 outstanding options were excluded from the computation of weighted average shares outstanding because their exercise prices were above the annual average trading price of our common stock. All outstanding options at December 31, 2004 were included in the computation at that date as all such options had exercise prices below the annual average trading price of our common stock.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. Equipment purchased with alternative future benefit in R&D activities is capitalized and resulting depreciation is recorded as R&D expense.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

Additionally, R&D costs include employee salaries directly related to R&D efforts and all other costs directly allocable to R&D efforts, including equipment for which there is no alternative use. R&D costs are presented separately as an operating expense in our consolidated statements of operations. Certain legal costs incurred in securing patents may be capitalized.

Interest Income

Interest income is recognized as earned on cash, cash equivalents and notes receivable.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be adopted by the company on January 1, 2007. While the company is still evaluating the impact of adoption of FIN 48 on its consolidated financial statements, it believes that adoption of FIN 48 will increase the liabilities accrued for uncertainty in income taxes at December 31, 2006 by $400 to $2,000 with a corresponding increase in accumulated deficit at January 1, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Prior to the application of SAB 108, we used the roll-over method for quantifying identified financial statement misstatements. We applied SAB 108 during the fourth quarter of 2006, and were not required to record an adjustment as a result of the application of SAB 108.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

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

Accounting For Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. Prior to 2006, we accounted for stock compensation under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. At December 31, 2006 we recognized compensation expense of $1.3 million related to stock option grants and $0.5 million related to restricted stock grants.

Stock Option Plans

We use the Black-Scholes option pricing model to determine the fair value of all option grants. For option grants issued in the year December 31, 2006, 2005, and 2004 the following weighted-average assumptions were used:

	2006	2005	2004
Expected option life	4.75 years	10 years	10 years
Expected annual volatility	96%	39%	75%
Risk-free interest rate	4.59%	4.39%	4.24%
Dividend yield	0%	0%	0%

Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards in 2005 and 2004, our net income and pro forma net income per share would have been as follows:

	2005	2004
Net income—as reported	$22,549	$9,958
Less: Stock option repricing (benefit) expense—as reported	(305)	2,121
Pro forma general and administrative expenses for stock option compensation.	1,049	519

Pro forma net income	$21,195	$11,560

Net income per share, basic—as reported	$1.07	$0.56
Net income per share, diluted—as reported	$1.06	$0.53

Pro forma net income per share, basic	$1.01	$0.65
Pro forma net income per share, diluted	$1.00	$0.62

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

The weighted average fair value per option at date of grant during 2006, 2005 and 2004 was $7.51, $6.63 and $2.28, respectively.

Restricted Stock Plan

Restricted stock issued during 2006 vests over a three year period from the date of grant. Restricted stock issued to employees or non-employee directors during 2005 include performance criteria. Compensation cost is recognized as expense based on the vesting period and consideration of performance criteria included in the restricted grant.

2.    Inventories:

The following is a summary of inventories at December 31:

	2006	2005
Raw materials and supplies	$9,350	$8,395
Work in process	655	1,432
Finished goods	12,240	93
Service inventories	2,965	4,564

	25,210	14,484
Less: reserve for obsolescence	799	392

	$24,411	$14,092

While substantially all of our products are manufactured by third parties, we continue to acquire raw materials for use in production by the third parties. Transfers of these raw materials to each manufacturer are not included in sales. The increase in the reserve for obsolescence from December 31, 2005 to December 31, 2006 relates primarily to service stock held to provide maintenance to our customer base. The inventory balances have increased at December 31, 2006 due to business mix changes which resulted in inventory utilization patterns that were different than projected in the private wireless segment and inventory increases related to the acquisition of 3eTI.

3.	Contracts in Progress:

Costs incurred to date, profits and the related progress billings to date on contracts in progress are as follows as of December 31:

	2006	2005
Costs on uncompleted contracts	$111,093	$7,714
Profits in uncompleted contracts	13,264	7,538

	124,357	15,252
Less progress billings	120,844	13,531

	$3,513	$1,721

The above is included in the consolidated balance sheets as follows:
Cost in excess of billings on uncompleted contracts	$3,940	$1,726
Billings in excess of cost on uncompleted contracts	(427)	(5)

	$3,513	$1,721

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

Cost in excess of billings on uncompleted contracts includes direct costs of manufacturing, installation, project management, engineering, and allocable manufacturing overhead costs and accrued profits in excess of amounts billed. Billings in excess of costs on uncompleted contracts include amounts billed and accrued anticipated costs on open contracts in excess of costs and accrued profits. The increase in balances year over year are directly attributable to the inclusion of 3eTI.

4.	Property, Plant and Equipment:

Property, plant and equipment consist of the following at December 31:

	2006	2005
Buildings and improvements.	$557	$486
Equipment .	13,377	15,095
Furniture and fixtures	1,202	1,015
Software.	2,790	2,256
Construction in progress	699	11

	18,625	18,863
Less accumulated depreciation and amortization	11,881	14,290

	$6,744	$4,573

5.	Goodwill and Intangible Assets

We performed fair value-based impairment tests at December 31, 2006, 2005 and 2004 related to the EF Johnson reporting unit concluding no impairment of its related goodwill or trade name had occurred as of these dates and no events had occurred during the respective years that would indicate an impairment of such assets had taken place.

Additional intangible assets were purchased as part of the acquisition of 3eTI, as discussed in Note 18. In-process research and development acquired in the acquisition of $1.6 million was expensed.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

Amortization expense, related to intangible assets, was $727 and $6 for the years ended December 31, 2006 and 2005, respectively. Amortization expense of intangible assets is anticipated to be approximately $1.6 million, $1.5 million, $1.4 million, $1.4 million and $1.3 million for 2007, 2008, 2009, 2010 and 2011, respectively. Intangible assets consist of the following at December 31:

	December 31, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets not subject to amortization:
Goodwill	$25,513	$—	$25,513	$5,126	$—	$5,126
Trademarks and Tradenames	4,664	—	4,664	1,564	—	1,564
Certifications	1,230	—	1,230	—	—	—

	31,407	—	31,407	6,690	—	6,690
Intangible assets subject to amortization:
Existing technology	6,190	(1,566)	4,624	1,290	(1,290)	—
Customer relationships	4,800	(297)	4,503	—	—	—
License	320	(32)	288	—	—	—
Covenants not-to-compete	400	(117)	283	—	—	—
Patents	113	(67)	46	113	(62)	51

	11,823	(2,079)	9,744	1,403	(1,352)	51

	$43,230	$(2,079)	$41,151	$8,093	$(1,352)	$6,741

6.	Note Payable and Line of Credit

We amended our line of credit agreement with Bank of America in July 2006 to retain our revolving line of credit of up to $15.0 million and include a term loan of $15.0 million (the “Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 150 basis points at December 31, 2006. The interest rate in effect at December 31, 2006 was 6.35 percent. The Loan Agreement expires June 30, 2010.

The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI as described in Note 18 below. At December 31, 2006 and 2005, no borrowings have been made on the revolving line of credit. Average letters of credit, under our line of credit and the weighted average interest rate were respectively $272 and 12.4% during 2006, and $483 and 11.5% during 2005. The relatively high effective interest rate in 2006 and 2005 resulted from the unused line availability fees. The unused line availability fees were removed under the amended Loan Agreement. The total available credit under the line of credit was $10,886 and $14,428 as of December 31, 2006 and 2005 respectfully.

The Loan Agreement provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the Loan Agreement contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement also provides for events of default that would permit the lender to accelerate the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement the Lender has a security interest in substantially all assets of the borrowers, including accounts receivable, inventories, machinery, equipment, real estate, and general intangibles.

We were not in compliance with the financial covenants of the Loan Agreement for the quarter ended December 31, 2006. As a result, on March 5, 2007 we executed an Amendment to the Loan Agreement whereby the Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the amendment.

Future principal payments of long-term debt as of December 31, 2006 are as follows:

Year Ending December 31
2007	$5
2008	—
2009	—
2010	15,000
2011	—
Thereafter	—

$15,005

7.	Interest Rate Swap Agreement

On July 19, 2006, in connection with the amended loan agreement, we entered into an interest rate swap agreement that effectively converts the variable LIBOR component of the interest rate on the $15.0 million notional amount of the term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, the Company will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The fair value of the interest rate swap is $0.3 million and is included with other long-term liabilities and accumulated other comprehensive loss in the consolidated financial statements at December 31, 2006.

8.	Leases:

In 2004, we made the decision to move both of our operating facilities (see Note 21). In Lincoln, Nebraska, upon the termination of its prior facility lease in May 2004, Transcrypt moved to a near-by new facility also located in Lincoln. Transcrypt’s facility is a minor portion of an industrial park and is leased pursuant to a ten-year agreement expiring in June 2014, with an option for Transcrypt to renew for an additional five years. Annual occupancy costs, including common area maintenance charges, are approximately $218.

Further, in April 2004, we made the decision to move substantially all of our EFJohnson operations from Waseca, Minnesota to Irving, Texas. The lease on the Waseca property was extended three months, until March 31, 2005, at which time the move to Irving was substantially complete. EFJohnson’s operations were moved to a facility in Irving pursuant to a lease. Under this lease agreement, we exercised an option to purchase this facility for $3.6 million on March 31, 2006 (see Note 20) and simultaneously sold the facility and entered into a ten year lease agreement, expiring March 31, 2016. The annual lease payments are $400 in 2006 increasing to $500,000 in 2007 reflecting an additional 10,000 square feet expansion in the facility beginning in the first quarter of 2007.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

The 3eTI administrative facility is located in Rockville, Maryland. The lease will expire in July 2007 and we expect to move this facility to a nearby location in the third quarter of 2007. Annual occupancy costs, including common area maintenance charges, are approximately $641. 3eTI manufacturing facility is located in Indiana, Pennsylvania. The lease will expire in January 2007 and we expect to extend the lease for five years. Annual occupancy costs, including common area maintenance charges, are approximately $84.

3eTI has a Taiwan administrative and manufacturing branch office Taipei, Taiwan. A portion of the lease will expire in April 2007 and the remaining lease will expire in October 2007. We expect to extend the lease for undetermined number of years. Annual occupancy costs, including common area maintenance charges, are approximately $48.

We also lease additional warehouse facilities in: Irving, Texas; Waseca, Minnesota; Indiana, Pennsylvania; King George, Virginia and Gaithersburg, Maryland.

We also lease various equipment and buildings under operating leases. We anticipate that, in the normal course of business, leases will be renewed or replaced as they expire. Rent expense for all operating leases was $1.3 million, $0.8 million and $1.4 million for the years 2006, 2005 and 2004, respectively. Rent expense is recorded on the straight-line method considering contractual rents due and escalation clauses in the individual contracts.

Future minimum rental payments under non-cancelable operating lease agreements as of December 31, 2006 are as follows:

Year Ending December 31
2007	$1,225
2008	759
2009	751
2010	679
2011	563
Thereafter	998

$4,975

9.	Income Taxes:

The components of the income tax expense/(benefit) for the years ended December 31, 2006, 2005, 2004 are as follows:

	2006	2005	2004
Current:
Federal	$18	$183	$—
State	58	—	—
Deferred:
Federal	(573)	(9,514)	(5,000)
State	(248)	(626)	(1,000)

Total	$(745)	$(9,957)	$(6,000)

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

A reconciliation of our effective tax rate to the U.S. federal statutory rate is as follows:

	2006	Percent	2005	Percent	2004	Percent
U.S. federal tax at statutory tax rate	$(2,559)	34.0%	$4,281	34.0%	$1,346	34.0%
Change in valuation allowance	2,163	(28.7)	(13,405)	(106.5)	(4,600)	(116.2)
State income taxes, net of federal tax effect	(251)	3.3	315	2.5	119	3.0
Extraterritorial income exclusion	(344)	4.6	(449)	(3.6)	(17)	(0.4)
Tax credits	(667)	8.9	(819)	(6.5)	—	—
Deferred tax asset true-ups	466	(6.2)	323	2.6	—	—
Provision for state income taxes	—	—	—	—	(2,229)	(56.3)
In-process R&D	544	(7.2)	—	—	—	—
Other	(97)	1.2	(203)	(1.6)	(619)	(15.7)

	$(745)	9.9%	$(9,957)	(79.1)%	$(6,000)	(151.6)%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 2006 and 2005 relate to the following:

	2006	2005
Allowance for bad debts and returns	$202	$50
Reserve for inventory obsolescence	296	145
NOL carryforwards	22,007	18,711
General business credits	3,278	4,199
Non-cash compensation expense	700	83
Difference between tax and book amortization	—	1,547
Deferred gain on sale / leaseback.	324	—
Fair value of interest rate swap	123	—
Difference between tax and book liability accruals and prepaid assets	990	1,080
Gross deferred tax assets	27,920	25,815
Less valuation allowance	3,758	1,595
Deferred tax assets, net of valuation allowance	24,162	24,220
Difference between tax and book depreciation	(250)	(80)
Difference between tax and book amortization	(3,983)	—

	$19,929	$24,140

Taxable net operating loss carryforwards (“NOLs”), totaling approximately $59,442 at December 31, 2006, originated in 1997 through 2006 and expire in 2017 through 2026. The NOL’s at December 31, 2006 include $3,792 expense attributable to income recognized by employees through the exercise of our stock options which would be recognized as an increase to additional paid in capital upon the full utilization of the previously described NOLs and tax credits. We also have $3,278 in general business credits which were earned in 1996 through 2006 and expire in 2011 through 2026.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize fully its deferred tax asset, we will need to generate future taxable income of at least $69.6 million prior to expiration of our NOLs,

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

tax credit carryforwards, and tax benefit described above. Taxable income (loss), before application of NOLs, for the years ended December 31, 2006, 2005 and 2004 was approximately ($7,526), $12,592 and $3,958, respectively.

As a result of the increase in the valuation allowance in 2006, the impact of our acquisition of 3eTI and the fair value adjustment for interest rate swap , our net deferred tax asset recorded on the balance sheet decreased to $19,929 at December 31, 2006. As a result of decreases in the valuation allowance in 2005 and 2004, our net deferred tax asset recorded on the balance sheet increased to $24,140 at December 31, 2005, as compared to $14,000 at December 31, 2004. In determining recoverability of the future tax benefits associated with its deferred tax asset, we take into account, among other factors, our operating results during 2006, 2005, and 2004, our current and expected customer base, technological and competitive factors impacting our current products, and our estimates of future earnings which are based upon a five-year earnings projection, using information currently available, discounted for risk. Should factors underlying our estimates change, future adjustments to the valuation allowance may be necessary.

At December 31, 2004, we increased our deferred tax assets by approximately $2,865 to account for the effect of state income tax on accumulated timing differences. We used an estimated weighted average effective tax rate of 3.0%. Prior to 2004, we excluded any state income tax effect on its computation of deferred taxes as we did not believe it was more likely than not that we would be able to utilize that aspect of our deferred tax asset related to state income taxes.

10.	Accrued Expenses:

Accrued expenses consist of the following at December 31:

	2006	2005
Payroll, commissions, bonuses and employee benefits	$2,554	$3,040
Accrued interest	243	—
Warranty reserve	1,412	2,693
Unamortized gain on sale / leaseback transaction	876	—
Other accrued liabilities	3,026	1,611

	$8,111	$7,344

The following represents a reconciliation of changes in our accrued warranty reserve as of December 31, 2006 and 2005:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2005	2,184	3,133	2,624	2,693
Year Ended December 31, 2006	2,693	12	1,293	1,412

11.	Commitments and Contingencies:

We are presently disputing a certain state tax liability totaling approximately $0.2 million. We believe the basis for the state’s assessments of the amount owed is incorrect, and we intend to vigorously contest such assessment. At December 31, 2006 and 2005, we had recorded a liability related to this assessment, which amount reflects our evaluation of the eventual conclusion of these matters.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

On February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson’s sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $0.5 million of products from EFJohnson since 1999. ASRC’s complaint anticipated that the State of Alaska would prosecute its claims against ASRC under an administrative procedure provided for under the Alaska State Procurement Code for damages associated with alleged malfunctions of EFJohnson radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any the State of Alaska’s claim alleging non-performance of the EFJohnson radios. In the event the State of Alaska prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State of Alaska in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. On June 30, 2005, the presiding administrative law judge granted the Company’s motion to dismiss, and dismissed the administrative claim without prejudice to renewal of the action if the matter is not resolved on the merits in the superior court. On January 12, 2007, the State of Alaska filed a complaint against ASRC in the Superior Court for the State of Alaska, Case No. 3AN-07-4309Ci claiming damages of at least $0.6 million for breach of contract. Pursuant to the ASRC Agreement, we will defend and indemnify ASRC for any damages they incur. Although the State of Alaska and EF Johnson have previously indicated a desire to enter into settlement discussion, as of this time, no date for such discussions has been scheduled. We are vigorously defending the company against this claim. At December 31, 2006, we had recorded a liability related to this lawsuit, which amount reflects our evaluation of the eventual conclusion of this matter.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings as of December 31, 2006 is $0.3 million.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At December 31, 2006 and December 31, 2005 we had open letters of credit totaling $0.3 million. Bonds, which expire on various dates, totaled $0.5 million on December 31, 2006 and December 31, 2005. No bonds had been drawn upon at either date.

12.	Option Plans:

Under our 2005 Omnibus Incentive Compensation Plan (the “2005 Plan”), any employee, including any director, non-employee director or independent contractor, is eligible to be considered for the issuance of shares of common stock or of any other class of security or right which is convertible into common stock. There are approximately 613,250 remaining shares available to be issued under the 2005 Plan as of December 31, 2006. The plan provides that, unless otherwise provided by the plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be seven years from date of grant with vesting of the options at a rate of 25% per year.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

Under our 1996 Stock Incentive Plan (the “1996 Plan”), any employee, including any director, non-employee director or independent contractor, was eligible to be considered for the issuance of shares of common stock or of any other class of security or right which is convertible into common stock. The 1996 Plan expired pursuant to its terms on December 31, 2006. The plan provided that, unless otherwise provided by the plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year.

The status of our stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Options Exercisable
Balance at December 31, 2003	1,723,736	$0.82	793,884
Granted	525,850	6.62
Exercised	(675,320)	1.30
Forfeited	(175,800)	0.69

Balance at December 31, 2004	1,398,466	$3.02	496,024
Granted	492,800	8.72
Exercised	(531,809)	0.93
Forfeited	(91,690)	4.78

Balance at December 31, 2005	1,267,767	$5.97	342,474

Granted	390,700	7.51
Exercised	(168,390)	1.45
Forfeited	(198,905)	6.71

Balance at December 31, 2006	1,291,172	$6.91	292,187

Our outstanding options as of December 31, 2006 are as follows:

Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Exercisable Weighted Average Exercise Price
$ 0.390 – 0.890	81,322	4.9	$0.652	43,502	$0.593
1.700 – 1.880	95,480	6.1	1.719	41,540	1.726
6.000 – 6.750	254,350	7.0	6.272	47,520	6.318
7.100 – 8.90	500,820	7.5	7.459	125,000	7.325
9.100 – 11.23	359,200	7.9	9.401	34,625	9,244

$ 0.390 – 10.540	1,291,172	7.2	$6.912	292,187	$5.590

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

Grants issued since January 1, 2006 have four year vesting periods and seven year lives. Stock option grants issued prior to November 15, 2005 generally had five year vesting periods and ten year lives. A summary of options activity at December 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,267,767	$5.97	8.2	$7,568
Granted	390,700	7.51		2,935
Exercised	(168,390)	1.18		(198)
Forfeited or expired	(198,905)	6.71		(1,334)

Outstanding at December 31, 2006	1,291,172	$6.91	7.2	$8,925

Exercisable at December 31, 2006	292,187	$5.59	7.0	$1,633

At December 31, 2006, there is $4.3 million of total unrecognized compensation cost related to unvested stock options remaining to be recognized. Under SFAS 123R, any tax deductions in excess of recognized compensation costs are reported as financing cash flows rather than operating cash flows as was prescribed prior to the adoption of SFAS 123R. Due to our significant net operating loss carryforwards (NOLs), we have not reflected these excess deductions since they have not yet reduced taxes payable.

During 2000 and 2001, we cancelled and reissued options to purchase 620,000 and 366,000 shares of common stock, respectively, under the 1996 Plan to lower the exercise price of those options to an amount approximately 150% of the prevailing market value of our common stock (the “repricing”), $0.656 per share. The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. Further, in 2001, similar to the aforementioned repricing decision, we decreased the exercise price of options covering 200,000 shares of common stock issued to our Chief Executive Officer (“CEO”) in 1999 (pursuant to the Michael Jalbert 1999 Stock Option Agreement, hereafter referred to as “Mr. Jalbert’s Option Agreement”) from $1.4375 to $0.656 per share. We previously accounted for these option grants as fixed plan awards. The resulting non-cash compensation is dependent upon our closing stock price at the end of the respective period. Relating to these re-priced options, compensation benefit of $0.3 million was recorded at December 31, 2005. These amounts are included in general and administrative expenses. Upon our adoption of SFAS 123R in 2006, the expensing of re-priced shares under the variable accounting method was discontinued in accordance with the provisions of SFAS 123R.

As of December 31, 2006, repriced options covering approximately 14,000 shares, in various stages of vesting, were outstanding, none of which related to options issued to our CEO. In the first quarter of 2004, the CEO and former CFO adopted pre-arranged stock selling plans, pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, in regards to the repriced option shares held by them. Under the pre-arranged stock selling plans, stock options were exercised contemporaneously with the sales of the resulting shares. The respective selling of the stock commenced in the second quarter of 2004 and was completed in the second quarter of 2005. Any non-cash compensation related to these options are fixed at the time the options are exercised; prior to exercise, the options continued to be subject to variable accounting treatment. The CEO and former CFO, in aggregate, exercised options to purchase approximately 308,000 shares of common stock during both the twelve months ended December 31, 2005 and 2004.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

For the year ended December 31, 2006, the Company recognized $1.3 million in non-cash stock compensation relating to stock option grants as required under SFAS 123R.

13.	Restricted Stock Plan and Non-Employee Director Stock Purchase Plan

In November 2005, our board of directors granted 170,000 shares of restricted stock, at a fair value of $9.34 per share, to the CEO and members of the board of directors under the 2005 Omnibus Incentive Compensation Plan. The vesting of the restricted stock is determined based on the achievement of at least 80% of a specified revenue target and 80% of a specified EBITDA target. For purposes of vesting, the revenue and EBITDA targets are weighted equally at 50% and the vesting of the restricted stock is based on the prorata achievement of each target above the 80% level. Since the actual number of shares may vary based upon achievement of the revenue and EBITDA targets, we recorded these grants as variable awards with performance arrangements and recognized an increase of $.14 million in both unearned stock compensation and additional paid in capital due to changes in the market price of our stock through December 31, 2005. For the year ended December 31, 2005, the Company recognized $.03 million of expense associated with restricted stock grants.

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

In March, 2006, an additional restricted stock grant of 62,500 shares was made to the CEO. This restricted stock vests on December 31, 2008 if the CEO is employed by the Company at such time. This grant was accounted for under the provisions of SFAS 123R. Accordingly, the full fair value compensation expense of $0.7 million is being recorded over the three year service period.

For the year ended December 31, 2006, the Company recognized $0.5 million in non-cash stock compensation relating to restricted stock options as required under SFAS 123R.

A summary of the status of our nonvested restricted stock grants as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

Nonvested Restricted Stock Grants	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	170,000	9.34
Granted	62,500	11.23
Vested	—	—
Modified	(20,000)	7.9

Nonvested at December 31, 2006	212,500	10.77

Pursuant to the 1999 Non-Employee Director Stock Purchase Plan (the “1999 Plan”), the non-employee directors of the Company may elect to receive some or all of their compensation for serving on the Board of Directors of the Company in the form of Company common stock. During 2006, Veronica Haggart and Thomas

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

Thomsen elected to participate in the 1999 Plan. For the year ended December 31, 2006, the Company recognized $.03 million in common stock compensation in lieu of director fees.

14.	Benefit Plans:

We have a profit sharing plan, which covers substantially all employees. Contribution levels are determined annually by the Board of Directors. There were no profit sharing contributions in any of the three years ended December 31, 2006, 2005 and 2004.

We also have a 401(k) plan, which covers substantially all employees of EFJ, E.F. Johnson and Transcrypt. Participants may contribute up to the federal limit of their annual compensation. After one year of employment, we make matching contributions of 50% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Our contributions approximated $295, $213 and $184 for the years ended December 31, 2006, 2005 and 2004, respectively. The contributions made by the Company vest 25% after two years of service, 50% after three years of service, 75% after four years of service and 100% after five years of service.

We also have a 401(k) plan that covers substantially all the employees of 3eTI. Participants may contribute up to the federal limit of their annual compensation. 3eTI makes matching contributions of 50% for the first 5% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. The contributions made by the Company vest 33% after one year of service, 66% after two years of service and 100% after three years of service.

15.	Fair Value of Financial Instruments:

The carrying amount of our current assets and liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of our term loan approximates fair value as it is based on prevailing market rates of interest. The fair value of our interest rate swap agreement represents the amount required to settle the agreement using prevailing market rates of interest.

16.	Concentrations:

Sales to the U.S. Department of Defense accounted for 21%, 29% and 35% of the all sales in 2006, 2005 and 2004. Sales to Sprint / Nextel accounted for 10% of all sales in 2006 and none for preceding years.

In addition to being a customer, Motorola was, in prior years, a key manufacturer of electronic components used by us. Purchases from Motorola totaled approximately $6.9 million in 2004.

17.	Export Sales:

A portion of our sales are made to customers outside of North America. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic areas (based on the destination for such deliveries), were as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Europe	$1,898	$231	$604
Middle East and Asia	13,220	13,442	15,084
Central and Latin America	1,987	750	3,111

	$17,105	$14,423	$18,799

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

18.	Acquisition of 3eTI

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

3eTI is included in our secured communications segment. The results of 3eTI’s operations have been included in the consolidated financial statements for the third and fourth quarters of 2006.

The table below summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the merger. The Company is in the process of completing valuations of the tangible and intangible assets, thus the allocation of the purchase price is preliminary and subject to change.

Tangible assets acquired	$8,376
Intangible assets subject to amortization	10,420
Intangible assets not subject to amortization	4,330
In-process R&D	1,600
Goodwill	20,387

45,113

Liabilities assumed	(3,683)
Deferred tax liability	(5,032)

Net Assets acquired	$36,398

Intangible assets were purchased as part of the acquisition of 3eTI as further discussed in Note 5. Intangible assets consisting of existing technology, customer relationships, license and covenants not-to-compete are amortized over their useful lives on a straight-line basis. Amortization expense on intangible assets was $0.73 million for the twelve months ended December 31, 2006. Intangible assets consisting of trademark and trade name and certifications are not subject to amortization, but will be reviewed for impairment at least annually. The goodwill arising from the 3eTI acquisition is not deductible for income tax purposes.

The $1.6 million allocated to in-process R&D in the preliminary purchase price allocation above was written-off in a one time charge to expense following the acquisition and is reflected as a line item on the consolidated statement of operations for the twelve months ended December 31, 2006 because at the date of acquisition, the technology feasibility of the acquired technology had not yet been established.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including the following:

•

3eTI’s products are the first, to our knowledge; Federal Information Processing Standards (FIPS) 140-2 validated wireless access points, a requirement for wireless networking products sold to the U.S. government due to Federal Initiatives and DOD Mandate for Secure 802.11i Wireless Data Communication Systems.

•	This validation process ensures compliance with both U.S. and Canadian government security standards established by the U.S. National Institute of Standards and Technology (“NIST”).

•	3eTI has 12 products covered by 4 FIPS 140-2 certificates and 4 FIPS 197 certificates for AES-based cryptography.

•	We acquired technology in WiFi, WiMAX, Bluetooth, RFID, Intrusion detection & prevention systems & Mobile Mesh which we did not previously own.

•	3eTI’s strategic partnerships and relationships of 3eTI with CISCO and Intel.

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

The pro forma adjustments for the twelve months ended December 31, 2006 and 2005 consist of adding 3eTI’s estimated results of operations for the period. The pro forma financial information for both periods presented reflects the following:

•	Additional amortization expense of approximately $0.4 million per quarter related to the estimated fair value of the identifiable intangible assets from the preliminary purchase price allocation.

•	Additional interest expense of $0.3 million per quarter related to the incremental new bank borrowings to fund part of the 3eTI purchase price

•	Additional retention expense of $0.3 million per quarter related to contractual requirements under the merger agreement.

•	The write-off of the in-process R&D of $1.6 million is excluded from this analysis as this was a one time, non-recurring charge to earnings.

	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	As Reported	(unaudited) Pro Forma	As Reported	(unaudited) Pro Forma
Revenue	$96,721	$109,788	$94,616	$120,319
Net income (loss)	$(6,781)	$(7,087)	$22,549	$17,782

Net income (loss) per share:
Basic	$(0.26)	$(0.27)	$1.07	$0.85
Diluted	$(0.26)	$(0.27)	$1.06	$0.84

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

19.	Related Party Transaction:

During the year ended December 31 2006, TAMSCO acquired approximately $8.1 million of products from EFJohnson. TAMSCO is a subsidiary of DRS Technologies, Inc. (“DRS”). Since August 1995, Mark Newman has been the Chairman, President and Chief Executive Officer of DRS. Mr. Newman was appointed a director of EFJI in 2005. The terms of the transaction between TAMSCO and EFJohnson were negotiated on an arms length basis. The purchase price of the products acquired from EFJohnson were at fair market value. It is anticipated that the Company may engage in similar business with TAMSCO in the future.

20.	Sale/Leaseback Transaction

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

21.	Planned Moves of the Company’s Operating Facilities

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

Aggregate Relocation Costs for Corporate Headquarters, EFJohnson and Transcrypt (in 000’s):	Original amount expected to be incurred	Amount incurred in the year ended December 31, 2004	Amount incurred in the year ended December 31, 2005
Description of Costs
Employee related costs	$1,675	$1,016	$623
Furniture and equipment relocation costs	339	142	197
Manufacturing outsourcing set-up costs	350	337	13
Other	454	338	76

Total	$2,818	$1,833	$909

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

22.	Segment and Related Information:

We operate in two reporting segments: private wireless communications and secured communications. Our private wireless communications segment is composed of our EFJohnson subsidiary. Effective for the quarter ended September 30, 2006, our secured communications segment is composed of our Transcrypt and 3eTI subsidiaries. Prior to the acquisition of 3eTI, Transcrypt was the only component of the secured communications segment. Each segment is led by a business unit President and we evaluate the results of each segment based on revenues and income from operations. Corporate general and administrative expenses, exclusive of charges or benefits associated with variable accounting for repriced stock options, are allocated to the operating segments based upon certain criteria, including the estimated usage of corporate resources. The following table is a summary of annual results for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(in thousands)
Revenues:
Private Wireless Communication	$65,204	$64,585	$60,716
Secured Communications	31,517	30,031	20,154

	$96,721	$94,616	$80,870

Gross Profit:
Private Wireless Communication	$13,994	$22,536	$21,342
Secured Communications	21,436	26,409	16,627

	$35,430	$48,945	$37,969

Operating Income (Loss):
Private Wireless Communication	$(16,182)	$(7,383)	$(4,275)
Secured Communications	7,611	19,023	10,457

Income (loss) from Operations	(8,571)	11,640	6,182

Stock Option Repricing Benefit (Expense)	0	305	(2,121)
Other Income (Expense), net	1,045	647	(103)

Income (Loss) before Taxes	$(7,526)	$12,592	$3,958

Depreciation & Amortization:
Private Wireless Communication	$1,978	$1,510	1,277
Secured Communications	1,097	210	164

	$3,075	$1,720	1,441

Assets:
Private Wireless Communication	$62,699	$63,152	$42,580
Secured Communications	64,467	40,167	13,146
Corporate	25,397	30,919	14,593

	$152,563	$134,238	$70,319

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

23.	Unaudited Quarterly Financial Data:

The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2006. This information has been prepared on the same basis as the financial statements appearing elsewhere in this report. Our operating results for any one quarter are not indicative of results for any future period. Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2006
Revenues	$10,563	$28,750	$33,502	$23,906

Income (loss) from operations	(3,529)	3,414	115	(8,571)
Interest and other income (expenses), net	428	462	120	35

Income (loss) before income taxes	(3,101)	3,876	235	(8,536)
Provision for income taxes	—	—	—	745

Net income (loss)	$(3,101)	$3,876	$235	$(7,791)

Net income (loss) per share—basic	$(0.12)	$0.15	$0.01	$(0.30)

Net income (loss) per share—diluted	$(0.12)	$0.15	$0.01	$(0.30)

2005
Revenues	$24,161	$19,855	$20,783	$29,817

Income (loss) from operations	5,194	242	1,408	5,101
Interest and other income (expense), net	49	53	195	350

Income (loss) before income taxes	5,243	295	1,603	5,451
Provision for income taxes	—	—	—	9,957

Net income (loss)	$5,243	$295	$1,603	$15,408

Net income (loss) per share—basic	$0.29	$0.02	$0.07	$0.60

Net income (loss) per share—diluted	$0.28	$0.02	$0.07	$0.59

As explained in Note 12, we have repriced stock options which are accounted for as variable plan awards. As a result of the prevailing market price of our common stock exceeding the repriced stock options in 2003, we incurred non-cash compensation expense (benefit) of: $0, in all four quarters ended March 31, June 30, September 30, and December 31, 2006, respectively, and $(395), $(125), $180, and $35 in the quarters ended March 31, June 30, September 30, and December 31, 2005, respectively. Effective January 1, 2006, we adopted the provisions of SFAS 123R, and selected the modified prospective method to report stock-based compensation amounts in the consolidated financial statements amounting to $373, $444, $443 and $507 in the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Expense (Reversal)	Charged to Other Accounts	Deductions (Write-offs)	Balance at End of Period
Allowance for Doubtful Accounts for the:
Year Ended December 31, 2004	104,415	254,599	—	103,036	255,978
Year Ended December 31, 2005	255,978	(42,425)	—	78,431	135,121
Year Ended December 31, 2006	135,121	393,829	—	(18,148)	547,099

Inventory Obsolescence Reserve for the:
Year Ended December 31, 2004	628,763	1,817,062	—	495,463	1,950,362
Year Ended December 31, 2005	1,950,362	975,464	—	2,533,514	392,312
Year Ended December 31, 2006	392,312	722,630	—	316,146	798,796

Valuation Allowance for Deferred Tax Asset for the:
Year Ended December 31, 2004	19,600,000	1,400,000	—	6,000,000	15,000,000
Year Ended December 31, 2005	15,000,000	—	—	13,405,000	1,595,000
Year Ended December 31, 2006	1,595,000	2,162,612	—	—	3,757,612

Allowance for Warranty Reserve for the:
Year Ended December 31, 2004	726,561	2,795,286	—	1,337,512	2,184,335
Year Ended December 31, 2005	2,184,335	3,132,759	—	2,623,749	2,693,344
Year Ended December 31, 2006	2,693,344	11,584	—	1,292,743	1,412,185

See report of independent registered public accounting firm

S-1