Form 10-Q
period 2007-03-31
EFJ INC
filed 2007-05-01
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of April 16, 2007, 26,030,867 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

(Unaudited and in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,978	$22,885
Accounts receivable, net of allowance for returns and doubtful accounts of $601 and $547, respectively	27,794	23,427
Receivables—other	10,657	8,673
Cost in excess of billings on uncompleted contracts	2,857	3,940
Inventories	28,512	24,411
Deferred income taxes	3,814	3,814
Prepaid expenses	3,121	1,317

Total current assets	97,733	88,467

Property, plant and equipment, net	6,809	6,744
Deferred income taxes, net of current portion	16,115	16,115
Goodwill	25,513	25,513
Intangible assets, net of accumulated amortization	15,218	15,638
Other assets	86	86

TOTAL ASSETS	$161,474	$152,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$3	$5
Accounts payable	22,330	11,097
Accrued expenses	6,379	8,111
Billings in excess of cost on uncompleted contracts	6	427
Deferred revenues	535	885

Total current liabilities	29,253	20,525
Long-term debt obligations, net of current portion	15,000	15,000
Other liabilities	377	332

TOTAL LIABILITIES	44,630	35,857

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,182,384 and 26,179,707 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively)	262	262
Additional paid-in capital	152,211	151,665
Accumulated other comprehensive loss	(377)	(332)
Accumulated deficit	(35,252)	(34,889)

TOTAL STOCKHOLDERS’ EQUITY	116,844	116,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,474	$152,563

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

( Unaudited and in thousands, except share and per share data)

	2007	2006
Revenues	$38,948	$10,563
Cost of sales	26,374	5,014

Gross profit	12,574	5,549

Operating expenses:
Research and development	3,459	2,742
Sales and marketing	3,406	2,095
General and administrative	5,646	4,240
Amortization of intangibles	421	1

Total operating expenses	12,932	9,078

Loss from operations	(358)	(3,529)

Interest income	244	442
Interest expense	(249)	(14)

Loss before income taxes	(363)	(3,101)

Income tax (expense)	—	—

Net loss	$(363)	$(3,101)

Net loss per share – Basic	$(0.01)	$(0.12)

Weighted average common shares – Basic	26,030,067	25,710,713

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2007 and 2006

(Unaudited and in thousands)

	2007	2006
Cash flows from operating activities:
Net Loss	$(363)	$(3,101)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,085	527
Recognition of deferred gain	(24)	—
Stock-based compensation	536	373
Changes in operating assets and liabilities
Accounts receivable	(4,367)	25,248
Receivables—other	(1,984)	(1,143)
Cost in excess of billings on uncompleted contracts	1,083	(534)
Inventories	(4,101)	(8,974)
Prepaid expenses	(1,804)	(463)
Accounts payable	11,233	(1,835)
Accrued and other liabilities	(1,708)	(3,207)
Billings in excess of cost on uncompleted contracts	(421)	74
Deferred revenues	(350)	21

Total adjustments	(822)	10,087

Net cash (used in) provided by operating activities	(1,185)	6,986

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	4,600
Purchase of facility	—	(3,627)
Purchase of property, plant and equipment	(729)	(678)
Other assets	(1)	87

Net cash (used in) provided by investing activities	(730)	382

Cash flows from financing activities:
Principal payments on long-term debt	(2)	(22)
Proceeds from issuances of common stock	8	—
Proceeds from exercise of stock options	2	103

Net cash provided by financing activities	8	81

Net increase in cash and cash equivalents	(1,907)	7,449
Cash and cash equivalents, beginning of period	22,885	39,107

Cash and cash equivalents, end of period	$20,978	$46,556

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $255 and $14 during the three months ended March 31, 2007 and 2006 respectively.

The Company paid income taxes of $122 and $70 during the three months ended March 31, 2007 and 2006 respectively.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. at December 31, 2006, presented within this Report on Form 10-Q filing, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2007.

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

Unless the context otherwise provides, all references to “we,” “us,” and “our” include EFJ, Inc., its predecessor entity and its subsidiaries, including E.F. Johnson Company, Transcrypt International, Inc., and 3e Technologies International, Inc. on a consolidated basis. All references to “EFJohnson” refer to E.F. Johnson Company, all references to “Transcrypt” refer to Transcrypt International, Inc., and all references to 3eTI refer to 3e Technologies International, Inc. Further, all references to the private wireless communications segment refer to EFJohnson, and all references to the secured communications segment refer to Transcrypt and 3eTI combined.

2. ORGANIZATION AND CONSOLIDATION

We are a provider of secure wireless and private wireless solutions which are sold to: (1) domestic and foreign public safety / public service entities, (2) federal, state and local governmental agencies, including the Departments of Homeland Security and Defense, and (3) domestic and foreign commercial customers. Through our private wireless communications and secured communications segments we design, develop, market, and support:

•	mobile and portable wireless radios;

•	stationary transmitters / receivers (base stations or repeaters);

•	infrastructure equipment and systems;

•	secure encryption technologies for proprietary wireless radios;

•	customized wireless network centric products and systems to the federal government primarily under government funded Small Business Innovative Research (SBIR) programs; and

•	niche hardware and secure software technologies for the WLAN markets primarily in the government sector.

The condensed consolidated financial statements include the accounts of EFJ, Inc. and our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts in 2006 have been reclassified to conform to current year presentation. The reclassifications did not affect net income or stockholders’ equity as previously reported.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

3. NET INCOME PER SHARE

Basic income per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options. For the three months ended March 31, 2007 and 2006, all outstanding stock options were considered anti-dilutive due to the net loss in each quarter. For the three months ended March 31, 2007, outstanding stock options with exercise prices lower than the average market price of the common stock for the respective period are considered common stock equivalents and are dilutive in the calculation of the diluted weighted average common shares. Outstanding stock options which had exercise prices higher than the average market price of the common stock for the period are considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. The outstanding stock options which are considered anti-dilutive are:

	Three Months Ended March 31,
	2007	2006
Options with anti-dilutive effect	1,370,932	1,224,007

Outstanding stock options	1,370,932	1,224,007

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123R”). We use the Black-Scholes option pricing model to determine the fair value of all option grants. For the three months ended March 31, 2007, we recognized compensation expense of $0.4 million related to stock option grants and $0.1 million related to restricted stock grants. For the three months ended March 31, 2006, we recognized compensation expense of $0.3 million related to stock option grants and $0.1 million related to restricted stock grants.

5. INTEREST RATE SWAP AGREEMENTS AND COMPREHENSIVE LOSS

We report all derivative instruments as hedging activities in the consolidated financial statements at fair value. Changes in the fair value of the derivatives are recorded each period in the Accumulated Comprehensive Loss in the balance sheet as the derivative is designated as effectively hedged at March 31, 2007. We entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates not for speculative or trading purposes.

On July 19, 2006, we entered into an interest rate swap agreement which effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, EFJ will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $0.4 million and is included with other long-term liabilities and Accumulated Comprehensive Loss in the consolidated balance sheet at March 31, 2007.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

The following is a summary of the components of comprehensive loss:

	March 31, 2007	December 31, 2006
Net loss	$(363)	$(6,781)
Fair value adjustment for interest rate swap	(45)	(332)

Total comprehensive loss	$(408)	$(7,113)

6. INVENTORIES

The following is a summary of inventories:

	March 31, 2007	December 31, 2006
Raw materials and supplies	$11,236	$9,350
Work in progress	602	655
Finished goods	14,597	12,240
Service inventories	3,029	2,965

	29,464	25,210
Reserve for obsolescence	952	799

Total inventories	$28,512	$24,411

The inventory balances have increased at March 31, 2007 mainly due to the increases related to raw materials and accessories in the Private Wireless segment.

7. GOODWILL AND INTANGIBLE ASSETS

We do not amortize our goodwill and tradename, but instead review such assets for impairment, at least annually. We performed fair value-based impairment tests at December 31, 2006 and 2005 relating to EFJohnson reporting unit and concluded that no impairment of goodwill or tradename had occurred as of such dates. No events occurred during the three months ended March 31, 2007 and 2006, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

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

Three months ended March 31, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

Amortization expense, related to intangible assets which are subject to amortization, was $0.4 million and $0.0 million for the three months ended March 31, 2007 and March 31, 2006 respectively. Intangible assets consist of the following as of the dates indicated:

	March 31, 2007			December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets not subject to amortization:
Goodwill	$25,513	$—	$25,513	$25,513	$—	$25,513
Trademarks	4,664	—	4,664	4,664	—	4,664
Certifications	1,230	—	1,230	1,230	—	1,230

	31,407	—	31,407	31,407	—	31,407

Intangible assets subject to amortization:
Existing Technology	6,190	(1,703)	4,487	6,190	(1,566)	4,624
Customer Relationships	4,800	(499)	4,301	4,800	(297)	4,503
Licence	320	(79)	241	320	(32)	288
Covenant Not-to-Compete	400	(152)	248	400	(117)	283
Trademarks/Patents	114	(67)	47	113	(67)	46

	11,824	(2,500)	9,324	11,823	(2,079)	9,744

Total	$43,231	$(2,500)	$40,731	$43,230	$(2,079)	$41,151

The changes in the carrying amounts of goodwill and identified intangibles for the three months ended March 31, 2007 are as follows:

	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets as of December 31, 2006	$43,230	$(2,079)	$41,151
Amortization of prior year intangible assets	—	(421)	(421)
Current year addition of trademark	1	—	1

Intangible assets as of March 31, 2007	$43,231	$(2,500)	$40,731

8. NOTE PAYABLE AND LINE OF CREDIT

We amended our secured line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and include a term loan of $15.0 million (the “Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 175 basis points at March 31, 2007. The interest rate in effect at March 31, 2007 was 6.32 percent. The Loan Agreement expires June 30, 2010.

The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI as described in Note 14 below. At March 31, 2007 and December 31, 2006, no borrowings have been made on the revolving line of credit. Letters of credit, under our line of credit were $0.3 million as of March 31, 2007 and December 31, 2006. The total available credit under the line of credit was $14.4 million and $10.9 million as of March 31, 2007 and December 31, 2006 respectfully.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

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

As noted in our Form 10-K for the period ending December 31, 2006, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ended December 31, 2006. As a result, on March 5, 2007 we executed an Amendment to the Loan Agreement whereby the Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the amendment. For the quarter ended March 31, 2007 we were in compliance with the financial covenants of the Loan Agreement as amended.

9. INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company has unrecognized tax benefits of approximately $0.4 million that did not change significantly during the three months ended March 31, 2007 relating to carry forward of business credits. The adoption of FIN 48, did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not be included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of March 31, 2007, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 1996 to 2002 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

10. WARRANTY COSTS

We provide a one-to-two year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are both extraordinary and determinable. A reconciliation of changes in our accrued warranty reserve as of March 31, 2007 is as follows:

	Balance at December 31, 2006	Charged to Expense	Deduction / Expenditures	Balance at March 31, 2007
Allowance for Warranty Reserve	$1,412	626	671	$1,367

11. COMMITMENTS AND CONTINGENCIES

On February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EFJohnson seeking damages against EFJohnson on claims arising out of EFJohnson’s sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $0.5 million of products from EFJohnson since 1999. ASRC’s complaint anticipated that the State of Alaska would prosecute its claims against ASRC under an administrative procedure provided for under the Alaska State Procurement Code for damages associated with alleged malfunctions of EFJohnson radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any of the State of Alaska’s claim alleging non-performance of the EFJohnson radios. In the event the State of Alaska prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State of Alaska in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. On June 30, 2005, the presiding administrative law judge granted the Company’s motion to dismiss, and dismissed the administrative claim without prejudice to renewal of the action if the matter is not resolved on the merits in the superior court. On January 12, 2007, the State of Alaska filed a complaint against ASRC in the Superior Court for the State of Alaska, Case No. 3AN-07-4309Ci claiming damages of at least $0.6 million for breach of contract. Pursuant to the ASRC Agreement, we will defend and indemnify ASRC for any damages they incur. A mediation has been scheduled for May 2007. We are vigorously defending the company against this claim. As of March 31, 2007 and December 31, 2006, we had recorded a liability related to this lawsuit, which amount reflects our evaluation of the eventual conclusion of this matter.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. At this time, we do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings as of March 31, 2007 and December 21, 2006 was $0.3 million.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At March, 31, 2007 and December 31, 2006 we had open letters of credit totaling $0.3 million. Bonds, which expire on various dates, totaled $0.5 million on March, 31, 2007 and December 31, 2006. No bonds had been drawn upon at either date.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

12. SEGMENT AND RELATED INFORMATION

We operate in two reporting segments: Private Wireless Communications and Secured Communications. Our Private Wireless Communications segment is composed of our EFJohnson subsidiary. Our Secured Communications segment is composed of our Transcrypt and 3eTI subsidiaries. Prior to the acquisition of 3eTI, Transcrypt was the only component of the Secured Communications segment. Each segment is led by a business unit President and we evaluate the results of each segment based on gross margin and income from operations. Corporate general and administrative expenses are allocated to the operating segments based upon certain criteria, including the estimated usage of corporate resources. The following table is a summary of the unaudited operating results for our reporting segments for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
In thousands	2007	2006
Revenues:
Private Wireless Communications	$31,258	$4,563
Secured Communications	7,690	6,000

	$38,948	$10,563

Gross Profit:
Private Wireless Communications	$9,228	$532
Secured Communications	3,346	5,017

	$12,574	$5,549

Operating Profit:
Private Wireless Communications	$498	$(6,423)
Secured Communications	(856)	2,894

Loss from Operations	(358)	(3,529)

Other Income (Expense), net	(5)	428

Loss before Income Taxes	$(363)	$(3,101)

Depreciation and Amortization:
Private Wireless Communications	$546	$467
Secured Communications	539	60

	$1,085	$527

Assets:
Private Wireless Communications	$72,833	$48,875
Secured Communications	62,606	44,365
Corporate	26,035	35,350

	$161,474	$128,590

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

13. SALE/LEASEBACK TRANSACTION

On March 31, 2006, EFJohnson exercised an option under an existing lease agreement to purchase the facility at 1440 Corporate Drive in Irving, Texas for $3.6 million. Simultaneously, EFJohnson sold the facility to an unrelated party for $4.6 million and EFJ, Inc. executed a 10-year lease for the facility. The aggregate effect of the purchase and sale transactions was a gain of $1.0 million, which has been deferred and is recorded in accrued liabilities in the accompanying financial statements. The settlement funds were received on April 3, 2006, and accordingly, the net funds due of $1.0 million were recorded in other receivables at March 31, 2006.

The 10-year lease executed by EFJ, Inc. covered the entire facility purchased and sold in the previous transactions; therefore, the gain has been deferred and will be amortized over the term of the lease as a reduction of rent expense in general and administrative expenses.

14. ACQUISITION OF 3ETI

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

	Three months ended March 31, 2006
	As Reported	Pro Forma
Revenue	$10,563	$16,662
Net loss	$(3,101)	$(3,673)

Net loss per share:
Basic	(0.12)	(0.14)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements relate to, among other things, the results of our product development efforts, future sales and expense levels, our future financial condition, liquidity, and business prospects generally, the impact of our relocation of operating facilities, and outsourcing of EF Johnson’s manufacturing on our operating results, perceived opportunities in the marketplace for our products, and our other business plans for the future.

These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks discussed in the 2006 Annual Report on Form 10-K under Item 1A “Risk Factors” and in Part II of this report on Form 10-Q under Item 1A “Risk Factors.” We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason except as required by law.

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

Private Wireless Communications

Our private wireless communications segment designs, develops, markets and supports secure wireless radios, wireless communications infrastructure and systems. Our wireless radio offerings are primarily digital solutions designed to operate in both analog and digital system environments. Our products and systems are based on industry standards designed to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications.

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

Secured Communications

Our secured communications segment designs, develops, markets and supports secured communications products. The company designs and manufactures secure Wi-Fi products, including mesh networking, access point, bridge, and client infrastructure products, as well as security software. We also provide sensor network solutions, through our InfoMatics® middleware, which enables sensors and databases to communicate data to pertinent personnel for command and control applications in near real-time. We also provide products with secure encryption technologies for analog wireless radios. These products are specifically designed to prevent unauthorized access to sensitive voice communications. Our secured communications segment leverages our technology expertise, government relationships and leading market position to gain new customers. In parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to a digital secured communications system is usually prohibitive.

Under our 3eTI brand, we provide customized wireless network centric products and systems. To date, most of our sales have been to the federal government, primarily under government funded research and development SBIR programs. These products and solutions utilize FIPS 140-2 validated wireless products, 802.11 wireless networking (WIFI) solutions, mesh networking and conditions based and location based telematics solutions. We also offer our products to commercial, non-governmental users.

Under our Transcrypt brand, we offer secure encryption technologies for analog wireless radios. These products are specifically designed to prevent unauthorized access to sensitive voice communications. We leverage our market position to gain new customers in parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to a digital secured communications system is usually prohibitive. These products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. We have also developed an encryption product that uses digital technology in order to obtain higher levels of security and allows for compatibility with our analog encryption product line.

Sales

Our private wireless communications products and systems are sold domestically through a direct sales force, dealers and manufacturing representatives. We utilize our dealer network to assist in installing, servicing, selling and distributing our products. To date, most of our secured communications products have been sold to the federal government, primarily through government funded SBIR programs. We also utilize a select group of dealers, distributors, and strategic partnering arrangements to sell our products and solutions. Several products and solutions utilize FIPS 140-2 validated wireless products, 802.11 wireless networking (WIFI) solutions, mesh networking and conditions based and location based telematics solutions.

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

Depending on the size and complexity of customer specifications and requirements, products can be shipped to the customer in a relatively short period of time (typically 90 days) or with complex integrations and various delivery dates, orders can span multiple years. For example, our longer-term system contracts and government services revenues are generated under customer contracts and agreements for which revenue is recorded under the percentage-of-completion method.

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

Research and Development. Un-reimbursed research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. We expense all un-reimbursed research and development costs as they are incurred while all research and development expenses that are reimbursed by our government customers are included as a component of cost of sales.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, product and program management, public relations and trade show participation.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses associated with our management, accounting, information systems and administrative functions. This expense also includes the impact of equity-based compensation expense. Pertinent to 3eTI, accounting for government contracts delineates what is a direct charge allowable to include in contract costs and what is considered to be an indirect charge reflected as general and administrative expenses. We consider indirect engineering labor and operating costs such as quality, planning, operations, and company fringe benefits, general administrative salaries and other general administrative expenses as general and administrative expense.

Net Interest Income or Expense. Net interest income (expense) consists of interest expense on the term note and capital leases net of interest income earned on cash and invested funds.

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

We consider our critical accounting policies to be those that involve significant judgments and uncertainties, require estimates that are difficult for management to determine, and have the potential to result in materially different outcomes under varying assumptions and conditions. The application of GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies we believe are critical and require the use of complex judgment in their application.

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

Inventories

Inventories are recorded at the lower of cost or market with cost determined by the first-in, first-out, or FIFO, method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products. A significant portion of our inventories is comprised of components and parts on hand to support maintenance of products previously sold. As such, we anticipate utilizing such inventories over extended periods of time. Our obsolescence and lower of cost-or-market accounting policies provide for a periodic adjustment to the carrying value of such inventories. As of March 31, 2007 we had a reserve for obsolescence of $952,000.

Goodwill and Other Intangible Assets

At least annually, we assess goodwill and other indefinite lived intangible assets, using fair value-based tests. If the respective carrying amount exceeds the fair value, goodwill or other indefinite lived intangible assets are considered to be impaired. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such reporting unit and present value implied by estimates of future revenues, costs and expenses, other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or other indefinite lived intangible assets may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the goodwill or other intangible assets. For a further discussion of goodwill and other intangible assets, see the discussion under Footnote 7 – Notes to Consolidated Financial Statement.

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

The company has adopted of FIN 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. Based on the review of the various tax positions we estimated uncertain tax positions in the amount of $0.4. However, these tax benefits have not been included in prior year income tax return filings and are included in our deferred tax asset pools as of January 1, 2007 (FIN 48 adoption date) with a reasonable valuation reserve. Therefore, we have concluded that there is no requirement to book a liability for FIN 48 as discussed in Note 9 to the condensed consolidated financial statements.

Long-Lived Assets

We review our long-lived assets, including intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets may not be recoverable. Such circumstances include, but are not limited to:

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of sales	67.7	47.5

Gross profit	32.3	52.5

Operating expenses:
Research and development	8.9	26.0
Sales and marketing	8.7	19.8
General and administrative	14.5	40.1
Amortization of intangibles	1.1	—

Total operating expenses	33.2	85.9

Loss from operations	(0.9)	(33.4)
Interest income (expense) – net	(0.0)	4.1
Other income (expense)	—	—

Loss before income taxes	(0.9)	(29.4)
Income tax provision	—	—

Net loss	(0.9)%	(29.4)%

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenues. Our revenues increased $28.3 million, or 269%, to $38.9 million for the three months ended March 31, 2007 from $10.6 million for the same period in 2006. In the first quarter of 2007, the private wireless communications segment revenues comprised $31.3 million, or 80% of total revenues, as compared to $4.6 million or 43% of total revenues in the first quarter of 2006. Revenues from the secured communications segment comprised $7.7 million, or 20% of total revenues, as compared to $6.0 million or 57% of total revenues in the first quarter of 2006.

Private wireless communications revenues increased $26.7 million, or 585% to $31.3 million in the first three months of 2007 from $4.6 million in the same period in 2006. The increase is primarily due to deliveries against a large Department of Defense order.

Secured communications revenues increased $1.7 million, or 28% to $7.7 million in the first three months of 2007 from $6.0 million in the same period in 2006. The increase was attributable to the inclusion of 3eTI revenues of $6.3 million partially offset by the anticipated decline in Transcrypt’s encryption revenues of $4.7 million.

Gross Profit. Our gross profit increased $7.0 million, or 127%, to $12.6 million in the three months ended March 31, 2007 from $5.5 million for the same period in 2006. Gross profit, as a percentage of revenues, or gross margin, was 32% for the three months ended March 31, 2007, as compared to 53% for the same period in 2006.

In the first three months of 2007, gross margin for the private wireless communications segment was 30%, compared to 12% in the first three months of 2006. Gross margin for the first three months of 2006 was negatively impacted by reduced shipments and unabsorbed overheads.

Gross margin for the secured communications segment decreased to 44% in the first three months of 2007 from 84% in the first three months of 2006. The decline in gross margin was attributable to lower volumes of voice encryption product revenues with higher gross margins in the first quarter of 2007 as compared with the first quarter 2006.

Research and Development. Research and development expenses increased $0.7 million, or 26%, to $3.5 million in the three months ended March 31, 2007 from $2.7 million in the same period in 2006. The increase is mainly the result of receiving a non-recurring engineering benefit of $0.6 million in the first quarter of 2006 associated with 800 MHz product line that was not replicated in the first quarter of 2007. We expect research and development expenses to be approximately 8% to 9% of 2007 revenues.

Sales and Marketing. Sales and marketing expenses increased $1.3 million, or 63%, to $3.4 million for the three months ended March 31, 2007 from $2.1 million for the same period in 2006. The increase in the first quarter 2007 is the result of higher commission expense associated with the increase in revenues. Additionally, we incurred marketing expenses for our 3eTI branded products from post acquisition activity.

General and Administrative. General and administrative expenses increased $1.4 million, or 33%, to $5.6 million for the three months ended March 31, 2007 from $4.2 million for the same period in 2006. The increase in expenses is primarily attributable to the inclusion of 3eTI administrative expenses. General and administrative expenses also include amounts for equity compensation expense of $0.5 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

Amortization of Intangibles. Amortization of intangibles of $0.4 million for the three months ended March 31, 2007 reflects the amortization of specifically identifiable intangible assets resulting from the 3eTI acquisition.

Net Interest Income/(Expense). Net interest income/(expense) decreased $0.4 million to negative $0.005 million for the three months ended March 31, 2007 from $0.4 million for the same period in 2006. This is attributable to interest on the term loan associated with the 3eTI acquisition and lower interest income earned on cash balances.

Provision for Income Taxes. We did not record a tax benefit or provision for either the three months ended March 31, 2007 or 2006. For each of these periods, changes in our deferred tax assets were offset by changes in the valuation allowance. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during 2007, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Loss. Net loss was $0.4 million for the three months ended March 31, 2007, reflects a reduction of $2.7 million, as compared to net loss of $3.1 million for the same period in 2006.

Liquidity and Capital Resources

Based upon our current level of operations, we expect that our cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

Net cash from operating activities. Our operating activities used cash of $1.2 million and provided cash of $7.0 million in the three months ended March 31, 2007 and 2006, respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During the first quarter of 2007, we collected $34.6 million of billed receivables offset by product billings of $39.0 million that effectively decreased cash from operating activities by $4.4 million. Additionally, $4.1 million was used to purchase inventories and $7.2 million was used for other operating expenses. The increase in accounts receivable reflects the significant increase in revenues in the private wireless communications segment during the quarter ended March 31, 2007. The increases in inventories were principally the result of product procurement in the first quarter of 2007 in anticipation of satisfaction of shipments and sales relating to a large Department of Defense order.

During the first quarter of 2006, we collected $36.5 million of billed receivables, which increased cash from operating activities by $25.2 million. During the three months ended March 31, 2006, $9.0 million of cash was used to purchase inventories and $5.6 million was used for other operating expenses.

Net cash from investing activities. During the three months ended March 31, 2007 and 2006, investing activities used $0.7 million and provided $0.4 million respectively. On March 31, 2006, $3.6 million was used to purchase and $4.6 million was provided from the sale of the EFJohnson facility in Irving, Texas. In both the three months ended March 31, 2007 and 2006, $0.7 million was used to purchase other property, plant and equipment.

Net cash from financing activities. During the three months ended March 31, 2007 and 2006, financing activities provided $0.008 million and used $0.08 million respectively.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total undrawn balance of $0.3 million on March 31, 2007. Performance and bid bonds, which expire on various dates, totaled $0.5 million at March 31, 2007. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2007.

Secured line of credit. We amended our secured line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 150 basis points at December 31, 2006. Following the renegotiation of this agreement, the $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI No borrowings have been made on the revolving line of credit. As noted in our Form 10-K for the period ending December, 31, 2006, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2006. As a result, on March 5, 2007 we executed an Amendment to the Loan Agreement whereby the Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the amendment.

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

We were in compliance with all financial and negative covenants at March 31, 2007. At March 31, 2007, we had no amounts outstanding on the revolving line of credit, and the total available line of credit was $14.4 million.

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

Backlog. Our backlog of unfilled orders at March 31, 2007 was $121.1 million, compared to a backlog of $136.5 million at December 31, 2006 and $71.0 million at March 31, 2006. Depending on the size and complexity of customer specifications and requirements, the backlog can be converted to revenues in a relatively short period of time (typically 90 days) or with complex integrations and various delivery dates, orders can span multiple years.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007, we are not involved in any VIE transactions.

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

Our financial instruments consist of cash, cash equivalents, short- and long-term investments, trade accounts receivable, accounts payable and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. As of March 31, 2007, we had an investment portfolio of short-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts. Due to the short duration of our investment portfolio, a hypothetical 1% change in interest rates would not be material to our financial condition or results of operations.

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

Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) reviewed and evaluated our disclosure controls and procedures, as defined in Rule 240.13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding disclosures.

Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2007, we developed improved controls in our secured communications segment associated with access security of our computer and information system at Transcrypt. Additionally, we developed the initial assessment and planning for Sarbanes-Oxley Act of 2002 compliance at 3eTI.

We will continue to develop and implement new/modified control procedures associated with inventory costing, purchasing, shipping, and receiving with our outsource manufacturing providers. In response to the increased risk imposed by these changes, we increased the nature and extent of analytical review and analysis of the accounts impacted by these changes. We will continue to conduct full physical inventory counts periodically during 2007. We anticipate that there will be additional changes in our internal control process during the year, as we continue to enhance our internal control effectiveness in conjunction with these processes.

There were no other changes in our internal controls over financial reporting during the quarter ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In preparation of our financial statements as of and for the period ended March 31, 2007, management believes that our internal controls over these processes are operating and effective.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDING

See Note 11 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1A.	RISK FACTORS

Risk Factors Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Item 1A of our annual report on Form 10-K for fiscal year 2006 includes a detailed discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A.

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
10.61	Third Amendment to Revolving Note dated as of March 5, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on March 7, 2007).

11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2007

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2007

32.1	Written certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Written certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: May 1, 2007	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)