Form 10-Q
period 2007-06-30
EFJ INC
filed 2007-08-01
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 20, 2007, 26,033,627 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006

(Unaudited and in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$23,028	$22,885
Accounts receivable, net of allowance for returns and doubtful accounts of $981 and $547, respectively	31,206	23,427
Receivables—other	10,273	8,673
Cost in excess of billings on uncompleted contracts	3,074	3,940
Inventories, net	29,911	24,411
Deferred income taxes	1,565	3,814
Prepaid expenses	2,505	1,317

Total current assets	101,562	88,467
Property, plant and equipment, net	6,676	6,744
Deferred income taxes, net of current portion	18,361	16,115
Goodwill	25,515	25,513
Other intangible assets, net of accumulated amortization	14,843	15,638
Other assets	137	86

TOTAL ASSETS	$167,094	$152,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$1	$5
Accounts payable	20,534	11,097
Accrued expenses	9,132	8,111
Billings in excess of cost on uncompleted contracts	8	427
Deferred revenues	714	885

Total current liabilities	30,389	20,525
Long-term debt obligations, net of current portion	15,000	15,000
Other liabilities	167	332

TOTAL LIABILITIES	45,556	35,857

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,184,131 and 26,179,707 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively)	262	262
Additional paid-in capital	152,841	151,665
Accumulated other comprehensive loss	(167)	(332)
Accumulated deficit	(31,398)	(34,889)

TOTAL STOCKHOLDERS’ EQUITY	121,538	116,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,094	$152,563

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$57,296	$28,750	$96,244	$39,313
Cost of sales	38,866	16,249	65,240	21,263

Gross profit	18,430	12,501	31,004	18,050

Operating expenses:
Research and development	4,115	2,994	7,574	5,736
Sales and marketing	3,720	2,625	7,126	4,720
General and administrative	6,192	3,469	11,838	7,710
Amortization of intangibles	374	—	795	—

Total operating expenses	14,401	9,088	27,333	18,166

Income/(loss) from operations	4,029	3,413	3,671	(116)
Interest income	277	477	521	920
Interest expense	(293)	(14)	(542)	(29)

Income before income taxes	4,013	3,876	3,650	775
Income tax provision	(159)	—	(159)	—

Net income	$3,854	$3,876	$3,491	$775

Net income per share – Basic	$0.15	$0.15	$0.13	$0.03

Net income per share – Diluted	$0.15	$0.15	$0.13	$0.03

Weighted average common shares – Basic	26,031,173	25,795,798	26,030,472	25,753,471

Weighted average common shares – Diluted	26,408,999	26,195,984	26,387,795	26,191,963

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2007 and 2006

(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,491	$775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,178	1,063
Recognition of deferred gain	(47)	—
Deferred taxes	2	—
Stock-based compensation	1,126	817
Gain on sale of fixed assets	—	(50)
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	(7,779)	12,753
Receivables – other	(1,600)	(3,506)
Cost in excess of billings on uncompleted contracts	866	(606)
Inventories	(5,500)	(7,743)
Prepaid expenses and other	(1,239)	(260)
Accounts payable	9,437	5,667
Accrued and other liabilities	1,068	(1,230)
Billings in excess of cost on uncompleted contracts	(419)	(5)
Deferred revenues	(171)	106

Total adjustments	(2,078)	7,006

Net cash provided by operating activities	1,413	7,781

Cash flows from investing activities:
Proceeds from sale of facility	—	4,600
Purchase of facility	—	(3,627)
Purchase of property, plant and equipment	(1,314)	(1,533)
Other assets	(2)	(1,134)

Net cash used in investing activities	(1,316)	(1,694)

Cash flows from financing activities:
Principal payments on long-term debt	(4)	(62)
Deferred gain on facility purchase/sale/leaseback	—	(923)
Proceeds from issuances of common stock	16	—
Proceeds from exercise of stock options	34	117

Net cash provided by (used in) financing activities	46	(868)

Net increase in cash and cash equivalents	143	5,219
Cash and cash equivalents, beginning of period	22,885	39,107

Cash and cash equivalents, end of period	$23,028	$44,326

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $505 and $29 during the six months ended June 30, 2007 and 2006, respectively.

The Company paid income taxes of $174 and $70 during the six months ended June 30, 2007 and 2006, respectively.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. at December 31, 2006, presented within this Form 10-Q, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations and cash flows for the three and six months ended June 30, 2007 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2007.

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

Unless the context otherwise provides, all references to “we,” “us,” and “our” include EFJ, Inc., its predecessor entity and its subsidiaries, including E.F. Johnson Company, Transcrypt International, Inc., and 3e Technologies International, Inc., on a consolidated basis. All references to “EFJohnson” refer to E.F. Johnson Company, all references to “Transcrypt” refer to Transcrypt International, Inc., and all references to “3eTI” refer to 3e Technologies International, Inc. Further, all references to the private wireless communications segment refer to EFJohnson, and all references to the secured communications segment refer to Transcrypt and 3eTI combined.

2. ORGANIZATION AND CONSOLIDATION

We are a provider of secure wireless and private wireless solutions which are sold to: (1) domestic and foreign public safety / public service entities, (2) federal, state and local governmental agencies, including the Departments of Homeland Security and Defense, and (3) domestic and foreign commercial customers. Through our private wireless communications and secured communications segments we design, develop, market, and support:

•	mobile and portable wireless radios;

•	stationary transmitters / receivers (base stations or repeaters);

•	infrastructure equipment and systems;

•	secure encryption technologies for wireless radios;

•	customized wireless network centric products and systems to the federal government primarily under government funded Small Business Innovative Research (SBIR) programs; and

•	niche hardware and secure software technologies for the WLAN markets primarily in the government sector.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options with dilutive effect	174,462	755,412	174,462	1,144,222
Options with anti-dilutive effect	1,185,920	458,960	1,185,920	70,150

Outstanding stock options	1,360,382	1,214,372	1,360,382	1,214,372

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

We use the Black-Scholes option pricing model to determine the fair value of all option grants. For the three and six months ended June 30, 2007, we recognized compensation expense of $0.4 million and $0.8 million, respectively, related to stock option grants and $0.2 million and $0.3 million, respectively, related to restricted stock grants. For the three and six months ended June 30, 2006, we recognized compensation expense of $0.3 million and $0.6 million, respectively, related to stock option grants and $0.1 million and $0.2 million, respectively, related to restricted stock grants

5. INTEREST RATE SWAP AGREEMENTS AND COMPREHENSIVE LOSS

We report all derivative instruments as hedging activities in the consolidated financial statements at fair value. Changes in the fair value of the derivatives are recorded each period in Accumulated Other Comprehensive Loss in the balance sheet as the derivative is designated as effectively hedged at June 30, 2007. We entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates not for speculative or trading purposes.

On July 19, 2006, we entered into an interest rate swap agreement which effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, EFJ will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $0.2 million and is included with other long-term liabilities and Accumulated Other Comprehensive Loss in the consolidated balance sheet at June 30, 2007.

The following is a summary of the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$3,854	$3,876	$3,491	$775
Fair value adjustment for interest rate swap	210	—	165	—

Total comprehensive income	$4,064	$3,876	$3,656	$775

6. INVENTORIES

The following is a summary of inventories:

	June 30, 2007	December 31, 2006
Raw material and supplies	$13,994	$9,350
Work in progress	644	655
Finished goods	12,977	12,240
Service inventories	3,399	2,965

	31,014	25,210
Reserve for obsolescence	1,103	799

Total inventories	$29,911	$24,411

The inventory balances have increased at June 30, 2007 mainly due to the increases related to raw materials and service inventories in the Private Wireless segment.

7. GOODWILL AND INTANGIBLE ASSETS

We do not amortize our goodwill and tradename, but instead review such assets for impairment, at least annually. We performed fair value-based impairment tests at December 31, 2006 and 2005, relating to the EFJohnson reporting unit and concluded that no impairment of goodwill or tradename had occurred as of such dates. No events occurred during the six months ended June 30, 2007 and 2006, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Additional intangible assets were purchased as part of the acquisition of 3eTI, as discussed in Note 14. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis. Intangible assets consisting of trademark and tradename and certifications are not subject to amortization, but will be reviewed for impairment at least annually. No events occurred during the six months ended June 30, 2007 that would indicate an impairment of such assets had taken place as of such date.

Amortization expense, related to intangible assets which are subject to amortization, was $0.8 million and zero for the six months ended June 30, 2007 and June 30, 2006, respectively. Intangible assets consist of the following as of the dates indicated:

	June 30, 2007			December 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets not subject to amortization:
Goodwill	$25,515	$—	$25,515	$25,513	$—	$25,513
Trademarks	4,664	—	4,664	4,664	—	4,664
Certifications	1,230	—	1,230	1,230	—	1,230

	31,409	—	31,409	31,407	—	31,407
Intangible assets subject to amortization:
Existing technology	6,190	(1,841)	4,349	6,190	(1,566)	4,624
Customer relationships	4,800	(700)	4,100	4,800	(297)	4,503
License	320	(64)	256	320	(32)	288
Covenant not-to-compete	400	(200)	200	400	(117)	283
Trademarks / patents	116	(72)	44	113	(67)	46

	11,826	(2,877)	8,949	11,823	(2,079)	9,744
Total	$43,235	$(2,877)	$40,358	$43,230	$(2,079)	$41,151

The changes in the carrying amounts of goodwill and identified intangibles for the six months ended June 30, 2007 are as follows:

	Gross	Accumulated	Net
	Amount	Amortization	Amount
Intangible assets as of December 31, 2006	$43,230	$(2,079)	$41,151
Amortization of intangible assets	—	(795)	(795)
Current year additions	5	(3)	2

Intangible assets as of June 30, 2007	$43,235	$(2,877)	$40,358

8. NOTE PAYABLE AND LINE OF CREDIT

We amended our secured line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and to include a term loan of $15.0 million (the “Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined. The LIBOR Margin was 175 basis points at June 30, 2007, and the interest rate in effect at June 30, 2007 was 7.07 percent. The Loan Agreement expires June 30, 2010.

The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI as described in Note 14. At June 30, 2007 and December 31, 2006, no borrowings have been made on the revolving line of credit. Letters of credit under our line of credit were $0.3 million as of June 30, 2007 and December 31, 2006. The total available credit under the line of credit was $14.6 million and $10.9 million as of June 30, 2007 and December 31, 2006, respectively.

The Loan Agreement provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the Loan Agreement contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement also provides for events of default that would permit the lender to accelerate the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement, the Lender has a security interest in substantially all assets of the borrowers, including accounts receivable, inventories, machinery, equipment, real estate, and general intangibles.

As noted in our Form 10-K for the period ending December 31, 2006, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ended December 31, 2006. As a result, on March 5, 2007 we executed an Amendment to the Loan Agreement whereby the Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the amendment. For the quarter ended June 30, 2007, we were in compliance with the financial covenants of the Loan Agreement as amended.

9. INCOME TAXES

Income taxes have been provided using the asset and liability method and the provision for income taxes reflects our estimate of the effective rate expected to be applicable for the full fiscal year. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to permanent and temporary differences, utilization of carryforwards relating to net operating loss and business tax credits. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that it is more likely than not such benefits will be realized based on available evidence.

We recorded a tax provision of $0.2 million and $0.2 million for the three and six months ended June 30, 2007, respectively, and no tax provisions for the three and six months ended June 30, 2006, respectively. The difference between our effective tax rates and the 34% federal statutory rate resulted primarily from utilization of net operating loss carryforwards and changes in the valuation allowance.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company has unrecognized tax benefits of approximately $0.4 million that did not change significantly during the six months ended June 30, 2007 relating to carry forward of business credits. The adoption of FIN 48 did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not been included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of June 30, 2007, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 1996 to 2002 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

10. WARRANTY COSTS

We provide a one or two year warranty on substantially all of our products, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known. A reconciliation of changes in our accrued warranty reserve as of June 30, 2007 is as follows:

	Balance at December 31, 2006	Charged to Expense	Deduction / Expenditures	Balance at June 30, 2007
Allowance for warranty reserve	$1,412	$2,899	$(1,580)	$2,731

11. COMMITMENTS AND CONTINGENCIES

On February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, seeking damages against EFJohnson on claims arising out of EFJohnson’s sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $0.5 million of products from EFJohnson since 1999. ASRC’s complaint anticipated that the State of Alaska would prosecute its claims against ASRC under an administrative procedure provided for under the Alaska State Procurement Code for damages associated with alleged malfunctions of EFJohnson radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any of the State of Alaska’s claim alleging non-performance of the EFJohnson radios. In the event the State of Alaska prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State of Alaska in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. On June 30, 2005, the presiding administrative law judge granted the Company’s motion to dismiss, and dismissed the administrative claim without prejudice to renewal of the action if the matter is not resolved on the merits in the Superior Court. On January 12, 2007, the State of Alaska filed a complaint against ASRC in the Superior Court for the State of Alaska claiming damages of at least $0.6 million for breach of contract. Pursuant to the ASRC Agreement, we will defend and indemnify ASRC for any damages they incur. This matter was settled for $0.2 million in the second quarter of 2007 that was accrued as of December 31, 2006.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. At this time, we do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings as of June 30, 2007 was $0.05 million.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At June, 30, 2007 and December 31, 2006 we had open letters of credit totaling $0.3 million. Bonds, which expire on various dates, totaled $0.5 million on June 30, 2007 and December 31, 2006. No bonds had been drawn upon at either date.

12. SEGMENT AND RELATED INFORMATION

We operate in two reporting segments: Private Wireless Communications and Secured Communications. Our Private Wireless Communications segment is composed of our EFJohnson subsidiary. Our Secured Communications segment is composed of our Transcrypt and 3eTI subsidiaries. Prior to the acquisition of 3eTI, Transcrypt was the only component of the Secured Communications segment. Each segment is led by a business unit President and we evaluate the results of each segment based on gross margin and income from operations. Corporate general and administrative expenses are allocated to the operating segments based upon certain criteria, including the estimated usage of corporate resources. The following table is a summary of the unaudited operating results for our reporting segments for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Private Wireless Communications	$51,455	$23,050	$82,713	$27,613
Secured Communications	5,841	5,700	13,531	11,700

	$57,296	$28,750	$96,244	$39,313

Gross Profit:
Private Wireless Communications	$15,469	$7,688	$24,697	$8,220
Secured Communications	2,961	4,813	6,307	9,830

	$18,430	$12,501	$31,004	$18,050

Operating income (loss):
Private Wireless Communications	$5,462	$143	$5,960	$(6,280)
Secured Communications	(1,433)	3,270	(2,289)	6,164

Income from operations	4,029	3,413	3,671	(116)
Other income / (expense), net	(16)	463	(21)	891

Income / (loss) before taxes	$4,013	$3,876	$3,650	$775

Depreciation & Amortization:
Private Wireless Communications	$593	$473	$1,139	$941
Secured Communications	$500	$63	$1,039	$122

	$1,093	$536	$2,178	$1,063

Assets:
Private Wireless Communications	$76,468	$68,209	$76,468	$68,209
Secured Communications	64,945	46,879	64,945	46,879
Corporate	25,681	25,335	25,681	25,335

	$167,094	$140,423	$167,094	$140,423

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

14. ACQUISITION OF 3ETI

On July 10, 2006, we completed a merger resulting in our owning 100% of the equity of 3eTI, which became a wholly-owned subsidiary of EFJ. This merger allows us to increase our product portfolio by adding wireless data and wireless data security products and solutions that expand the addressable market for our company. 3eTI is a provider of customized wireless network centric products and systems to the federal government primarily under government funded SBIR programs; and a provider of wireless data hardware for WiFi and mesh networking and secure software technologies that meet federal standards for securing wireless data networks primarily in the government sectors. We also offer products to commercial, non-governmental users.

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

	Three months ended June 30, 2006		Six months ended June 30, 2006
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$28,750	$34,836	$39,313	$52,380
Net income (loss)	$3,876	$3,412	$775	$(550)
Net income (loss) per share:
Basic	0.15	0.13	0.03	(0.02)
Diluted	0.15	0.13	0.03	(0.02)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, our expectations on profitability, margin improvement for the business, improved costs on our products, backlog and the risks discussed in the 2006 Annual Report on Form 10-K under Item 1A “Risk Factors” and in Part II of this report on Form 10-Q under Item 1A “Risk Factors.” We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason except as required by law.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to our financial condition and results of operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Overview

EFJ, Inc. is a provider of secure wireless technologies primarily for the homeland security marketplace. Through our private wireless segment, we design, develop, market and support private wireless communications, including wireless radios and wireless communications infrastructure and systems for digital and analog platforms. In addition and through our secured communications segment, we offer encryption technologies for wireless voice, video and data communications and we also design, develop, market and support secure wireless networking solutions that include Wi-Fi products, mesh networking, access points, and client infrastructure products. We provide our products and services to homeland security, defense, public safety and public service, international markets and business and industrial customers.

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

The majority of revenues in our private wireless communications segment are derived from the sale of wireless radio products. Our federal, state and local governmental agency customers are increasingly demanding interoperable, secured, private wireless communications products and systems. We believe this demand has created opportunities and we believe we are positioned to provide both of these products and systems. As a result, we expect to continue to allocate a portion of our on-going research and development expenditures to infrastructure components and system development efforts.

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

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses associated with our management, accounting, information systems and administrative functions. This expense also includes the impact of equity-based compensation expense. For 3eTI, accounting for government contracts delineates what is a direct charge allowable to include in contract costs and what is considered to be an indirect charge reflected as general and administrative expenses. We consider indirect engineering labor and operating costs such as quality, planning, operations, and company fringe benefits, general administrative salaries and other general administrative expenses as general and administrative expense.

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

Revenues

Product revenues are recognized when the earnings process is complete, less an estimate for an allowance for returns, if applicable, and collection is reasonably assured. The earnings process is generally complete when the product is shipped, or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership, are transferred to the customer at point of shipment or point of delivery, as typically we have no further obligations with respect to the sale which impact the functionality of the product. For sales where collection is not reasonably assured, we recognize revenues as cash is received. If collection is contingent on a future event, we recognize revenues when the contingency lapses, generally upon cash collection.

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

Inventories

Inventories are recorded at the lower of cost or market with cost determined by the first-in, first-out, or FIFO, method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products. A significant portion of our inventories is comprised of components and parts on hand to support maintenance of products previously sold. As such, we anticipate utilizing such inventories over extended periods of time. Our obsolescence and lower of cost-or-market accounting policies provide for a periodic adjustment to the carrying value of such inventories. As of June 30, 2007, we had a reserve for obsolescence of $1.1 million.

Goodwill and Other Intangible Assets

At least annually, we assess goodwill and other indefinite lived intangible assets, using fair value-based tests. If the respective carrying amount exceeds the fair value, goodwill or other indefinite lived intangible assets are considered to be impaired. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such reporting unit and present value implied by estimates of future revenues, costs, expenses and other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or other indefinite lived intangible assets may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the goodwill or other intangible assets. For a further discussion of goodwill and other intangible assets, see the discussion under Footnote 7 – Notes to Condensed Consolidated Financial Statement.

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

We adopted FIN 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. Based on the review of the various tax positions we estimated uncertain tax positions in the amount of $0.4 million. However, these tax benefits have not been included in prior year income tax return filings and are included in our deferred tax asset pools as of January 1, 2007 (FIN 48 adoption date) with a reasonable valuation reserve. Therefore, we have concluded that there is no requirement to book a liability for FIN 48 as discussed in Note 9 to the condensed consolidated financial statements.

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.00%	100.00%	100.00%	100.00%
Cost of sales	67.83	56.52	67.79	54.09

Gross profit	32.17	43.48	32.21	45.91

Operating expenses:
Research and development	7.18	10.41	7.87	14.59
Sales and marketing	6.49	9.13	7.40	12.01
General and administrative	10.81	12.07	12.30	19.61
Amortization of intangibles	0.65	—	0.83	—

Total operating expenses	25.13	31.61	28.40	46.21

Income from operations	7.04	11.87	3.81	(0.30)
Interest income	0.47	1.66	0.54	2.34
Interest expense	(0.51)	(0.05)	(0.56)	(0.07)

Income before income taxes	7.00	13.48	3.79	1.97
Income tax (expense)	(0.27)	—	(0.16)	—

Net Income	6.73%	13.48%	3.63%	1.97%

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

Revenues. Our revenues increased $28.5 million, or 99%, to $57.3 million for the three months ended June 30, 2007 from $28.8 million for the same period in 2006. In the second quarter of 2007, the private wireless communications segment revenues comprised $51.5 million, or 90% of total revenues, as compared to $23.1 million or 80% of total revenues in the second quarter of 2006. Revenues from the secured communications segment comprised $5.8 million, or 10% of total revenues, as compared to $5.7 million or 20% of total revenues in the second quarter of 2006.

Our revenues increased $56.9 million, or 145%, to $96.2 million for the six months ended June 30, 2007 from $39.3 million for the same period in 2006. In the first six months of 2007, the private wireless communications segment revenues comprised $82.7 million, or 86% of total revenues, as compared to $27.6 million or 70% of total revenues in the first six months of 2006. Revenues from the secured communications segment comprised $13.5 million, or 14% of total revenues, as compared to $11.7 million or 30% of total revenues in the first six months of 2006.

Private wireless communications revenues increased $28.4 million, or 123%, to $51.5 million for the three months ended June 30, 2007 from $23.1 million for the same period in 2006. For the first six months of 2007, the private wireless communications segment revenues increased $55.1 million to $82.7, or 200%, from $27.6 million in the same period for 2006. These increases are primarily due to deliveries against a large Department of Defense order we previously announced.

Secured communications revenues increased $0.1 million, or 2%, to $5.8 million for the three months ended June 30, 2007 from $5.7 million for the same period in 2006. For the first six months of 2007, the secured communications segment revenues increased $1.8 million, or 16%, to $13.5 million from $11.7 million in the same period for 2006. These increases were attributable to the inclusion of 3eTI revenues of $4.9 million and $11.2 million during the second quarter and six months ended June 30, 2007, partially offset by the anticipated decline in Transcrypt’s encryption revenues.

Gross Profit. Our gross profit increased $5.9 million, or 47%, to $18.4 million in the three months ended June 30, 2007 from $12.5 million for the same period in 2006. Gross profit, as a percentage of revenue, or gross margin, was 32% for the three months ended June 30, 2007, as compared to 43% for the same period in 2006. For the six months ended June 30, 2007, gross profit increased $13.0 million, to $31.0 million from $18.0 million. Gross margin for the first six months of 2007 decreased to 32% from 46% in the first six months of 2006. The decline in gross margin is attributable to the anticipated decline in Transcrypt’s high gross margin revenues.

In the second quarter of 2007, gross profit for the private wireless communications segment was $15.5 million with a gross margin of 30%, compared to $7.7 million with a gross margin of 33% in the same period for 2006. For the first six months of 2007, gross profit for the private wireless communications segment was $24.7 million with a gross margin of 30%, compared to $8.2 million with a gross margin of 30%, in the same period for 2006. The increase in gross profits in the first six months of 2007 were primarily due to deliveries against a large Department of Defense order we previously announced.

In the second quarter of 2007, gross profit for the secured communications segment was $3.0 million with a gross margin of 51%, compared to $4.8 million with a gross margin of 84% in the same period for 2006. For the first six months of 2007, gross profit for the secured communications segment was $6.3 million with a gross margin of 47%, compared to $9.8 million with a gross margin of 84%, in the same period for 2006. The decline in gross margin is attributable to the anticipated decline in Transcrypt’s high gross margin revenues.

Research and Development Research and development expenses increased $1.1 million, or 37%, to $4.1 million in the three months ended June 30, 2007 from $3.0 million in the same period in 2006. Research and development expenses were 7% of revenues in the second quarter of 2007, as compared to 10% during the same period in 2006. For the six months ended June 30, 2007, research and development increased $1.8 million, or 32%, to $7.6 million from $5.7 million. In the first six months of 2007, research and development expenses were 8% of revenues compared to 15% in the same period of 2006.

These increases are attributable to new product deliveries requiring project, prototype and testing together with the inclusion of 3eTI . Additionally we received a non-recurring engineering benefit of $0.6 million in the first quarter of 2006 associated with 800 MHz product line that was not replicated in the first quarter of 2007. We expect research and development expenses to be approximately 8% to 9% of 2007 revenues.

Sales and Marketing. Sales and marketing expenses increased $1.1 million, or 42%, to $3.7 million for the three months ended June 30, 2007 from $2.6 million for the same period in 2006. As a percentage of revenue, sales and marketing expenses decreased to 6% of revenues in the second quarter of 2007 from 9% of revenues in the second quarter of 2006. For the first six months of 2007, sales and marketing expenses increased $2.4 million to $7.1 million from $4.7 million in the same period in 2006. Sales and marketing expenses were 7% of revenues in the first six months of 2007 and 12% of revenues in 2006. These increases are the result of higher commission expense associated with the increased revenues and the inclusion of sales marketing expenses for our 3eTI branded products.

General and Administrative. General and administrative expenses increased $2.7 million, or 78%, to $6.2 million (11% of revenues) for the three months ended June 30, 2007 from $3.5 million (12% of revenues) for the same period in 2006. For the first six months of 2007, general and administrative expenses increased $4.1 million, or 53%, to $11.8 million (12% of revenues) from $7.7 million (20% of revenues) in 2006. The majority of the increases in expenses were attributable to the inclusion of 3eTI administrative expenses amounting to $1.6 million in the second quarter and $3.1 million for the first six months of 2007. Included in general and administrative expenses in the three and six months ended June 30, 2007 were $0.6 million and $1.1 million, respectively, related to equity compensation expense. In the three and six month periods ended June 30, 2006, we recorded $0.4 million and $0.8 million in equity compensation expense.

Amortization of Intangibles. Amortization of intangibles of $0.4 million and $0.8 million for the three and six months ended June 30, 2007 reflects the amortization of specifically identifiable intangible assets resulting from the 3eTI acquisition.

Net Interest Income /(Expense). Net interest income/(expense) decreased to virtually zero for the three months ended June 30, 2007 from $0.5 million for the same period in 2006. Net interest income/(expense) decreased to virtually zero for the six months ended June 30, 2007 from $0.9 million for the same period in 2006. This is attributable to interest on the term loan associated with the 3eTI acquisition and lower interest income earned on cash balances.

Provision for Income Taxes. We recorded a tax provision of $0.2 million for the three and six months ended June 30, 2007, respectively, and no tax provisions for the three and six months ended June 30, 2006, respectively. The difference between our effective tax rates and the 34% federal statutory rate resulted primarily from utilization of net operating loss carryforwards and changes in the valuation allowance.

The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during 2007, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income. Net income for the three months ended June 30, 2007 and 2006 was $3.4 million and $3.9 million, respectively. As a percent of revenues, net income was 7% of revenues in the second quarter of 2007 compared to 13% of revenues in the second quarter of 2006. For the first six months of 2007, net income was $3.5 million (4% of revenues) as compared to $0.8 million (2% of revenues) for the first six months of 2006.

Liquidity and Capital Resources

Based upon our current level of operations, we expect that our cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

Net cash from operating activities. Our operating activities provided cash of $1.4 million and $7.8 million in the six months ended June 30, 2007 and 2006, respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During the six months ended 2007, operating activities provided $1.4 million in cash flow primarily due to net income of $3.5 million, depreciation and amortization of $2.2 million and other operating activities providing $8.9 million in cash. Uses of cash resulted from collections of $88.5 million of billed receivables offset by product billings of $96.2 million that effectively decreased cash from operating activities by $7.7 million. Additionally, we used $5.5 million to purchase inventories. The increase in accounts receivable reflects the significant increase in revenues in the private wireless communications segment continuing in the quarter ended June 30, 2007. The increases in inventories were principally the result of continued product procurement in the second quarter of 2007 in anticipation of satisfaction of shipments and sales relating to a large Department of Defense order we previously announced.

During the first six months of 2006, operating activities provided $7.8 million in cash flow. We collected $52.2 million of billed receivables that effectively increased cash from operating activities by $12.8 million after product billings of $39.4 million. Additionally, depreciation, amortization and net income provided $1.8 million in operating cash flows. Other operating activities provided $0.9 million. We used $7.7 million of cash to purchase inventories.

Net cash from investing activities. During the six months ended June 30, 2007 and 2006, investing activities used $ 1.3 million and $1.7 million respectively. In the first six months of 2007 we purchased $1.3 million in equipment. Additionally, we used $1.5 million to purchase equipment in the first six months of 2006.

Net cash from financing activities. During the six months ended June 30, 2006 financing activities used $0.9 million primarily relating to the deferred gain on the sale and leaseback of the Irving facility.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total un-drawn balance of $0.3 million as of June 30, 2007. Performance and bid bonds, which expire on various dates, totaled $0.5 million as of June 30, 2007. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2007.

Secured line of credit. We amended our secured line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 175 basis points at June 30, 2007. Following the renegotiation of this agreement, the $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI. No borrowings have been made on the revolving line of credit.

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

We were in compliance with all financial and negative covenants at June 30, 2007. At June 30, 2007, we had no amounts outstanding on the revolving line of credit, and the total available line of credit was $14.6 million.

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

Backlog. Our backlog of unfilled orders at June 30, 2007 was $83.1 million, compared to a backlog of $136.5 million at December 31, 2006 and $65.0 million at June 30, 2006. Depending on the size and complexity of customer specifications and requirements, the backlog can be converted to revenues in a relatively short period of time (typically 90 days) or with complex integrations and various delivery dates, orders can span multiple years.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we are not involved in any VIE transactions.

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

Our financial instruments consist of cash, cash equivalents, short- and long-term investments, trade accounts receivable, accounts payable and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. As of June 30, 2007, we had an investment portfolio of short-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts. Due to the short duration of our investment portfolio, a hypothetical 1% change in interest rates would not be material to our financial condition or results of operations.

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

Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated our disclosure controls and procedures, as defined in Rule 240.13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding disclosures.

Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our CEO and CFO, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2007, we developed improved controls in our private wireless communications segment associated with access security of our computer and information system. Additionally, we have begun the integration of 3eTI processes and controls into our existing internal control structure. We will continue this integration effort into the third and fourth quarters and anticipate completion by the end of our fiscal year.

We will continue to develop and implement new/modified control procedures associated with inventory costing, purchasing, shipping, and receiving with our outsource manufacturing providers. In response to the increased risk imposed by these changes, we increased the nature and extent of analytical review and analysis of the accounts impacted by these changes. We will continue to conduct full physical inventory counts periodically during 2007. We anticipate that there will be additional changes in our internal control process during the year as we continue to enhance our internal control effectiveness in conjunction with these processes.

There were no other changes in our internal controls over financial reporting during the quarter ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In preparation of our financial statements as of and for the period ended June 30, 2007, management believes that our internal controls over these processes are operating and effective.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Legal update Table

(a)	Our 2007 Annual Meeting of Shareholders (the “2007 Annual Meeting”) was held June 8, 2007.

(b)	At the 2007 Annual Meeting, the shareholders elected each of the following nominees as directors, to serve on our Board of Directors for a three year term. The vote for each director was as follows:

	Votes For	Votes Withheld
Veronica A. Haggart	22,982,503	1,425,190
Thomas R. Thomsen	22,940,603	1,467,090

ITEM 5.	OTHER INFORMATION

N/A.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2007

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2007

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: August 1, 2007	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)