Form 10-Q
period 2007-09-30
EFJ INC
filed 2007-10-30
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 22, 2007, 26,058,811 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

(Unaudited and in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$21,369	$22,885
Accounts receivable, net of allowance for returns and doubtful accounts of $1,003 and $789, respectively	25,242	23,427
Receivables—other	6,445	8,673
Cost in excess of billings on uncompleted contracts	3,374	3,940
Inventories, net	32,706	24,411
Deferred income taxes	2,783	3,814
Prepaid expenses	1,424	1,317

Total current assets	93,343	88,467

Property, plant and equipment, net	6,738	6,744
Deferred income taxes, net of current portion	17,143	16,115
Goodwill	25,515	25,513
Other intangible assets, net of accumulated amortization	14,436	15,638
Other assets	140	86

TOTAL ASSETS	$157,315	$152,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$8	$5
Accounts payable	13,566	11,097
Accrued expenses	9,008	8,111
Billings in excess of cost on uncompleted contracts	236	427
Deferred revenues	529	885

Total current liabilities	23,347	20,525
Long-term debt obligations, net of current portion	15,017	15,000
Other liabilities	431	332

TOTAL LIABILITIES	38,795	35,857

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,208,811 and 26,179,707 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively)	262	262
Additional paid-in capital	153,465	151,665
Accumulated other comprehensive loss	(431)	(332)
Accumulated deficit	(34,776)	(34,889)

TOTAL STOCKHOLDERS’ EQUITY	118,520	116,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,315	$152,563

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$33,715	$33,502	$129,959	$72,815
Cost of sales	24,065	21,084	89,305	42,347

Gross profit	9,650	12,418	40,654	30,468

Operating expenses:
Research and development	3,929	2,941	11,504	8,677
Sales and marketing	3,163	2,803	10,288	7,523
General and administrative	5,699	4,657	17,537	12,367
Amortization of intangibles	407	302	1,202	302
Write-off of in-process R&D	—	1,600	—	1,600

Total operating expenses	13,198	12,303	40,531	30,469

Income (loss) from operations	(3,548)	115	123	(1)

Interest income	315	345	836	1,264
Interest expense	(282)	(225)	(824)	(253)

Income (loss) before income taxes	(3,515)	235	135	1,010

Income tax benefit (expense)	137	—	(22)	—

Net income (loss)	$(3,378)	$235	$113	$1,010

Net income (loss) per share – Basic	$(0.13)	$0.01	$—	$0.04

Net income (loss) per share – Diluted	$(0.13)	$0.01	$—	$0.04

Weighted average common shares – Basic	26,035,933	25,850,910	26,032,312	25,786,307

Weighted average common shares – Diluted	26,035,933	26,192,187	26,397,343	26,177,596

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2007 and 2006

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$113	$1,010
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,320	1,951
Recognition of deferred gain	(71)	(50)
Write-off of in-process R&D	—	1,600
Deferred taxes	3	—
Stock-based compensation	1,726	1,259
Gain on sale of fixed assets	—	43
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	(1,815)	10,739
Receivables—other	2,228	(1,895)
Cost in excess of billings on uncompleted contracts	566	(103)
Inventories	(8,295)	(13,130)
Prepaid expenses and other	(107)	141
Accounts payable	2,469	7,600
Accrued and other liabilities	968	(1,309)
Billings in excess of cost on uncompleted contracts	(191)	(4)
Deferred revenues	(356)	(73)

Total adjustments	445	6,769

Net cash provided by operating activities	558	7,779

Cash flows from investing activities:
Proceeds from sale of facility	—	4,600
Purchase of facility	—	(3,650)
Purchase of property, plant and equipment	(2,112)	(3,125)
Acquisition, net of cash acquired	—	(36,032)
Purchase of intangibles	(2)	—
Other assets	(54)	320

Net cash used in investing activities	(2,168)	(37,887)

Cash flows from financing activities:
Proceeds from capitalized lease	25	—
Proceeds from note payable	—	15,000
Principal payments on long-term debt	(5)	(64)
Proceeds from issuances of common stock	16	285
Proceeds from exercise of stock options	58	203

Net cash provided by financing activities	94	15,424

Net decrease in cash and cash equivalents	(1,516)	(14,684)
Cash and cash equivalents, beginning of period	22,885	39,107

Cash and cash equivalents, end of period	$21,369	$24,423

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $794 and $41 during the nine months ended September 30, 2007 and 2006, respectively.

The Company paid income taxes of $184 and $396 during the nine months ended September 30, 2007 and 2006, respectively.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. at December 31, 2006, presented within this Form 10-Q, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations and cash flows for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2007.

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

Three and nine months ended September 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

3. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options, stock satisfied stock appreciation rights (“SSAR’s”), restricted stock grants and restricted stock units (collectively “Incentive shares”). For the three months ended September 30, 2007, all outstanding incentive shares were considered anti-dilutive due to the net loss in the quarter. Outstanding incentive shares with exercise prices lower than the average market price of the common stock for the respective periods are considered common stock equivalents and are dilutive in the calculation of the diluted weighted average common shares. Outstanding incentive shares which had exercise prices higher than the average market price of the common stock for the periods are considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. The outstanding incentive shares which are considered dilutive and anti-dilutive are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Incentive shares with dilutive effect	—	688,422	518,782	1,037,622
Incentive shares with anti-dilutive effect	1,629,422	749,960	1,110,640	400,760

Outstanding incentive shares	1,629,422	1,438,382	1,629,422	1,438,382

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options and SSAR’s were outstanding for the periods presented.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights (“SSAR’s”) (collectively “Options”) For the three and nine months ended September 30, 2007, we recognized compensation expense of $0.4 million and $1.2 million, respectively, related to options and $0.2 million and $0.5 million, respectively, related to restricted stock grants and restricted stock units. For the three and nine months ended September 30, 2006, we recognized compensation expense of $0.3 million and $1.0 million, respectively, related to stock option grants and $0.1 million and $0.3 million, respectively, related to restricted stock grants.

In July, 2007 the Compensation Committee of the Board of Directors of the Company deemed it is in the best interests of the Company to approve the use of Restricted Stock Units (“RSU’s) and Stock Satisfied Stock Appreciation Rights (“SSAR’s”) as the equity instruments for grant to certain key employees of the Company pursuant to the 2005 Omnibus Incentive Compensation Plan. We made grants of 14,500 RSU’s to key employees that vest over a four year period and expire in five years. Accordingly, the fair value compensation expense of $0.077 million is being recorded over the four year vesting period. We recognized compensation expense of $0.003 in the three and nine months ended September 30, 2007. We made grants of 58,000 SSAR’s to key employees that vest over a four year period and expire in five years. Accordingly, the fair value compensation expense of $0.308 million is being recorded over the four year vesting period. We recognized compensation expense of $0.009 in the three and nine months ended September 30, 2007.

5. INTEREST RATE SWAP AGREEMENTS AND COMPREHENSIVE LOSS

We report all derivative instruments as hedging activities in the consolidated financial statements at fair value. Changes in the fair value of the derivatives are recorded each period in Accumulated Other Comprehensive Loss in the balance sheet as the derivative is designated as effectively hedged at September 30, 2007. We entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates, not for speculative or trading purposes.

On July 19, 2006, we entered into an interest rate swap agreement which effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, EFJ will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $0.4 million and is included with other long-term liabilities and Accumulated Other Comprehensive Loss in the consolidated balance sheet at September 30, 2007.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

The following is a summary of the components of comprehensive income / (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(3,378)	$235	$113	$1,010
Fair value adjustment for interest rate swap	(264)	(371)	(99)	(371)

Total comprehensive income (loss)	$(3,642)	$(136)	$14	$639

6. INVENTORIES

The following is a summary of inventories:

	September 30, 2007	December 31, 2006
Raw material and supplies	$15,466	$9,350
Work in progress	563	655
Finished goods	15,108	12,240
Service inventories	3,307	2,965

	34,444	25,210
Reserve for obsolescence	1,738	799

Total inventories	$32,706	$24,411

The inventory balances have increased at September 30, 2007 mainly due to the increases related to raw materials and finished goods inventories in the private wireless segment.

7. GOODWILL AND INTANGIBLE ASSETS

We do not amortize our goodwill and tradename, but instead review such assets for impairment, at least annually. We performed fair value-based impairment tests at December 31, 2006 and 2005, relating to the EFJohnson reporting unit and concluded that no impairment of goodwill or tradename had occurred as of such dates. No events occurred during the nine months ended September 30, 2007 and 2006, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Additional intangible assets were purchased as part of the acquisition of 3eTI, as discussed in Note 15. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis. Intangible assets consisting of trademark and tradename and certifications are not subject to amortization, but will be reviewed for impairment at least annually. Consistent with our practice, we intend to prepare an analysis of the intangible assets purchased as part of the acquisition of 3eTI in the fourth quarter of 2007. In determining fair value-based impairment tests, management plans to consider, among other factors, our historical and projected operating results for 3eTI, our current and expected customer base and technological and competitive factors impacting our current products. Management’s analysis and estimates are based on earnings projections using information currently available and discounted for the risk of future earnings.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

Amortization expense, related to intangible assets which are subject to amortization, was $1.2 million and $0.3 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Intangible assets consist of the following as of the dates indicated:

	September 30, 2007			December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets not subject to amortization:
Goodwill	$25,515	$—	$25,515	$25,513	$—	$25,513
Trademarks	4,664	—	4,664	4,664	—	4,664
Certifications	1,230	—	1,230	1,230	—	1,230

	31,409	—	31,409	31,407	—	31,407

Intangible assets subject to amortization:
Existing technology	6,190	(1,978)	4,212	6,190	(1,566)	4,624
Customer relationships	4,800	(902)	3,898	4,800	(297)	4,503
License	320	(80)	240	320	(32)	288
Covenant not-to-compete	400	(250)	150	400	(117)	283
Trademarks/Patents	116	(74)	42	113	(67)	46

	11,826	(3,284)	8,542	11,823	(2,079)	9,744
Total	$43,235	$(3,284)	$39,951	$43,230	$(2,079)	$41,151

The changes in the carrying amounts of goodwill and identified intangibles for the nine months ended September 30, 2007 are as follows:

	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets as of December 31, 2006	$43,230	$(2,079)	$41,151
Amortization of intangible assets	—	(1,202)	(1,202)
Current year additions	5	(3)	2

Intangible assets as of September 30, 2007	$43,235	$(3,284)	$39,951

8. NOTE PAYABLE AND LINE OF CREDIT

We amended our secured line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and to include a term loan of $15.0 million (the “Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined. The LIBOR Margin was 175 basis points at September 30, 2007, and the interest rate in effect at September 30, 2007 was 7.42 percent. The Loan Agreement expires June 30, 2010.

The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI as described in Note 15. At September 30, 2007 and December 31, 2006, no borrowings have been made on the revolving line of credit. Letters of credit under our line of credit were $0.3 million as of September 30, 2007 and December 31, 2006. The total available credit under the line of credit was $14.3 million and $10.9 million as of September 30, 2007 and December 31, 2006, respectively.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2007 and 2006

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

As noted in our Form 10-K for the period ending December 31, 2006, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ended December 31, 2006. As a result, on March 5, 2007 we executed an Amendment to the Loan Agreement whereby the Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the amendment. On August 9, 2007, we concluded with Bank of America corrections to the fixed charge coverage ratio calculation previously and consistently applied since the September 30, 2005 covenant certificate. We were not in compliance with the revised fixed charge coverage ratio calculations and covenant as of March 31, 2007 and Bank of America waived such financial covenant default. We were not in compliance with the fixed charge coverage ratio covenant for the quarter ended September 30, 2007. However, on a year-to-date basis we would meet the requirements of the fixed charge coverage ratio covenant and accordingly, Bank of America has waived the quarterly financial covenant default on a one time basis.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

9. CAPITALIZED LEASE OBLIGATIONS

In August 2007, we entered into two equipment lease agreements that expire in 2010 having a bargain purchase option that requires the leases to be capitalized. As of September 30, 2007, the gross amount of the equipment and the related accumulated depreciation recorded under debt obligations were as follows:

Three and Nine Months Ended September 30, 2007
Equipment	$25
Accumulated depreciation	(1)

$24

The future minimum capital lease payments as of September 30, 2007 are as follows:

Period Ending September 30,	Capital Leases
2008	$9
2009	9
2010	8

26
Less amounts representing Interest	(1)

Total	25

Less current portion of capitalized lease obligation	(8)

Capitalized lease obligation, net of current portion	$17

10. INCOME TAXES

Income taxes have been provided using the asset and liability method and the provision for income taxes reflects our estimate of the effective rate expected to be applicable for the full fiscal year. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to permanent and temporary differences, utilization of carryforwards relating to net operating losses and business tax credits. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that it is more likely than not such benefits will be realized based on available evidence.

We recorded a tax benefit of $0.1 million and a $0.02 million provision for the three and nine months ended September 30, 2007, respectively, and no tax provisions for the three and nine months ended September 30, 2006, respectively. The difference between our effective tax rates and the 34% federal statutory rate resulted primarily from utilization of net operating loss carryforwards and changes in the valuation allowance.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company has unrecognized tax benefits of approximately $0.4 million that did not change significantly during the nine months ended September 30, 2007 relating to carry forward of business credits. The adoption of FIN 48 did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not been included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

As of September 30, 2007, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 1996 to 2002 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

11. WARRANTY COSTS

We provide a one or two year warranty on substantially all of our products, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known. A reconciliation of changes in our accrued warranty reserve as of September 30, 2007 is as follows:

	Balance at December 31, 2006	Charged to Expense	Deduction / Expenditures	Balance at September 30, 2007
Allowance for warranty reserve	$1,412	$5,048	$(3,278)	$3,182

The warranty reserve balances have increased at September 30, 2007 mainly due to increased revenues and expenditures during the nine months ended September 30, 2007 in the private wireless segment.

12. COMMITMENTS AND CONTINGENCIES

On February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, seeking damages against EFJohnson on claims arising out of EFJohnson’s sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $0.5 million of products from EFJohnson since 1999. ASRC’s complaint anticipated that the State of Alaska would prosecute its claims against ASRC under an administrative procedure provided for under the Alaska State Procurement Code for damages associated with alleged malfunctions of EFJohnson radios. Under a May 21, 2003 agreement between ASRC and EFJohnson (the “ASRC Agreement”), EFJohnson agreed to defend ASRC, at EFJohnson’s expense, against any of the State of Alaska’s claims alleging non-performance of the EFJohnson radios. In the event the State of Alaska prevailed in its claim, EFJohnson and ASRC agreed to allocate any award in favor of the State of Alaska in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EFJohnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EFJohnson radios. On June 30, 2005, the presiding administrative law judge granted the Company’s motion to dismiss, and dismissed the administrative claim without prejudice to renewal of the action if the matter is not resolved on the merits in the superior court. On January 12, 2007, the State of Alaska filed a complaint against ASRC in the Superior Court for the State of Alaska claiming damages of at least $0.6 million for breach of contract. Pursuant to the ASRC Agreement, we will defend and indemnify ASRC for any damages they incur. This matter was settled for $0.2 million in the second quarter of 2007 that was accrued as of December 31, 2006.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. At this time, we do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings as of September 30, 2007 was $0.05 million.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At September 30, 2007 and December 31, 2006 we had open letters of credit totaling $0.3 million. Bonds, which expire on various dates, totaled $0.5 million on September 30, 2007 and December 31, 2006. No bonds had been drawn upon at either date.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

13. SEGMENT AND RELATED INFORMATION

We operate in two reporting segments: Private Wireless Communications and Secured Communications. Our Private Wireless Communications segment is composed of our EFJohnson subsidiary. Our Secured Communications segment is composed of our Transcrypt and 3eTI subsidiaries. Prior to the acquisition of 3eTI, Transcrypt was the only component of the Secured Communications segment. Each segment is led by a business unit President and we evaluate the results of each segment based on gross margin and income from operations. Corporate general and administrative expenses are allocated to the operating segments based upon certain criteria, including the estimated usage of corporate resources. The following table is a summary of the unaudited operating results for our reporting segments for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Private Wireless Communications	$28,831	$21,739	$111,544	$49,352
Secured Communications	4,884	11,763	18,415	23,463

	$33,715	$33,502	$129,959	$72,815

Gross Profit:
Private Wireless Communications	$7,409	$4,523	$32,106	$12,743
Secured Communications	2,241	7,895	8,548	17,725

	$9,650	$12,418	$40,654	$30,468

Operating income (loss):
Private Wireless Communications	$(966)	$(2,189)	$4,994	$(8,468)
Secured Communications	(2,582)	2,304	(4,871)	8,467

Income from operations	(3,548)	115	123	(1)
Other income / (expense), net	33	120	12	1,011

Income / (loss) before taxes	$(3,515)	$235	$135	$1,010

Depreciation & Amortization:
Private Wireless Communications	$581	$459	$1,720	$1,396
Secured Communications	$561	$429	$1,600	$555

	$1,142	$888	$3,320	$1,951

Assets:
Private Wireless Communications	$70,716	$72,237	$70,716	$72,237
Secured Communications	60,777	66,356	60,777	66,356
Corporate	25,822	25,297	25,822	25,297

	$157,315	$163,890	$157,315	$163,890

14. SALE/LEASEBACK TRANSACTION

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

The 10-year lease executed by EFJ, Inc. covered the entire facility purchased and sold in the previous transactions; therefore, the gain was deferred and is being amortized over the term of the lease as a reduction of rent expense in general and administrative expenses.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2007 and 2006

(Unaudited and in thousands, except share and per share data)

15. ACQUISITION OF 3ETI

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

The total consideration paid by EFJ in the merger consisted of $36.0 million in cash, which includes $3.6 million to be held in escrow to indemnify us for any claims under the merger agreement and certain purchase price adjustments. The remaining amount in the escrow account after satisfying indemnification claims and purchase price adjustments, if any, will be distributed to 3eTI’s selling shareholders. The indemnification claims have not been satisfied and remain open at September 30, 2007.

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

	Nine months ended September 30, 2006
	As Reported	Pro Forma
Revenue	$72,815	$85,882
Net income (loss)	$1,010	$(197)

Net income (loss) per share:
Basic	0.04	(0.01)
Diluted	0.04	(0.01)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a provider of secure wireless technologies primarily for the homeland security marketplace. Through our private wireless segment, we design, develop, market and support private wireless communications, including wireless radios and wireless communications infrastructure and systems for digital and analog platforms. In addition and through our secured communications segment, we offer encryption technologies for wireless voice, video and data communications and we also design, develop, market and support secure wireless networking solutions that include Wi-Fi products, mesh networking, access points, and client infrastructure products. We provide our products and services to homeland security, defense, public safety and public service, international markets and business and industrial customers.

Due to the timing of orders and seasonality, our quarterly results fluctuate. In our private wireless communications segment, we experience seasonality in our results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. In addition to these areas, the unpredictable sales cycle of our secured communications products in addition to launching new hardware and secure software for the WLAN market in this segment can also cause variations from quarter to quarter.

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

Under our 3eTI brand, we provide customized wireless network centric products and systems. To date, most of our sales have been to the federal government, primarily under government funded research and development through Small Business Innovative Research (SBIR) programs. These products and solutions utilize FIPS 140-2 validated wireless products, 802.11 wireless networking (WIFI) solutions, mesh networking and conditions based and location based telematics solutions. We also offer our products to commercial, non-governmental users.

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

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses associated with our management, accounting, information systems and administrative functions. This expense also includes the impact of equity-based compensation expense. For 3eTI, accounting for government contracts delineates what is a direct charge allowable to be included in contract costs and what is considered to be an indirect charge reflected as general and administrative expenses. We consider indirect engineering labor and operating costs such as quality, planning, operations, and company fringe benefits, general administrative salaries and other general administrative expenses as general and administrative expense.

Net Interest Income or Expense. Net interest income (expense) consists of interest expense on the term note and capital leases net of interest income earned on cash and invested funds.

Provision for Income Taxes. Benefit (expense) for income taxes includes the increase or decrease in the valuation reserve that is based upon management’s conclusions regarding, among other considerations, our historical operating results and forecasted future earnings over a five year period, our current and expected customer base projections, and technological and competitive factors impacting our current products. Current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization, which would include our historical accuracy in forecasting future earnings, as well as our history of losses prior to 2001. Should factors underlying management’s estimates change, future adjustments, either positive or negative, to our valuation allowance may be necessary. Our tax asset is principally composed of net tax benefits associated with net operating loss carryforwards, or NOLs.

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

Inventories

Inventories are recorded at the lower of cost or market with cost determined by the first-in, first-out, or FIFO, method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products. A significant portion of our inventories is comprised of components and parts on hand to support maintenance of products previously sold. As such, we anticipate utilizing such inventories over extended periods of time. Our obsolescence and lower of cost-or-market accounting policies provide for a periodic adjustment to the carrying value of such inventories. As of September 30, 2007, we had a reserve for obsolescence of $1.7 million.

Goodwill and Other Intangible Assets

At least annually, we assess goodwill and other indefinite lived intangible assets, using fair value-based tests. If the respective carrying amount exceeds the fair value, goodwill or other indefinite lived intangible assets are considered to be impaired. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such reporting unit and the present value implied by estimates of future revenues, costs and expenses and other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or other indefinite lived intangible assets may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the goodwill or other intangible assets. For a further discussion of goodwill and other intangible assets, see the discussion under Footnote 7 – Notes to Condensed Consolidated Financial Statement.

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

We adopted FIN 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. Based on the review of the various tax positions we estimated uncertain tax positions in the amount of $0.4 million. However, these tax benefits have not been included in prior year income tax return filings and are included in our deferred tax asset pools as of January 1, 2007 (FIN 48 adoption date) with a reasonable valuation reserve. Therefore, we have concluded that there is no requirement to book a liability for FIN 48 as discussed in Note 10 to the condensed consolidated financial statements.

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

Stock-based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. To the extent our estimates used in calculating fair value are adjusted, the amount of compensation costs we would be required to record could change.

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	62.9	68.7	58.2

Gross profit	28.7	37.1	31.3	41.8

Operating expenses:
Research and development	11.7	8.7	8.9	11.9
Sales and marketing	9.4	8.4	7.9	10.3
General and administrative	16.9	13.9	13.5	17.0
Amortization of intangibles	1.2	0.9	0.9	0.4
Write-off of in-process R&D	—	4.8	—	2.2

Total operating expenses	39.2	36.7	31.2	41.8

Income (loss) from operations	(10.5)	0.4	0.1	0.0

Interest income	0.9	1.0	0.6	1.7
Interest expense	(0.8)	(0.7)	(0.6)	(0.3)

Income (loss) before income taxes	(10.4)	0.7	0.1	1.4

Income tax benefit (expense)	0.4	—	—	—

Net income (loss)	(10.0)%	0.7%	0.1%	1.4%

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

Revenues. Our revenues increased $.2 million, or 1%, to $33.7 million for the three months ended September 30, 2007 from $33.5 million for the same period in 2006. In the third quarter of 2007, the private wireless communications segment revenues comprised $28.8 million, or 86% of total revenues, as compared to $21.7 million or 65% of total revenues in the third quarter of 2006. Revenues from the secured communications segment comprised $4.9 million, or 14% of total revenues, as compared to $11.8 million or 35% of total revenues in the third quarter of 2006.

Our revenues increased $57.1 million, or 78%, to $129.9 million for the nine months ended September 30, 2007 from $72.8 million for the same period in 2006. In the first nine months of 2007, the private wireless communications segment revenues comprised $111.5 million, or 86% of total revenues, as compared to $49.4 million or 68% of total revenues in the first nine months of 2006. Revenues from the secured communications segment comprised $18.4 million, or 14% of total revenues, as compared to $23.5 million or 32% of total revenues in the first nine months of 2006.

Private wireless communications revenues increased $7.1 million, or 33%, to $28.8 million for the three months ended September 30, 2007 from $21.7 million for the same period in 2006. For the first nine months of 2007, the private wireless communications segment revenues increased $62.1 million to $111.5 million, or 126%, from $49.4 million in the same period for 2006. These increases were primarily due to deliveries against a large Department of Defense order we previously announced.

Secured communications revenues decreased $6.9 million, or 58%, to $4.9 million for the three months ended September 30, 2007 from $11.8 million for the same period in 2006. For the first nine months of 2007, the secured communications segment revenues decreased $5.0 million, or 22%, to $18.4 million from $23.5 million in the same period for 2006. The decrease for the three months ended September 30, 2007 was primarily attributable to faster than anticipated declines in Transcrypt’s encryption revenues from $6.9 million in the same period of 2006 to $0.9 million during the third quarter of 2007. The decrease for nine months ended September 30, 2007 was attributable to declines in Transcrypt’s encryption revenues from $18.6 million in the same period of 2006 to $3.2 million for nine months ended September 30, 2007. The decrease in Transcrypt’s revenues were partially offset by the inclusion of 3eTI revenues of $15.2 million for nine months ended September 30, 2007 versus $4.8 million for the three months ended September 30, 2006. We anticipate Transcrypt’s will continue to experience lower revenues for the remainder of 2007 as compared to 2006.

Gross Profit. Our gross profit decreased $2.7 million, or 22%, to $9.7 million in the three months ended September 30, 2007 from $12.4 million for the same period in 2006. Gross profit, as a percentage of revenue, or gross margin, was 29% for the three months ended September 30, 2007, as compared to 37% for the same period in 2006. For the nine months ended September 30, 2007, gross profit increased $10.2 million, to $40.7 million from $30.5 million for the same period in 2006. Gross margin for the first nine months of 2007 decreased to 31% from 42% in the first nine months of 2006. The decline in gross margin is primarily attributable to the anticipated decline in Transcrypt’s high gross margin revenues.

In the third quarter of 2007, gross profit for the private wireless communications segment was $7.4 million with a gross margin of 26%, compared to $4.5 million with a gross margin of 21% in the same period for 2006. For the first nine months of 2007, gross profit for the private wireless communications segment was $32.1 million with a gross margin of 29%, compared to $12.7 million with a gross margin of 26%, in the same period for 2006. The increases in gross profits and gross margin were primarily due to deliveries against a large Department of Defense order we previously announced.

In the third quarter of 2007, gross profit for the secured communications segment was $2.2 million with a gross margin of 46%, compared to $7.9 million with a gross margin of 67% in the same period for 2006. For the first nine months of 2007, gross profit for the secured communications segment was $8.6 million with a gross margin of 46%, compared to $17.7 million with a gross margin of 76%, in the same period for 2006. The decline in gross margin is attributable to the anticipated decline in Transcrypt’s high gross margin revenues.

Research and Development. Research and development expenses increased $1.0 million, or 34%, to $3.9 million in the three months ended September 30, 2007 from $2.9 million in the same period in 2006. Research and development expenses were 12% of revenues in the third quarter of 2007, as compared to 9% during the same period in 2006. For the nine months ended September 30, 2007, research and development increased $2.8 million, or 33%, to $11.5 million from $8.7 million. In the first nine months of 2007, research and development expenses were 9% of revenues compared to 12% in the same period of 2006.

These increases are attributable to new product deliveries requiring project, prototype and testing costs together with the inclusion of 3eTI. Additionally 3eTI continues to develop products for customers that are not funded by the government. We expect research and development expenses to be approximately 9% to 10% of 2007 revenues.

Sales and Marketing. Sales and marketing expenses increased $0.4 million, or 13%, to $3.2 million for the three months ended September 30, 2007 from $2.8 million for the same period in 2006. As a percentage of revenue, sales and marketing expenses increased to 9% of revenues in the third quarter of 2007 from 8% of revenues in the third quarter of 2006. For the first nine months of 2007, sales and marketing expenses increased $2.8 million to $10.3 million from $7.5 million in the same period in 2006. Sales and marketing expenses were 8% of revenues in the first nine months of 2007 and 10% of revenues in the same period of 2006. These increases are the result of higher commission expense associated with the increased revenues and the inclusion of sales marketing expenses for our 3eTI branded products.

General and Administrative. General and administrative expenses increased $1.0 million, or 22%, to $5.7 million (17% of revenues) for the three months ended September 30, 2007 from $4.7 million (14% of revenues) for the same period in 2006. For the first nine months of 2007, general and administrative expenses increased $5.2 million, or 42%, to $17.5 million (13% of revenues) from $12.4 million (17% of revenues) in 2006. The majority of the increase in expenses in the third quarter of 2007, as compared with the third quarter of 2006, was attributable to private wireless communications primarily relating to increased professional fees, property tax and bad debt expenses. For the first nine months of 2007, the increase in expenses was primarily attributable to private wireless communications of $1.7 million primarily relating to increased professional fees, property tax and bad debt expenses. Additionally, expenses increased due to the inclusion of 3eTI administrative expenses for a full nine months amounting to $4.6 million during 2007 compared to $1.4 million for three months during 2006. Included in general and administrative expenses in the three and nine months ended September 30, 2007 was $0.6 million and $1.7 million, respectively, related to equity compensation expense (see Footnote 4 – Notes to Condensed Consolidated Financial Statement). In the three and nine month periods ended September 30, 2006, we recorded $0.4 million and $1.3 million in equity compensation expense. We anticipate general and administrative expenses to increase in the fourth quarter associated with our expense reduction program.

Amortization of Intangibles. Amortization of intangibles of $0.4 million and $1.2 million for the three and nine months ended September 30, 2007, respectively, reflects the amortization of specifically identifiable intangible assets resulting from the 3eTI acquisition. Amortization of intangibles of $0.3 million for the three and nine months ended September 30, 2006, respectively, reflects the amortization of specifically identifiable intangible assets resulting from the 3eTI acquisition.

In-Process Research and Development Expense. For the three and nine months ended September 30, 2006, respectively, we recorded a one time charge of $1.6 million for in-process research and development expenses associated with the acquisition of 3eTI. The technologies underlying the in-process research and development charge was based on complex development efforts that had not reached technological feasibility at the date of acquisition.

Net Interest Income /(Expense). Net interest income/ (expense) decreased to virtually zero for the three months ended September 30, 2007 from $0.1 million for the same period in 2006. Net interest income/(expense) decreased to virtually zero for the nine months ended September 30, 2007 from $1.1 million for the same period in 2006. The decrease in net interest income is attributable to a full nine months of interest on the term loan associated with the 3eTI acquisition and lower interest income earned on cash balances for the three and nine months ended September 30, 2007.

Provision for Income Taxes. We recorded a tax benefit of $0.1 million and virtually no tax provision for the three and nine months ended September 30, 2007, respectively. No tax provisions were recorded for the three and nine months ended September 30, 2006, respectively. The difference between our effective tax rates and the 34% federal statutory rate resulted primarily from utilization of net operating loss carryforwards and changes in the valuation allowance.

We intend to prepare an analysis of our deferred tax asset valuation allowances in the fourth quarter of 2007 upon completion of our detail budget analysis and long term projections. In determining recoverability of the future tax benefits associated with our deferred tax asset, management plans to consider, among other factors, our historical and projected operating results in our private wireless and secured communication segments, our current and expected customer base and technological and competitive factors impacting our current products. Management’s estimates are based on five-year earnings projection, using information currently available, and discounted for the risk of future earnings. Based on these considerations and completion of this analysis, the company anticipates that it may be required to record additional deferred tax valuation allowances in the fourth quarter of 2007.

The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during 2007, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income / (Loss). Net loss for the three months ended September 30, 2007 was $3.4 million, a decrease of $3.6 million from the same period in 2006 having net income of $0.2 million. As a percent of revenues, net loss was 10% of revenues in the third quarter of 2007 compared to net income of 1% of revenues in the third quarter of 2006. For the first nine months of 2007, net income was $0.1 million (virtually zero % of revenues) as compared to $1.0 million (1% of revenues) for the first nine months of 2006.

Liquidity and Capital Resources

Based upon our current level of operations, we expect that our cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

Net cash from operating activities. Our operating activities provided cash of $0.6 million and $7.8 million in the nine months ended September 30, 2007 and 2006, respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During the nine months ended 2007, operating activities provided $0.6 million in cash flow owing to net income of $0.1 million, depreciation and amortization of $3.3 million and other operating activities provided $7.3 million in cash. Uses of cash resulted from collecting $127.3 million of billed receivables offset by product billings of $129.1 million that effectively decreased cash from operating activities by $1.8 million. Additionally, we used $8.3 million to purchase inventories. The increase in accounts receivable reflects the increase in revenues in the private wireless communications segment continuing in the quarter ended September 30, 2007. The increases in inventories were principally the result of continued product procurement in the third quarter of 2007 in anticipation of satisfaction of shipments and recent sales orders received.

During the nine months of 2006, operating activities provided $7.8 million in cash flow. We collected $83.6 million of billed receivables that effectively increased cash from operating activities by $10.7 million after product billings of $72.9 million. Additionally, net income of $1.0 million, depreciation and amortization of $2.0 million and other operating activities providing $7.2 million in operating cash flows. We used $13.1 million of cash to purchase inventories. Inventory purchases were higher due to projected increases in sales in our Private Wireless segment and inventory increases related to the acquisition of 3eTI. Additionally, the inventory balances increased at September 30, 2006 due to business mix changes which resulted in inventory utilization patterns that were different than projected in the Private Wireless segment during the year. Accounts payable increased at September 30, 2006 primarily due to specific payables associated with the large system sale which occurred at the end of the quarter for payments on third party equipment.

Net cash from investing activities. During the nine months ended September 30, 2007 and 2006, investing activities used $2.2 million and $37.9 million, respectively. During the nine months ended September 30, 2007 and 2006, purchases of property, plant and equipment used $2.1 million and $3.1 million, respectively. In connection with the July 2006 acquisition of 3eTI, the total consideration paid by EFJ consisted of $36.0 million in cash, which includes $3.6 million to be held in escrow to indemnify EFJ for any claims under the Agreement (Footnote 15 – Notes to Condensed Consolidated Financial Statements). The acquisition was funded from $21 million in cash and a $15 million term loan under an amended credit facility (see Secured Line of Credit below). On March 31, 2006, $3.6 million was used to purchase and $4.6 million was provided from the sale of the EFJohnson facility in Irving, Texas.

Net cash from financing activities. Financing activities provided $0.1 million and $15.4 million during the nine months ended September 30, 2007 and 2006, respectively. In July 2006, financing activities provided $15.0 million through the issuance of a term note as described below.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total un-drawn balance of $0.3 million as of September 30, 2007. Performance and bid bonds, which expire on various dates, totaled $0.5 million as of September 30, 2007. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2007.

Secured line of credit. We amended our secured line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 175 basis points at September 30, 2007. Following the renegotiation of this agreement, the $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI. No borrowings have been made on the revolving line of credit.

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

On August 9, 2007, we concluded with Bank of America on corrections to the fixed charge coverage ratio calculation previously and consistently applied since the September 30, 2005 covenant certificate. We were not in compliance with the revised fixed charge coverage ratio calculations and covenant as of March 31, 2007 and Bank of America waived such financial covenant default. We were not in compliance with the fixed charge coverage ratio covenant for the quarter ended September 30, 2007. However, on a year-to-date basis we would meet the requirements of the fixed charge coverage ratio covenant and accordingly, Bank of America has waived the quarterly financial covenant default on a one time basis. At September 30, 2007, we had no amounts outstanding on the revolving line of credit, and the total available line of credit was $14.3 million.

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

Backlog. Our backlog of unfilled orders at September 30, 2007 was $98.1 million, compared to a backlog of $136.5 million at December 31, 2006 and $62.2 million at September 30, 2006. Depending on the size and complexity of customer specifications and requirements, the backlog can be converted to revenues in a relatively short period of time (typically 90 days) or with complex integrations and various delivery dates, orders can span multiple years.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007, we are not involved in any VIE transactions.

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

Our financial instruments consist of cash, cash equivalents, short- and long-term investments, trade accounts receivable, accounts payable and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. As of September 30, 2007, we had an investment portfolio of short-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts. Due to the short duration of our investment portfolio, a hypothetical 1% change in interest rates would not be material to our financial condition or results of operations.

Although all of our sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic conditions, such as those recently experienced in Asia and in Latin America, could result in lower revenues for us. While most international sales are supported by letters of credit or cash in advance, the purchase of our products by international customers presents increased risks, which include:

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

Export of our products is subject to the U.S. Export Administration regulations and some of our products require a license or a license exception in order to ship internationally. We cannot assure that such approvals will be available to us or our products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. Our inability to obtain required export approvals would adversely affect our international sales, which would have a material adverse effect on us. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international secured communications market. We cannot predict the impact of these factors on the international market for our products.

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

During the quarter ended September 30, 2007, we developed improved entity controls for 3eTI and enhanced approval processes, procedures and security access to our computer and information system. We will continue to integrate 3eTI processes and controls into our existing internal control structure. We anticipate completion by the end of our fiscal year.

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

There were no other changes in our internal controls over financial reporting during the quarter ending September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In preparation of our financial statements as of and for the period ended September 30, 2007, management believes that our internal controls over these processes are operating and effective.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDING

See Note 12 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1A.	RISK FACTORS

Risk Factors Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Item 1A of our annual report on Form 10-K for fiscal year 2006 includes a detailed discussion of our risk factors that are unchanged with the exception of the following:

We may be required to increase our valuation allowance relating to our Deferred Tax Assets.

If we fail to achieve revenue growth rates or gross margins assumed in the calculation of our deferred tax assets, we may be required to increase our valuation allowance in the future, resulting in an additional expense. The change in the valuation may have a material impact on our fourth quarter and year end 2007 results. Additionally, we plan to further analyze 3eTI’s tax position in the fourth quarter of 2007. The deferred tax valuation allowances and valuation of goodwill and intangibles may be impacted as a result of this analysis.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.	OTHER INFORMATION

N/A.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2007

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2007

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: October 30, 2007	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)