Form 10-K
period 2007-12-31
EFJ INC
filed 2008-03-13
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(972) 819-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

Name of Each Exchange on Which Registered:

The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 7, 2008, 26,063,128 shares of EFJ, Inc. common stock were outstanding.

As of June 29, 2007, based on the closing sales price as quoted by the NASDAQ, 25,582,105 shares of Common Stock, having an aggregate market value of approximately $137,887,546 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the Registrant’s definitive Proxy Statement to be filed on or before April 30, 2008 in connection with the Registrant’s 2008 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

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

Certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements may involve risks and uncertainties, including without limitation, the following:

•	the results of our product development efforts;

•	future sales levels and customer confidence;

•	our future financial condition, liquidity and general business prospects;

•	perceived opportunities in the marketplace for our products;

•	successful execution of our contracts by our suppliers;

•	successful launch of our products currently under development;

•	government regulation of policies involving our technology and / or products;

•	continued domestic government acceptance of Project 25 as interoperability standard;

•	our ability to successfully reorganize into one strategic business and operating unit;

•	our other business plans for the future;

•	the difficulty of aligning expense levels with revenue changes; and

•	macroeconomic and geopolitical trends and events

and those items discussed in “Item 1A. Risk Factors” set forth in this Report and in our other periodic reports filed with the Securities and Exchange Commission.

The actual outcomes of the above referenced matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements except as required by law.

PART I

ITEM 1.	BUSINESS

General

EFJ, Inc. is a provider of secure wireless technologies primarily for the homeland security marketplace. Through our private wireless division, we design, develop, market and support private wireless communications, including wireless radios and wireless communications infrastructure and systems for digital and analog platforms. In addition and through our secured communications division, we offer encryption technologies for wireless voice, video and data communications and we also design, develop, market and support secure wireless networking solutions that include Wi-Fi products, mesh networking, access points, and client products. We provide our products and services to homeland security, defense, public safety and public service, international markets and business and industrial customers. We leverage our software and engineering expertise in radio frequency, or RF, applications to provide first responders, such as police, fire and other emergency personnel secure, highly-reliable wireless radios and systems. The adoption of new digital products and systems is being accelerated by the Federal Communications Commission (“FCC”), mandate for narrowband efficiency as well as the need for interoperable communications and information systems related to homeland security. EFJ, Inc. was originally incorporated in 1996 under the name “Transcrypt International, Inc.”

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

Our Business Segments

Private Wireless Communications

Through EFJohnson, our private wireless communications division segment, we design, develop, market and support wireless radios and wireless communications infrastructures and systems. Our wireless offerings are primarily digital solutions designed to operate in both analog and digital wireless radio system environments. Our products and systems are based on the Project 25 industry standard and utilize Voice over Internet Protocol (“VoIP”) technology and are designed to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications. We sell private wireless communications products and systems primarily to domestic governmental entities, such as the Departments of Defense and Homeland Security, as well as state and local governmental agencies.

We also have significant license rights that allow us to sell private wireless communications products that are compatible with the large installed base of analog wireless radios, infrastructure and proprietary systems as well as networks that will utilize the next generation of public safety technology. We believe there is a strong commitment by the federal government to improve homeland security by providing first responders with secure and interoperable communications. Government agencies are currently mandating secure and interoperable compliant digital wireless communications systems to replace the existing proprietary analog systems. We understand that the federal government, which typically provides the funding for such wireless systems, and to a lesser extent, state governmental agencies, has made appropriations for such future systems a top priority.

Secured Communications

Through 3eTI, which we acquired on July 10, 2006, also in our secured communications division, we design, develop, market and support wireless networking solutions that are customized to a client’s security challenges and voice, video and data communication needs. The company designs and manufactures secure Wi-Fi products, including mesh network, access point, bridge, and client products, as well as security software. We also provide sensor networking solutions, through our InfoMatics® middleware, which enables sensors and databases to communicate data to pertinent personnel for command and control applications in near real-time. All 3eTI products are integrated into solutions that get information to essential users so they may securely, reliably and cost-effectively utilize communications to meet Federal and military customer’s force protection/anti-terrorism mission requirements and corporate needs. 3eTI specializes in secure government wireless broadband solutions and has achieved many firsts in wireless technology, including the first validated Federal Information Processing Standards (“FIPS”) 140-2 Layer 2 access point. In 2006, 3eTI became the first wireless supplier to receive National Information Assurance Partnership (“NIAP”) Evaluation Assurance Level 2 Common Criteria Validation (“Common Criteria”) for its wireless LAN access point and client software.

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

Earlier wireless communications devices utilized conventional systems. Conventional systems use a single channel to transmit and receive information. All users have unrestricted access, and the user must monitor the system and wait until the channel is unoccupied to make a call. The technology later evolved to what is now referred to as a trunked system. Trunked systems combine multiple channels so that an unoccupied channel is automatically selected when a user begins transmitting, allowing for increased usage of the same amount of licensed radio spectrum. With the development of digital wireless radios and trunked systems, the industry has a choice between conventional and trunked systems. The availability of new features, channel allocations and available frequency band is driving many customers to trunked technology. More recently, private wireless manufacturers developed spectrally efficient or narrow bandwidth, digital communications devices.

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

Technical Standards

Many federal, state and local agencies operate wireless radio equipment that complies with specifications established by the Association of Public Safety Communications Officials International, Inc. (“APCO”). APCO is the world’s largest not-for-profit professional organization dedicated to the enhancement of public safety communications. APCO has more than 16,000 members around the world, and it serves the people who manage, operate, maintain, and supply the communications systems used to safeguard the lives and property of citizens. The APCO 16 standard, established in 1979, includes recommendations for 800 MHz transmissions, analog voice modulations and trunking functions for use of the RF spectrum. However, the APCO 16 recommendations permitted development of proprietary systems. As a result, three proprietary APCO 16 technologies evolved in the market, Motorola’s SmartNet®/SmartZone®, TYCO International’s EDACS®, and our Multi-Net®, with Motorola establishing the dominant market position. The establishment of proprietary systems effectively limited competition severely hampering interoperability and market choice. Consequently, APCO focused on a more comprehensive standard that would emphasize interoperability.

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

The Project 25 standard has been adopted by the National Telecommunications and Information Administration (“NTIA”) of the Department of Commerce. NTIA controls wireless radio specifications for the federal government and has specified a conversion to narrowband by February 17, 2009. Several U.S. government agencies, including the Departments of Defense, Homeland Security, Interior, Justice and Treasury, have specified a Project 25 requirement for procurements of new wireless radio equipment. Although, state and local public safety agencies are not currently required by the FCC or NTIA to purchase Project 25 compliant wireless radio systems or otherwise adopt the Project 25 standard, Project 25 compatibility is a key purchasing factor for state and local public safety and public service wireless radio buyers. Due to the FCC mandate for narrowband communications, the demand for Project 25 wireless radio systems is expected to significantly increase.

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

Strategy

We believe the following key elements of our strategy will allow us to grow our business of innovating, designing, developing and marketing the highest quality secure communications solutions for organizations whose mission is to protect and save lives.

Develop New and Adapt Existing Technologies to Meet the Market Drive Towards Media Convergence—We believe that the public safety/public service market is moving towards convergent telecommunications solutions that allow easy cost-efficient access to mission critical information, including voice, data and video. We intend on meeting that market shift by integrating the systems we currently have, introducing new products and adding additional components to existing products. In the near term this will mean kits that include land mobile radios (LMR) and WiFi mesh, location-based context-aware management and dispatching, unified key management framework (KMF) and accessories integrated for solutions. In the longer term it will mean box-level integration with LMR, WiFi mesh and additional networks, including global systems for mobile communication (GSM), WiMAX and satellite, and two-tier architecture for gateways and handsets.

Continue to Capitalize on the Demand for Interoperability and the Transition from Analog to Digital Platforms—Demand is growing as the private wireless communications industry transitions from analog to digital platforms, which increasingly utilize our digital Project 25 products and solutions, and as a response to the government mandated requirement for a common standard for federal, state and local government public safety/service agencies, allowing them to communicate with each other in emergency situations. We plan to capitalize on this demand growth by continuing to develop Project 25 compliant feature enhancements and additions to our digital radios and systems.

Reorganize into a Single Centralized Solutions Company that is Well Positioned to Capitalize on the Drive Towards Interoperability and Media Convergence—Previously the company was organized as parent company with two segments, and three separate brands—Private Wireless Communications (branded EFJohnson) and Secured Communications (branded 3eTI and Transcrypt International). On November 15, 2007, the Company announced a reorganization plan (the “Plan”), that will centralize corporate functions and eliminate redundant positions. This will not only produce significant cost savings, but will also result in a more cohesive approach to capitalizing on opportunities associated with our current technology offerings, executing our new technology roadmap for convergence and interoperability, and expanding our sales opportunities.

Seek Partnerships that Enhance Technology or Open New Markets—We recognize that one of the quickest most cost-efficient ways to develop a strong platform to deliver integrated voice, video and data solutions and reach our target markets is by partnering with other industry leaders. Therefore we intend on pursuing partnerships, similar to the one we have with Cisco, which allow us to offer state and local governments a complete IP interoperability solution that will help them improve response times to protect citizens. Another model for partnership opportunities is our agreement with Honeywell, in which our multinode product will be offered as part of Honeywell’s OneWireless™ universal industrial wireless mesh network solution.

Build a More Aggressive and Focused Marketing Effort—We intend on winning a larger share of growing markets where secure communications are critical, and our reorganized company will take advantage of a centralized sales and marketing focus to expand our non-defense federal business, increase our emphasis on seeking new state and local customers, and expand opportunities with non-government customers, such as our new industrial process initiative.

Actively Participate in Driving Industry Standards—We intend to continue to be a leader in setting the public communications standards, which are critical to the markets in which we compete. Our active participation in the development activities with industry associations like the Association of Public Safety Communications Officials (APCO), Telecommunications Industry Association (TIA) and IEEE (formerly the Institute of Electrical and Electronics Engineers) allows us to contribute to the development of better solutions for the market, to build recognition of our technical competence in the industry and among our customers, to gain insight into market trends, and to secure positions for our intellectual property within the technology standards.

Going Forward

Previously the company was organized, and reported its financial results, as a parent company with two segments, Private Wireless Communications and Secured Communications. Having recognized that the public safety/public service market is moving towards convergent telecommunications solutions and because we want to continue to capitalize on the demand for interoperability and the transition from analog to digital platforms, we are reorganizing into a single centralized corporate structure. We believe the reorganized company, with centralized corporate functions and eliminated redundant positions, will not only produce significant cost savings, but will result in a more cohesive approach to capitalizing on opportunities associated with our current technology offerings, executing our new technology roadmap for convergence and interoperability, and expanding our sales opportunities. Our chief operating officer, a newly created position at EFJ, will lead consolidated operational areas including quality, engineering, sales, marketing, administration, operations, customer service and information technology.

In light of these changes, the company has reassessed its segment reporting, and beginning with the first quarter of 2008, will no longer report its segments as Private Wireless and Secured Communications.

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

Customers

We sell our products to federal, state and local governmental entities, domestic commercial users and international entities. The end users for our products are first responders such as police, fire and other emergency personnel and military and other governmental users. We sell private wireless communication and secured wireless products and systems primarily to domestic entities, such as federal, state and local governmental agencies. The U.S. Department of Defense is a significant customer, representing approximately 62% and 16% of consolidated revenues in 2007 and 2006, respectively. Sprint Nextel is a significant customer, representing approximately 10% of consolidated revenues in 2006. Army National Guard is a significant customer, representing approximately 13% of consolidated revenues in 2006.

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

Our research and development organization has expertise in RF technology, VoIP solutions, call processing, internet protocol networking, cryptography, object-oriented software, WLAN, WiFi, Mesh and analog and digital hardware designs. This knowledge base is leveraged to implement new standards and competitive features into our products and systems. Ongoing engineering efforts are focused on adding features to existing product lines and developing new and innovative products and platforms. Cross-disciplinary groups, involving marketing, customer service, manufacturing and engineering are used for product planning, definition, internal testing and beta testing. We also have knowledge in customized wireless network centric products and systems that utilize FIPS 140-2 validated wireless products, 802.11 wireless networking (WiFi) solutions, mesh networking, and conditions-based and location-based telematics solutions.

We will continue to develop Project 25 products to comply with the Project 25 standard. Current developments include the addition of lower cost digital portable and mobile radios, as well as the development of Project 25 infrastructure equipment, including Project 25 trunking infrastructure, such as repeaters, base stations, network-switching equipment, network management solutions and consoles. We have applied standard internet protocol switching techniques for the connection of wireless sites and have been granted patents by the United States patent office in this area with several other patents pending. Our WLAN solutions utilize the 802.11i standard protocols. Encryption used in products includes the Advanced Encryption Standard (“AES”) published as a Federal Information Processing Standard of the National Institute of Standards and Technology.

With the acquisition of 3eTI in July 2006, we gained significant expertise in wireless LAN, wireless LAN security, mesh networking and other leading wireless data protocols. We plan to continue to develop leading edge wireless technology solutions for governmental agencies and to bring those technologies into the industrial process control marketplace providing high-speed, reliable and secure wireless networking capabilities to the market.

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

Suppliers

Our private wireless communications products are manufactured by McDonald Technologies International Inc., a Texas-based contract manufacturer and Creation Technologies Inc. a Vancouver, British Columbia, Canada-based contract manufacturer. We assemble some of our secured communications products at our facilities in Lincoln, Nebraska and Indiana, Pennsylvania. Sub-assembly components for secured communications products are manufactured by Tran Electronics, Inc., a Minnesota-based contract manufacturer and J-Three International Holding Co, Ltd., a Taipei, Taiwan based contract manufacturer.

McDonald Technologies and Creation Technologies Inc. contract with other vendors to manufacture components and subassemblies in accordance with our specific design criteria. Some components and subassemblies used in our products are presently available only from a single supplier or a limited group of suppliers. CalAmp provides us with our RF module for our private wireless communication products. If necessary, we believe that alternative sources could be obtained to supply these products. To date, we have been able to obtain adequate supplies of key components and subassemblies in a timely manner from existing sources. For our private wireless communications products, we outsource manufacturing, which permits us to efficiently allocate our resources to marketing and research and development efforts, which we perceive to be our core competencies.

Competition

In addition to EFJohnson, we believe that Motorola, M/A-Com (a subsidiary of TYCO Electronics), Icom, Kenwood, Tait Electronics and Relm are currently the principal suppliers of Project 25 wireless radio products, although we anticipate other companies to announce future entry into the Project 25 compliant product market. Of our competitors, we believe that Motorola, and to a much lesser extent, M/A-Com and EADS (European Aeronautic Defense and Space), are the primary Project 25 suppliers offering trunked infrastructure.

In North America, Motorola is the leading provider of wireless radio equipment to the public safety and public service segments, in which market segment M/A-Com is considered to be the second largest provider. Other wireless radio providers are less focused on the Project 25 market, including EADS, Uniden America Corporation, Kenwood, Icom America, Inc., Relm, Datron, Tait, Vertex and Midland. Our focus is homeland security, defense, public safety and public service and international markets, where we compete on the basis of value, technology and the flexibility, support and responsiveness provided by us and by our dealers.

The markets for secured communications products are highly competitive. Competitors include Fortress Technologies, Troops, Alvarion, Cisco Systems, Filcom d/b/a/ Daxon, Kavit Electronics Industries, and Midian Electronics Inc. Significant competitive factors in these markets include product quality and performance features, including effectiveness of security features, quality of the resulting voice or data signal, development of new products and features, price, name recognition, and quality and experience of sales, marketing and service personnel.

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

Backlog

Our secured communications products typically have a short turnaround cycle. In contrast, our private wireless communications products and systems and secured communications government services contracts typically have a longer turnaround cycle due to customer system integration and contract delivery requirements that may span multiple years. At December 31, 2007, we had a total backlog of purchase orders and contracts of approximately $95.0 million. This compares to total order backlog of $136.5 million and $62.3 million at December 31, 2006 and 2005, respectively.

Employees

At December 31, 2007, we had 377 full-time equivalent employees. We also use temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of our employees are covered by a collective bargaining agreement.

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

Our products must meet demanding specifications and must perform reliably. Delays in product shipments and acceptances adversely affect our revenues and margins.

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

The loan agreement with Bank of America, N.A. governing our revolving loans and term loan contains certain covenants regarding limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the loan agreement contains certain financial covenants. Failure to comply with any of these covenants could constitute an event of default that would permit the lender to accelerate the loans upon their occurrence, which could have a material adverse effect on our operating results and cash flows.

In order to maintain compliance with the terms of the Amendment, we are required to maintain a certain level of EBITDA and minimum liquidity over the 2008 quarterly financial reporting periods. For the 2009 quarterly financial reporting periods, the covenants revert back to a minimum funded debt to EBITDA ratio and fixed charge coverage ratio. In addition, the interest rate on the revolving note issuable pursuant to the Loan Agreement has been amended to be equal to LIBOR plus 2.00% through March 31, 2009, and thereafter to LIBOR plus a rate between 1.00% and 1.75% depending on our ratio of debt to EBITDA. We cannot assure that in the future we will be able to achieve, maintain or satisfy these covenants or obtain a waiver from Bank of America in the event we fail to comply with the covenants.

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

Our operating results historically fluctuate from period to period.

Our operating results may fluctuate from period to period due to a number of factors including:

•	timing of customer orders;

•	timing and mix of product sales;

•	seasonality of product sales;

•	timing of the introduction of new products;

•	general economic conditions, both in the United States and overseas; and

•	specific economic conditions in the private wireless communications and secured communications industries.

These factors make it difficult to use our quarterly results as a predictor of future operations. Historically, more than half of each quarter’s revenues are shipped during the third month of a quarter, and disproportionately in the latter half of that month. These factors make revenue forecasting inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, a relatively small revenue shortfall may cause a period’s results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, transit interruptions, overall economic conditions, or natural disasters.

We carry substantial quantities of inventories.

We carry a significant amount of inventories to service customer requirements in a timely manner. If we are unable to sell these inventories over a commercially reasonable time, we may be required to take inventory markdowns in the future, which could reduce our gross margins. In addition, it is critical to our success that we accurately predict trends in customer demand, including seasonal fluctuations, in the future and do not overstock unpopular products or fail to sufficiently stock popular products. Both scenarios could harm our operating results.

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

We may not successfully integrate or realize the intended benefits of our recently announced reorganization.

On November 15, 2007, the Company committed to an organizational plan (the “Plan”) to shift to one integrated corporate structure. The success of this reorganization will depend, among other matters, on our ability to:

•	retain, motivate and integrate personnel;

•	integrate business development efforts;

•	integrate multiple accounting and information systems;

•	integrate, converge and commercialize our technology;

•	reduce and integrate geographically separate facilities; and

•	continue to secure U.S. government contracts for both revenues and research and development.

Our Plan to shift from three divisions to one integrated corporate structure may encounter difficulties in integrating our operations and products and our ability to support existing and new technology. We may not realize the benefits that we anticipated through the reorganization. Our failure to successfully integrate our systems, operations and products could seriously disrupt and harm our business and unfavorably impact our operating results and financial condition. In addition, the diversion of our attention to the reorganization effort and any difficulty encountered in combining operations could cause the interruption of, or a loss of momentum in, the activities of our business. The Plan may not achieve projected annualized costs savings of $3.0 – $5.0 million.

We may be required to offset future deferred tax assets with a valuation allowance.

During the quarter ended December 31, 2007, we conducted an analysis of our ability to utilize our deferred tax assets. As a result of this analysis, we changed the valuation allowance relating to our deferred tax assets resulting in a $26.5 million increase. If we fail to achieve revenue growth rates or gross margins assumed in the calculation of our deferred tax assets, we may be required to offset future deferred tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation may have a material impact on future results. If we do not achieve sufficient domestic federal taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire.

We may not successfully integrate or realize the intended benefits of our previous acquisition.

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

A key part of our strategy is to selectively pursue acquisitions. As such, we may acquire or merge with additional businesses that could complement or expand our business. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. Future acquisitions could also cause us to issue dilutive equity securities, incur debt or contingent liabilities, record goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses that could materially harm our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

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

In order to sell our products outside the United States, we must satisfy certain registrations and technical requirements, including the Restriction of Hazardous Substances Directive (“RoHS”). If we were unable to comply with those requirements with respect to our products, our sales in foreign countries could be restricted which could have a material adverse effect on our business.

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

In addition, much of our business and many of our products rely on key technologies developed by third parties, and we may not be able to obtain or renew licenses or technologies from these third parties on reasonable terms or at all. In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a technology licensed to us, the protection of the intellectual property rights may not be in our hands. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired which may impact our ability to develop, market and commercialize the related products.

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

Our sales to foreign customers are subject to export regulations. Sales of various of our encryption and broadband products require clearance and export licenses from the U.S. Department of Commerce under these regulations. We cannot assure that such approvals will be available to us or our products in the future in a timely manner, or at all, or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. In addition, the Departments of Commerce or State may prevent us from selling products to any of our distributors, customers or end-users at any time. These agencies may also place additional restrictions or requirements relative to certain products exportability. Our inability to obtain, or a delay in obtaining, required export approvals would harm our international sales. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international market. We cannot predict the impact of these factors on the international market for our products.

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

The products as complex as those under development by us frequently are subject to delays, and we cannot assure you that we will not encounter difficulties, such as the inability to assign a sufficient number of quality software and hardware engineers to key projects or other unanticipated causes, that could delay or prevent the successful and timely development, introduction and marketing of new products or required product features. In addition, our products are implemented by certain third-party hardware and software. We cannot assure you that we will be able to design, have manufactured, or procure from third parties, the hardware and software necessary to successfully implement our new products and applications.

Our inability to secure satisfactory bonding arrangements would adversely affect revenues.

In the normal course of our business activities, we are required under certain contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under our contracts. A number of factors can limit the availability of such bonds, including a company’s financial condition and operating results, a company’s record for completing similar systems contracts in the past and the extent to which a company has bonds in place for other projects. Bonds, which expire on various dates, totaled approximately $0.5 million at December 31, 2007, and, as of such date, no bonds have been drawn upon. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of our bonds could reduce the maximum amount of bond coverage available to us, or impose additional restrictions with respect to the issuance of bonds on behalf of us. Our inability to secure bonding arrangements when needed would adversely affect our ability to be awarded new systems installation contracts, which would adversely affect our revenues.

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

Our international operations located in Taiwan are subject to risks inherent in international business activities, including the tendency of markets outside of the U.S. to be more volatile and difficult to forecast than the U.S. market. Any of the following factors, among other things, could adversely affect the success of our international operations:

•	Difficulties and costs of staffing and managing geographically disparate operations;

•	Compliance with a variety of foreign laws and regulations;

•	Overlap of different tax structures and regimes;

•	Meeting import and export licensing requirements;

•	Trade restrictions; and

•	Changes in general economic and political conditions in international markets.

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

In 2007, 2006 and 2005, international sales constituted approximately 4%, 18%, and 15% of revenues, respectively, most of which involve our higher margin secured communications products. While many of the international sales are supported by irrevocable letters of credit or cash in advance, and thereby pose little credit risk, our international business could be adversely affected by a variety of factors presenting increased risks to profitability. These factors include:

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

Our failure to incorporate these technologies into our wireless radio products could place our wireless radio products at a competitive disadvantage. This situation could possibly make our hand-held and mobile wireless radios incompatible with systems developed by other manufacturers, which would have a material adverse effect on us.

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

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. We have lost a number of key personnel as our voluntary attrition rate is generally higher than the industry’s average. Our future success depends on retaining our key employees and our ability to retain, attract and train other highly qualified technical, sales and managerial personnel.

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

ITEM 2.	PROPERTIES

We executed a ten-year lease on a 40,000 square-foot administrative and manufacturing facility located at 1440 Corporate Drive in Irving, Texas. Pursuant to a decision reached in April 2004, we moved our EFJohnson operations to this facility. On March 31, 2006, EFJohnson exercised an option under its existing lease agreement to purchase the facility for $3.6 million. Simultaneously, EFJohnson sold the facility to an unrelated party for $4.6 million and EFJI, Inc. executed a 10 year lease for the facility terminating in March 31, 2016. The aggregate effect of the purchase and sale transaction was a gain of $1.0 million, which was deferred at March 31, 2006, and is recorded in accrued liabilities in the accompanying financial statements and is being amortized over the term of the lease as a reduction of rent expense in general and administrative expenses. The annual lease payments were approximately, $400,000 in 2006 increasing to $500,000 in 2007 reflecting an additional 10,000 square feet expansion in the facility beginning in the first quarter of 2007.

We also lease additional sales and service facilities in: Irving, Texas (approximately 15,000 square feet; annual rent of approximately $53,000); Waseca, Minnesota (approximately 5,500 square feet; annual rent of approximately $30,000); and Washington, D.C. (approximately 3,800 square feet; annual rent of approximately $109,000) that has been sublet to a third party. The original lease and sublease for the Washington, D.C. location expired on November 30, 2007.

3eTI administrative facility was located at 700 King Farm Boulevard, Suite 600, Rockville, Maryland. The facility consisted of approximately 23,000 square feet and was located within a multi-building industrial park complex. The lease expired on July 31, 2007. The annual rent for this facility was $641,000. Effective August 1, 2007 3eTI relocated to 9715 Key West Blvd, #500, Rockville, MD. This facility is located within a multi-building business complex, we occupy approximately 17,500 square feet with annual rent of approximately $400,000. Effective July 1, 2008 the leased area will increase to approximately 26,700 square feet. The initial rental rate will escalate three percent per annum on each anniversary date. The lease was dated May 1, 2007 and will expire May 31, 2012.

3eTI manufacturing facility is located at 625 Kolter Drive, Indiana, PA. The facility consists of approximately 4,800 square feet and is located in single story, multi-building manufacturing complex. The lease will expire in January 2008 and we will then occupy the premises on a month-to-month basis. The current annual rent is approximately $124,300.

3eTI has a Taiwan administrative and manufacturing branch office located 15f, No 957 Jungjeng Road, Junghe City, Taipei, Taiwan. Approximately 3,400 square feet is office space and 3,000 is for manufacturing. A portion of the lease will expire in April 2009 and the remaining lease will expire in October 2009. We have made arrangements to terminate these leases in March 2008 foregoing a $11,600 deposit. The current annual rent is $48,000.

3eTI also leases additional warehouse facilities in: Indiana, Pennsylvania (approximately 3,600 square feet; annual rent of approximately $4,800); King George, Virginia (approximately 1,600 square feet; annual rent of approximately $17,000); Gaithersburg, Maryland, (approximately 2,000 square feet; annual rent of approximately $26,000).

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

ITEM 3.	LEGAL PROCEEDINGS

On February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EF Johnson seeking damages against EF Johnson on claims arising out of EF Johnson’s sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $0.5 million of products from EF Johnson since 1999. ASRC’s complaint anticipated that the State of Alaska would prosecute its claims against ASRC under an administrative procedure provided for under the Alaska State Procurement Code for damages associated with alleged malfunctions of EF Johnson radios. Under a May 21, 2003 agreement between ASRC and EF Johnson (the “ASRC Agreement”), EF Johnson agreed to defend ASRC, at EF Johnson’s expense, against any the State of Alaska’s claim alleging non-performance of the EF Johnson radios. In the event the State of Alaska prevailed in its claim, EF Johnson and ASRC agreed to allocate any award in favor of the State of Alaska in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EF Johnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EF Johnson radios. On June 30, 2005, the presiding administrative law judge granted the Company’s motion to dismiss, and dismissed the administrative claim without prejudice to renewal of the action if the matter is not resolved on the merits in the superior court. On January 12, 2007, the State of Alaska filed a complaint against ASRC in the Superior Court for the State of Alaska, Case No. 3AN-07-4309Ci claiming damages of at least $0.6 million for breach of contract. Pursuant to the ASRC Agreement, we will defend and indemnify ASRC for any damages they incur.

This case was settled and paid in June 2007 for $0.2 million with no further exposure associated with this claim.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings as of December 31, 2007 was $0.2 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders during the fourth quarter of 2007.

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

	High	Low
2006
First Quarter	$12.17	$10.16
Second Quarter	$10.74	$5.83
Third Quarter	$7.85	$5.64
Fourth Quarter	$8.00	$5.40

2007
First Quarter	$6.85	$5.18
Second Quarter	$6.09	$5.22
Third Quarter	$5.90	$4.93
Fourth Quarter	$5.83	$2.75

The last sale price of the common stock on December 31, 2007, as reported in the NASDAQ Global Market was $2.75. As of March 7, 2008, we had approximately 1,613 shareholders of record.

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

Performance Graph

The graph below compares the quarterly cumulative return to stockholders (stock price appreciation plus reinvested dividends) for EFJ common stock with the comparable return of two indexes: the NASDAQ Global Market and the NASDAQ Electronic Components Index. Points on the graph represent the performance between January 1, 2003 and December 31, 2007.

	Period Ended December 31,
Company/Index/Market	2002	2003	2004	2005	2006	2007
EFJ, Inc.	$100.00	$472.00	$780.00	$812.00	$540.00	$220.00
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
NASDAQ Electronic Components	100.00	196.18	153.08	166.42	155.47	180.19

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read together with the Consolidated Financial Statements, with related notes and the related report of independent registered public accounting firm thereon, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2007, 2006 and 2005 and the Consolidated Balance Sheet data as of December 31, 2007 and 2006 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2004 and 2003 and the Consolidated Balance Sheet data as of December 31, 2005, 2004, and 2003 are derived from financial statements not included herein.

	Year ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$56,189	$80,870	$94,616	$96,721	$154,610
Cost of sales	32,560	42,901	45,671	61,291	110,160

Gross profit	23,629	37,969	48,945	35,430	44,450

Operating expenses:
Research and development	7,005	11,020	13,686	12,276	15,677
Sales and marketing	7,390	10,389	10,326	10,470	13,640
General and administrative (1)	10,116	12,493	12,982	18,928	24,193
Amortization of intangibles	6	6	6	727	1,613
Impairment of goodwill (3)	—	—	—	—	5,475
Write-off of in-process R&D	—	—	—	1,600	—

Total operating expenses	24,517	33,908	37,000	44,001	60,598

Income (loss) from operations	(888)	4,061	11,945	(8,571)	(16,148)
Interest (income), net of interest expense	(151)	(84)	683	1,045	(34)
Other (income), net of other expenses	31	(19)	(36)	—	(1)
Income tax benefit (expense) (2)	5,000	6,000	9,957	745	(21,470)

Net income (loss)	$3,992	$9,958	$22,549	$(6,781)	$(37,653)

Net income (loss) per share—Basic	$0.23	$0.56	$1.07	$(0.26)	$(1.45)

Net income (loss) per share—Diluted	$0.21	$0.53	$1.06	$(0.26)	$(1.45)

Weighted average common shares—Basic	17,577,335	17,824,708	20,984,688	25,844,956	26,039,246

Weighted average common shares—Diluted	18,684,451	18,749,893	21,253,783	26,207,242	26,404,221

Consolidated Balance Sheet Data:
Working capital	$24,715	$31,300	$86,470	$67,942	$56,298
Total assets	$62,269	$70,319	$134,238	$152,563	$123,489
Long-term debt and capitalized lease obligations, net of current portion	$426	$68	$5	$15,332	$15,752
Stockholders’ equity	$40,406	$52,985	$120,845	$116,706	$80,366

(1)	Includes $1.6 million, $1.8 million, $(0.3) million, $2.1 million and $3.9 million of non-cash compensation expense/(benefit) in 2007, 2006, 2005, 2004, and 2003, respectively, resulting from the variable accounting treatment applied to certain repriced stock options (2003 – 2005) and adoption of FAS 123R in 2006.
(2)	Income tax benefit amounts result primarily from a change in the valuation allowance for deferred tax assets during the fourth quarters of 2005, 2004 and 2003. For 2006 the income tax benefit was primarily due to increased net operating loss (NOL) carry forward. For 2007 the income tax expense was due to establishing a full valuation allowance for deferred tax assets as a result of a three-year cumulative loss.
(3)	Impairment of goodwill of $5.5 million related to the 3eTI reporting unit in the secured communication segment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going Forward

Previously the company was organized, and reported its financial results, as a parent company with two segments, Private Wireless Communications and Secured Communications. Having recognized that the public safety/public service market is moving towards convergent telecommunications solutions and because we want to continue to capitalize on the demand for interoperability and the transition from analog to digital platforms, we are reorganizing into a single centralized corporate structure. We believe the reorganized company, with centralized corporate functions and eliminated redundant positions, will not only produce significant cost savings, but will result in a more cohesive approach to capitalizing on opportunities associated with our current technology offerings, executing our new technology roadmap for convergence and interoperability, and expanding our sales opportunities. Our chief operating officer, a newly created position at EFJ, will lead consolidated operational areas including quality, engineering, sales, marketing, administration, operations, customer service and information technology.

In light of these changes, the company has reassessed its segment reporting, and beginning with the first quarter of 2008, will no longer report its segments as Private Wireless and Secured Communications.

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

secured communications segments can cause our gross margins to vary from period to period. Within the secured communications segment, 3eTI does not replicate the gross margin levels historically provided by Transcrypt, thus as Transcrypt revenues continue to significantly decline and 3eTI revenues grow, we expect this overall lower gross margins mix to continue in the future. Within the private wireless communications segment, we also experience significant variability in our business mix that we expect will continue to impact our quarterly revenue levels and gross margin.

•

Outsourcing—During 2004, we made the decision to design our own RF module and outsource manufacturing of our products and systems. Through the first quarter of 2005, we produced most of our private wireless communications products at our Minnesota facility. As of March 31, 2005, the Minnesota facility was substantially closed, and we transitioned this production to our Texas-based outsource vendor. In late 2004 and 2005, we also began integrating our own RF module instead of purchasing a third-party module. These activities negatively impacted our gross margins during 2005 and 2006 due to the complex processes, rework and inventory arrangements established with our contract manufacturer. During the first quarter of 2006, our contract manufacturer was unable to produce enough radios to meet our customers’ demand, resulting in lower margins and increased inventory levels. We satisfactorily addressed this supply chain issue and resumed delivering product to customers in April 2006. During 2006, we added a second contract manufacturer to improve price competition and quality as well as to mitigate production risk. During 2007, we continued to experience increased inventory reserve requirements for raw materials and service stock coupled with increased levels of warranty claims associated with the RF module. We will continue to monitor our inventory and warranty levels, claim experience and product mix to determine if additional reserves are required in 2008.

Reorganization—On November 15, 2007, the Company committed to an organizational plan (the “Plan”) to shift operationally from three divisions into one integrated corporate structure. We anticipate the success of this reorganization will begin to positively impact our gross profits and operating expense structure in the second quarter of 2008 and into 2009.

Research and Development—With the adoption of the Project 25 standard, the need for digital product technology for government customers has increased. As such, we concentrate our research and development efforts on digital technology for our growing private wireless communications segment. We will continue to develop products and systems in 2008 which comply with the Project 25 standard. Additionally, we plan to invest further research and development efforts in 3eTI supporting incremental product development and government certifications for our products and software solutions.

In 2007, research and development expenditures have been concentrated on:

•	trunked and conventional Project 25 system infrastructure, including repeaters, voters and base stations;

•	applying standard internet protocol switching techniques for connecting wireless sites utilizing VoIP technology including wide area multi-site trunking;

•

development of new lower cost radios with new features such as submersibility and the expansion to address the remaining private wireless frequency bands, new vocoder and location based technologies; and

•	continued development of our wireless networking solutions such as intelligent video analytics, enhancement of industrial WLAN and secure supplicant software.

General and Administrative—General and Administrative includes expenses for non-cash stock compensation expense of $1.6 and $1.8 million for the years ended December 31, 2007 and 2006, respectively.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), and selected the modified prospective method to report stock-based compensation amounts in the consolidated financial statements. We are currently using the Black-Scholes option pricing model to determine the fair value of all equity based grants. Prior to 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. For the years ended December 31, 2007 and 2006 we recognized stock compensation expense of $1.6 million and $1.8 million, respectively.

General and Administrative also includes expenses for non-cash compensation from stock option re-pricing. In 2000 and 2001, we re-priced stock options to purchase 1,186,000 shares of common stock. As such, they are subject to variable accounting treatment. Our non-cash compensation (benefit) expense from these re-priced stock options was $(0.3) million for the year ended December 31, 2005. As of December 31, 2007 and 2006, 14,022 of the 1,186,000 options to purchase shares of common stock remain outstanding. Upon our adoption of SFAS 123R, the expensing of the re-priced options under the variable accounting method was discontinued in accordance with the provisions of SFAS 123R.

General and Administrative also includes $0.6 million of estimated costs for the exit, disposal, certain severance and other charges associated with the reorganization of our operations announced in the fourth quarter of 2007. We anticipate an additional $0.5 of reorganization costs in the first half of 2008.

General and Administrative also includes impairment charges of $0.3 million for the annual impairment testing of our indefinite lived intangible assets associated with the 3eTI reporting unit of secured communications segment. Actual results may differ from these estimates under different assumptions and conditions. Impairments are recorded if the reporting unit’s fair value is less than the carrying value.

Amortization of Intangibles—Amortization expense, related to intangible assets which are subject to amortization, was $1,613 for the year ended December 31, 2007. Amortization expense of intangible assets subject to amortization is anticipated to be approximately $1.5 million for 2008 and declining annually thereafter through 2016.

Intangible assets were purchased as part of the acquisition of 3eTI. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis. Additionally, intangible assets subject to amortization are reviewed for impairment at least annually. Intangible assets consisting of trademark and trade name and certifications are not subject to amortization are reviewed for impairment at least annually as noted above.

Impairment of Goodwill—Represents goodwill impairment charges of $5.5 million for the annual impairment testing of our goodwill tested in the fourth quarter of 2007 associated with the 3eTI reporting unit of secured communications segment. Our goodwill is tested for impairment annually as of December 31 of each year unless events or circumstances would require an immediate review. Goodwill amounts are generally allocated to the reporting units based upon amounts allocated at the time of their respective acquisition. Because of delays in key new business opportunities and near-term growth opportunities considered in our original assessment of 3eTI that did not materialize within the expected timelines, it was necessary to lower cash flow projections for this reporting unit. Specifically, we reduced the revenue and margin projections based on our recent financial performance and future performance expectations of the reporting unit. Actual results may differ from these estimates under different assumptions and conditions. Impairments are recorded if the reporting unit’s fair value is less than the carrying value. Further impairment adjustments that may be required in future periods that could have a material adverse impact on our financial statements.

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

General and Administrative.    General and administrative expenses consist primarily of salaries and other expenses associated with our management, accounting, IT and administrative functions. This expense also includes the impact of equity-based compensation expense, the variable accounting treatment of repriced stock options prior to the adoption of SFAS 123R and costs related to our operating facilities moves. Pertinent to 3eTI, accounting for government contracts delineates what is a direct charge allowable to include in contract costs and what is considered to be an indirect charge reflected as general and administrative expenses. We consider indirect engineering labor and operating costs such as quality, planning, operations, and company fringe benefits, general administrative salaries and other general administrative expenses as general and administrative expense. This expense also includes impairment charges associated with the indefinite lived intangible assets acquired in the 3eTI acquisition.

Amortization of Intangibles.    Amortization of Intangibles consist primarily amortization expense associated with the definite lived intangibles assets acquired in the 3eTI acquisition. Definite lived intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis.

Impairment of Goodwill.    Impairment of goodwill consists of impairment charges resulting from impairment tests associated with the goodwill asset acquired in the 3eTI acquisition.

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

Revenues

If collection is reasonably assured, and no significant future obligations or contingencies associated with the sale exist, revenues for product sales are recognized when delivery occurs, less an estimate for an allowance for returns or doubtful accounts, if applicable. For shipments where collection is not reasonably assured, we recognize revenue as cash is received. If collection is contingent on a future contractual event, we recognize revenue when the contingency lapses, generally upon cash collection.

System sales under long-term contracts are accounted for under the percentage-of-completion method. Under this method, revenues are recognized as work on a contract progresses. The recognized revenue is that percentage of estimated total revenues that incurred costs to date bear to estimated total costs to complete the contract. Revisions in cost and profit estimates are made when conditions requiring such revisions become known. Anticipated losses on contracts are recognized in operations as soon as such losses are determined to be probable and reasonably estimable. If our estimates of total costs to complete certain contracts are inaccurate, revenue and gross margin could be impacted.

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

Other receivables consist of credits due from the outsourced private wireless communication manufacturers as a result of inventories purchased or transferred for production.

Inventories

Inventories are recorded at the lower of cost or market with cost based on a standard cost method. We periodically assess our inventory for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, and adjust inventory balances accordingly. We consider, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, the impact of introducing new products, and compliance with laws and regulations, including the Restriction of Hazardous Substances Directive (“RoHS”). If our estimate proves to be inaccurate, we may be required to adjust our reserves accordingly.

Inventories comprised of components and parts on hand to support maintenance of products previously sold, or Service Inventory, are anticipated to be utilized over extended periods of time. Service inventories are carried at the lower of cost or market.

Goodwill and Other Intangibles Assets

Goodwill represents the excess of purchase price over fair value of identifiable net tangible and identifiable intangible assets acquired. We assess the recoverability of the indefinite lived tangible and intangible assets by performing a fair value impairment test, at least annually. If the respective carrying amount exceeds the fair value, the indefinite lived tangible and intangible assets are considered to be impaired and written down to its estimated net realizable value. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such indefinite lived tangible and intangible assets and present value implied by estimates of future revenues, costs and expenses and other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications and secured communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of indefinite lived tangible and intangible assets may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the indefinite lived tangible and intangible assets. Identifiable intangible assets with identifiable fixed lives, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis. If our estimates of the fair value of indefinite lived intangible assets are inaccurate, future impairment charges may be required.

Warranty Costs

We generally provide a one-year warranty on our products. We estimate future warranty claims based on historical experience and anticipated costs to be incurred. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are provided to the extent that recoverability of tax assets is not considered likely. In determining recoverability of the future tax benefits associated with our deferred tax asset, management takes into account, among other factors, our historical operating results, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings that are based upon a five-year earnings projection, using information currently available, and discounted for risk. If we fail to achieve revenue growth rates or gross margins assumed in the calculation of the deferred tax asset, we may be required to place a valuation allowance on future deferred tax assets.

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

Results of Operations

The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of sales	71.3	63.4	48.3

Gross profit	28.7	36.6	51.7

Operating expenses:
Research and development	10.1	12.7	14.5
Sales and marketing	8.8	10.8	10.9
General and administrative	15.6	19.6	13.7
Amortization of intangibles	1.0	0.8	0.0
Impairment of goodwill	3.5	—	—
In – process R&D	—	1.7	—

Total operating expenses	39.0	45.5	39.1

Income (loss) from operations	(10.3)	(8.9)	12.6
Interest income (expense), net	(0.0)	1.1	0.7
Other income	(0.0)	—	(0.0)
Income tax benefit (expense)	(13.9)	0.8	10.5

Net income (loss)	(24.3)%	(7.0)%	23.8%

Comparison of the Fiscal years Ended December 31, 2007 and 2006

Revenues.    Our revenues increased $57.9 million, or 60%, to $154.6 million for the fiscal year ended December 31, 2007 from $96.7 million for fiscal 2006. In 2007, the private wireless communications segment revenues comprised $129.5 million, or 84% of total revenues, and the secured communications segment revenues comprised $25.1 million, or 16% of total revenues.

Private wireless communications revenues increased $64.3 million to $129.5 million in 2007 from $65.2 million in 2006. This 99% increase was primarily driven by revenues generated from one large Department of Defense order.

Secured communications revenues decreased $6.4 million to $25.1 million in 2007 from $31.5 million in 2006. This 20% decrease is attributable to a significantly higher than anticipated decline in Transcrypt’s analogue encryption revenues of $4.3 million in 2007 down 79% from $20.5 million in 2006. This decrease in Transcrypt’s revenue was partially offset by the inclusion of an entire year of 3eTI revenue of $20.8 million in 2007 versus six month’s of revenue of $11.1 million in 2006.

Gross Profit.    Our gross profit increased $9.0 million, or 25%, to $44.5 million in the year ended December 31, 2007 from $35.4 million for the year ended December 31, 2006. The increase in gross profit was due to the private wireless communications segment increasing by $18.9 million versus the decline in gross profit from the secured wireless segment of $9.9 million resulting from the changes in revenue mix noted above. Gross margin was 29% in 2007, as compared to 37% for the same period in 2006. The overall decrease in gross margin is reflective of decreased gross margins in the secured communications segment of 46% versus gross margin of 68% that was achieved during 2006. This decline was partially offset by improved gross margins achieved in the private wireless communications segment of 25% during 2007 versus gross margins of 21% in 2006.

The gross margin for the private wireless communications segment was 25% and 21% in 2007 and 2006, respectively. The private wireless communications gross margin in 2007 improved from 2006 primarily due to higher volume of sales absorbing quality control overheads with improved sales mix and cost reductions during 2007. Offsetting these favorable improvements in 2007 were increased inventory reserves of $1.9 million for raw material and service stock coupled with warranty reserves $2.4 million related to increased repair work related to RF Module changes and higher sales volumes in our private wireless communications segment.

During 2007, gross margin for the secured communications segment decreased to 46% from 68% in 2006. The lower 2007 margin for the secured communications segment was attributable to the decline in high margin Transcrypt revenue noted above. The 3eTI gross margins are approximately half of Transcrypt’s historical margins.

Research and Development.    Research and development expenses increased $3.4 million to $15.7 million in 2007 compared to $12.3 million in 2006. As a percentage of revenue, research and development expenses were 10% of revenues for 2007 and 13% for 2006. The increase in research and development expenses in 2007 was primarily attributable to new product development requiring project, prototype and testing costs. 3eTI invests in the development products for commercial customers in addition to their government funded SBIR programs.

Sales and Marketing.    Sales and marketing expenses increased $3.2 million, or 30%, to $13.6 million in 2007 from $10.5 million in 2006. As a percentage of revenue, sales and marketing expenses were 9% of revenues for 2007 and 11% for 2006. This increase is the result of higher commission expenses associated with the increased revenues in the private wireless segment and the inclusion of a full year of sales and marketing expenses for our 3eTI branded products.

General and Administrative.    General and administrative expenses increased $5.3 million, or 28%, to $24.2 million for 2007 from $18.9 million in 2006. As a percentage of revenue, general and administrative expenses were 16% of revenues for 2007 and 20% for 2006, respectively.

Included in general and administrative expenses for the year ended December 31, 2007 was $1.6 million related to equity based compensation expense required by SFAS 123R. For the year ended December 31, 2006, we recorded equity compensation expense of $1.8 million. The overall increase in general and administrative expenses is primarily attributable to the inclusion of 3eTI administrative expenses of $6.3 million for a full year in 2007 compared to $3.5 million for six months ended December 31, 2006. Also included were impairment charges of $0.3 million for the annual impairment testing of our indefinite lived intangible assets associated with the 3eTI reporting unit of secured communications segment. Private wireless communication’s expenses increased $1.9 million primarily relating to higher professional fees, property tax and bad debt expenses. Also, included in general and administrative expenses is a restructuring charge of $0.6 million.

On November 15, 2007, the Company committed to an organizational plan (the “Plan”) to shift from three divisions to one integrated corporate structure focused on secure wireless communications for government and industrial customers. The Plan is designed to achieve profitability and to support a new technology roadmap driving towards a streamlined and more effective structure. Implementation of the Plan includes senior and middle management changes as well as staff reductions designed to eliminate redundant positions and reflect the Company’s decision to close down production in three locations, with all outsourcing to be centralized in the Dallas/Fort Worth area. We expect to reduce annualized expenses by $3.0 million to $5.0 million in 2008.

In connection with the Plan, the Company anticipates incurring approximately $1.1 million in total costs resulting in corresponding cash expenditures of $1.1 million during 2008. The Company recorded an expense of $0.6 million as of December 31, 2007 with the remainder expected to be incurred in the first six months of 2008. The Company estimates these costs will consist primarily of severance, relocation, and other employee-related costs.

Amortization of Intangibles.    For the years ended December 31, 2007 and 2006, we recorded $1.6 million and $0.7 million of amortization mainly associated with the intangibles acquired in the July 2006 acquisition of

3eTI. The overall increase is due to a full year’s amortization recorded in 2007 for 3eTI intangibles versus the six month’s of 3eTI amortization in 2006. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis.

Impairment of Goodwill—In the fourth quarter of 2007, we performed our annual evaluation of the goodwill assets resulting in impairment charges of $5.5 million associated with the goodwill 3eTI reporting unit in the secured communications segment. Because of delays in key new business opportunities and near-term growth opportunities considered in our original assessment of 3eTI that did not materialize within the expected timelines, it was necessary to lower cash flow projections for this reporting unit. Specifically, we reduced the revenue and margin projections based on our recent financial performance and future performance expectations of the reporting unit. Therefore, we concluded that the fair value of this reporting unit was lower than the carrying value of the associated goodwill.

In-Process Research and Development Expense.    For the year ended December 31, 2006, we recorded a one time charge of $1.6 million for in-process research and development expenses associated with the acquisition of 3eTI. The technologies underlying the in-process research and development charge are based on two primary complex development efforts neither of which had reached technology feasibility at the date of acquisition. Both technology efforts are expected to be fully developed and released as products to meet the needs of different groups of customers either on a stand alone basis or as an integral part of a solutions offering.

Interest Income (Expense), Net.    Net interest income (expense) decreased $1.1 million to $(.03) million in 2007 from $1.1 million in 2006. The decrease in net interest income is attributable to a full year of interest on the term loan associated with the 3eTI acquisition and lower interest income earned on cash balances for 2007.

Income Tax Benefit (Expense).    For the years ended December 31, 2007 and 2006, we recorded an income tax (expense) / benefit of $(21.5) million and $0.7 million, respectively. The increase in tax expense for 2007 reflects a $26.5 million increase in the valuation allowance on net deferred tax assets and certain business credits and adjustments. The increase in the valuation allowance in 2007 is based upon management’s conclusions regarding, among other considerations, our cumulative loss position during 2007, 2006 and 2005, our current backlog, current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available. As of December 31, 2006, we had $23.7 million in deferred tax assets before the valuation allowance of $3.8 million.

Net Income (loss).    Net income (loss) was $(37.7) million in 2007, a loss increase of $30.9 million, or 455%, as compared to a net loss of $(6.8) million in 2006.

Income tax expense of $21.5 million made up 56% of the net loss. The operating loss for secured communications segment of $(12.3) million made up 33% of the net loss. This loss from secured communications segment is mainly due to impairment losses (noted above) coupled with the significantly higher than anticipated decline in Transcrypt’s high margin revenue. The private wireless communications segment operating loss decreased $(12.4) million to $(3.8) million during 2007 from $(16.2) million during 2006. The primary reason driving this loss reduction was the successful shipment of a large Department of Defense order that was completed in 2007.

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

The gross margin for the private wireless communications segment was 21% and 35% in 2006 and 2005 respectively. The private wireless communications gross margin in 2006 was impacted by significant changes in business mix which resulted in lower standard product margins by 11% during the year. The standard cost changes in our inventories, which resulted from cost reduction programs and increased supplier competition at year end, lowered overall margin by $1.1 million. Additionally, costs were incurred due to the complex operational process flows with our outsourcing partners resulting in fourth quarter book to physical adjustments and production scrap costs of $1.2 million.

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

Selected Quarterly Financial Information

The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the eight quarters ended December 31, 2007. In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for subsequent periods or for the entire fiscal year.

Quarterly Results of Operations

	Quarter Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share data)
Revenues	$10,563	$28,750	$33,502	$23,906	$38,948	$57,296	$33,715	$24,651
Cost of sales	5,014	16,249	21,084	18,944	26,374	38,866	24,065	20,855

Gross profit	5,549	12,501	12,418	4,962	12,574	18,430	9,650	3,796

Operating expenses:
Research and development	2,742	2,994	2,941	3,599	3,459	4,115	3,929	4,174
Sales and marketing	2,095	2,625	2,803	2,947	3,406	3,720	3,163	3,351
General and administrative (1) (2)	4,240	3,467	4,657	6,564	5,646	6,192	5,699	6,656
Amortization of intangibles	1	1	302	423	421	374	407	411
Impairment of goodwill (5)	—	—	—	—	—	—	—	5,475
Write-off in-process R&D (4)	—	—	1,600	—	—	—	—	—

Total operating expenses	9,078	9,087	12,303	13,533	12,932	14,401	13,198	20,067

Income (loss) from operations	(3,529)	3,414	115	(8,571)	(358)	4,029	(3,548)	(16,271)
Interest (expense) income and other income (expense)	428	462	120	35	(5)	(16)	33	(47)

Net income (loss) before income taxes	$(3,101)	$3,876	$235	$(8,536)	$(363)	$4,013	$(3,515)	$(16,318)
Income tax benefit (expense) (3)	—	—	—	745	—	(159)	137	(21,448)

Net income (loss)	$(3,101)	$3,876	$235	$(7,791)	$(363)	$3,854	$(3,378)	$(37,766)

Net income (loss) per share—basic	$(0.12)	$0.15	$0.01	$(0.30)	$(0.01)	$0.15	$(0.13)	$(1.45)

Net income (loss) per share—diluted	$(0.12)	$0.15	$0.01	$(0.30)	$(0.01)	$0.15	$(0.13)	$(1.45)

Weighted average common shares—basic	25,710	25,796	25,851	26,019	26,030	26,031	26,036	26,060

Weighted average common shares—diluted	26,200	26,196	26,192	26,328	26,368	26,409	26,413	26,426

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.5	56.5	62.9	79.2	67.7	67.8	71.4	84.6

Gross profit	52.5	43.5	37.1	20.8	32.3	32.2	28.6	15.4
Operating expenses:
Research and development	26.0	10.4	8.8	15.1	8.9	7.2	11.7	16.9
Sales and marketing	19.8	9.1	8.4	12.3	8.7	6.5	9.4	13.6
General and administrative (1) (2)	40.1	12.1	13.9	27.5	14.5	10.8	16.9	27.0
Amortization of intangibles	0.0	0.0	0.9	1.8	1.1	0.7	1.2	1.7
Impairment of goodwill (5)	—	—	—	—	—	—	—	22.2
Write-off in-process R&D (4)	—	—	4.8	—	—	—	—	—

Total operating expenses	85.9	31.6	36.7	56.6	33.2	25.2	39.2	81.4

Income (loss) from operations	(33.4)	11.9	0.3	(35.9)	(0.9)	7.0	(10.6)	(66.0)
Interest (expense) income and other income (expense), net	4.1	1.6	0.4	0.1	(0.0)	(0.0)	0.1	(0.2)
Income tax benefit (expense) (3)	—	—	—	3.1	—	(0.3)	0.4	(87.0)

Net income (loss)	(29.4)%	13.5%	0.7%	(32.6)%	(0.9)%	6.7%	(10.1)%	(153.2)%

(1)	We incurred non-cash compensation expense of $373, $444, $443 and $507 in the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively and $536, $590, $599 and $(117) in the quarters ended March 31, June 30, September 30 and December 31, 2007, respectively. See Notes 13 and 14 of Notes to Consolidated Financial Statements for a more detailed explanation.
(2)	In relation to the re-organization of the company we recorded $620 for one time termination benefits and other associated costs in the quarter ended December 31, 2007.
(3)	We recorded a tax benefit of $745 in the fourth quarter of 2006 and a tax expense of $(21,448) in the fourth quarter of 2007 primarily due to management’s determination that the net deferred assets require a full valuation allowance. The timing of our changes in the estimate was dependent upon various factors considered by management.
(4)	During the third quarter of 2006, we expensed $1.6 million the In Process Research and Development costs associated with the acquisition of 3eTI.
(5)	During the fourth quarter of 2007, we incurred a goodwill impairment loss of $5.5 million associated with the 3eTI reporting unit of secured wireless segment.

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

We were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2006. As a result, on March 5, 2007 we executed an Amendment to the Loan Agreement whereby the Bank of America waived such financial covenant defaults on a one time basis and amended the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the amendment.

We were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2007. As a result, on March 10, 2008 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one time basis and amended the Loan Agreement to, among other things, revise such financial covenants, add additional covenants, and to modify the advance and borrowing revisions under the Loan Agreement. In order to maintain compliance with the terms of the Amendment, we are required to maintain a certain level of EBITDA and minimum liquidity for each of the 2008 quarterly financial reporting periods.

For the 2009 quarterly financial reporting periods, the covenants revert back to a minimum funded debt to EBITDA ratio and fixed charge coverage ratio. In addition, the interest rate on the revolving note issuable pursuant to the Loan Agreement has been amended to be equal to LIBOR plus 2.00% through March 31, 2009, and thereafter to LIBOR plus a rate between 1.00% and 1.75% depending on our ratio of debt to EBITDA.

Letters of credits and bonds.    In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit had a total undrawn balance of $0.3 million on December 31, 2007. Performance and bid bonds, which expire on various dates, totaled $0.5 million at December 31, 2006. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2008.

The Company’s primary sources of liquidity are its cash and cash equivalents which were $15.6 million at December 31, 2007. Due to the net losses in 2007 and 2006, we considered several key factors in assessing the liquidity requirements of the company for the next twelve months. Management developed operational cash flow projections which factor in our backlog of orders, the cost savings of $3 million to $5 million anticipated from the company’s reorganization, and our historical collection and payment patterns with customers and vendors. We analyzed these projections against our modified bank covenants for 2008 noting that on a proforma basis the covenants would be met. We noted that we are current and have made timely interest payments on our term note. Furthermore, we may utilize our revolving line of credit to borrow supported by the underlying borrowing base of the company. Based on this these factors among others, we believe that our available cash, financing and cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

Net cash from operating activities.    Our operating activities provided / (used) cash of ($3.8) million, $6.5 million, and ($13.4) million in 2007, 2006 and 2005, respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During 2007, we collected $155.6 million of billed receivables that effectively increased cash from operating activities by $2.1 million. Additionally, $104.4 million was used to purchase inventories and $8.7 million was provided from other operating expenses. Inventory purchases were higher than in the prior year due to fulfillment of a large Department of Defense order in our private wireless communications segment. Additionally, the inventory balances have increased at December 31, 2007 due to business mix changes which resulted in inventory utilization patterns that were different than projected in the private wireless communications and secured wireless segments at the end of the year.

During 2006, we collected $110.9 million of billed receivables that effectively increased cash from operating activities by $17.6 million. Additionally, $62.6 million was used to purchase inventories and $44.7 million was used for other operating expenses. Inventory purchases were higher than in the prior year due to projected increases in sales in our Private Wireless segment and inventory increases related to the acquisition of

3eTI. Additionally, the inventory balances have increased at December 31, 2006 due to business mix changes which resulted in inventory utilization patterns that were different than projected in the Private Wireless segment during the year.

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

Net cash from investing activities.    During the years ended December 31, 2007, 2006 and 2005, we used $3.5 million, $38.9 million and $2.5 million in investing. During 2007, $3.2 million was used to purchase fixed assets. In July 2006, $36.1 million was used to acquire 3e TI as described above and in Footnote 19 in the Notes to Consolidated Financial Statements. On March 31, 2006, $3.6 million was used to purchase and $4.6 million was provided from the sale of the EFJohnson facility in Irving, Texas. In 2006, cash of $4.2 million was used to purchase fixed assets. During 2005, $3.0 million was used to purchase fixed assets.

Net cash from financing activities.    Financing activities provided cash of $0.1 million in 2007, $16.1 million in 2006, $45.5 million during 2005. In July 2006, financing activities provided $15.0 million through the issuance of a term note as described above. During 2005, cash of $45.1 million was generated by the sale of 6,900,000 shares of common stock in August, 2005.

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

Operating leases

We also lease various equipment and buildings under operating leases. Future minimum rental payments under non-cancelable operating lease agreements are shown below in the table under the subheading “Contractual Obligations.” Of the $7.3 million total operating lease obligations, $4.7 million relates to the leases of our operating facilities for our private wireless communications segment, with leases expiring through March 2016; $3.4 million relates to our secured communications segment, with a lease expiration in June 2014 and $(0.8) million relates to sale lease back gain amortization and short term sublet premises. We anticipate that, in the normal course of business, leases will be renewed or replaced as they expire.

Tabular Disclosure of Contractual Obligations

Our known contractual obligations as of December 31, 2007 are shown below:

	Payment due by period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$15.0	$—	$15.0	$—	$—
Capital lease obligations	0.0	0.0	0.0	—	—
Operating lease obligations	7.3	1.3	2.4	2.0	1.6
Purchase obligations (1)	42.5	42.5	—	—	—
Other long-term liabilities—deferred revenue	1.0	1.0	—	—	—

Total	$65.8	$44.8	$17.4	$2.0	$1.6

(1)	Purchase obligations represent purchase commitments to suppliers of services, inventory and capital expenditures that could be canceled with sufficient notice, generally 30 to 60 days.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in VIE transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments consist of cash, cash equivalents, short- and long-term investments, trade accounts receivable, accounts payable and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. As of December 31, 2007, we had an investment portfolio of short-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts. Due to the short duration of our investment portfolio, a hypothetical 1% change in interest rates would not be material to our financial condition or results of operations.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. In January 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and liabilities to the first quarter of 2009. SFAS 157 is effective for financial assets and liabilities in the first quarter of 2008. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 is effective in the first quarter of 2008. At adoption, the company did not elect the fair value option for certain assets and liabilities and this does not have a material impact on its results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

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

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, or the Disclosure Controls, as of the year ended December 31, 2007. This evaluation, or the controls evaluation, was done under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based on this evaluation, our CEO and CFO concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No change occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was performed using the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The attestation report issued by Grant Thornton LLP on our internal control over financial reporting is included elsewhere in this report.

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

The information required by this Item is incorporated by reference from the information provided under the headings “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards Table”, “Outstanding Equity Awards at Fiscal Year-End Table”, “Option Exercises and Stock Vested Table”, “Nonqualified Deferred Compensation Table”, “ All Other Compensation Table”, “Compensation Committee Report” and “Perquisites Table” of our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled “Security Ownership” of our Proxy Statement.

The following table summarizes our equity compensation plan information as of December 31, 2007. Information is included for both equity compensation plans which were approved by our stockholders. We currently maintain two equity compensation plans, the 1996 Stock Incentive Plan and the 2005 Omnibus Incentive Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 1996 Stock Incentive Plan and 2005 Omnibus Incentive Plan as of December 31, 2007.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,608,262	$7.26	241,310
Equity compensation plans not approved by security holders	0	$0.00	0

Total	1,608,262	$7.26	241,310

(1)	Under the 2005 Omnibus Incentive Plan, the Compensation Committee may make various stock-based awards. In addition, shares covered by outstanding awards may become available for new awards if, among other things, the outstanding awards are forfeited or otherwise are terminated before the awards vest and shares are issued.
(2)	The 1996 Stock Incentive Plan terminated under its own terms on December 31, 2006. As such, there are no securities remaining for future issuance under this Plan.

In addition, the Company maintains the 1999 Non-Employee Director Stock Purchase Plan under which the non-employee directors of the Company may elect to receive some or all of their compensation for serving on the Board of Directors of the Company in the form of Company common stock. During 2007, Veronica Haggart and Thomas Thomsen elected to participate in the 1999 Plan. As of December 31, 2007, there were 74,326 shares available for issuance under this Plan.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among the Company, Avanti Acquisition Corp., 3e Technologies International, Inc., Chih-Hsiang Li and the principal stockholders named therein, dated as of July 10, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2006).

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware as amended.

3.2	Amended and Restated Bylaws of the Company.

4.1	Description of Specimen Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the SEC on November 21, 1996, Commission file number 333-14351).

10.1+	Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the S-8 Registration Statement filed with the SEC on October 27, 2000, Commission file number 333-48880).

Exhibit Number	Description
10.2+	Transcrypt International, Inc. 1999 Non-Employee Director Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2000).

10.3+	Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company Annual Report on Form 10-K filed with the SEC on March 23, 2000).

10.4+	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2007).

10.5+	Transcrypt Executive Health Program (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on March 7, 2002).

10.6(a)+	2005 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 15, 2005, Commission file number 333-129717).

10.6(b)+	EFJ, Inc. form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2006).

10.6(c)+	EFJ, Inc. form of Non-Statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2006).

10.6(d)+	2005 Omnibus Incentive Compensation Plan’s Restricted Shares Form of Notice of Award and Restricted Share Award Agreement (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 11, 2005, Commission file number 333-129717).

10.6(e)+	EFJ, Inc. 2005 Omnibus Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2007).

10.7+	Form of Adoption Agreement for Nonstandardized 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.24 to the Registration Statement on Form S-1/A filed with the SEC on November 21, 1996, Commission file number 333-14351).

10.8+	Norwest Bank Nebraska, NA. Defined Contribution Master Plan and Trust Agreement (incorporated herein by reference to Exhibit 10.25 to the Registration Statement on Form S-1/A filed with the SEC on November 21, 1996, Commission file number 333-14351).

10.9+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the SEC on November 21, 1996, Commission file number 333-14351).

10.10(a)	License Agreement for APCO 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on October 18, 1996, Commission file number 333-14351).

10.10(b)*	License Agreement Amendment, dated as of June 28, 1996, to License Agreement for APCO Project 25 Compliant Product between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the SEC on January 2, 1997, Commission file number 333-14351).

Exhibit Number	Description
10.10(c)	OEM Agreement (APCO 25) between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on October 8, 1996, Commission file number 333-14351).

10.10(d)*	Letter Amendment, dated as of July 15, 1996, to OEM Agreement between Motorola, Inc. and the Company dated as of August 2, 1994 (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on October 18, 1996, Commission file number 333-14351).

10.11(a)	License Agreement APCO Fed Project 25 Algorithm only between Digital Voice Systems, Inc. and the Company, dated as of August 14, 1995 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on October 18, 1996, Commission file number 333-14351).

10.11(b)	Addendum I to License Agreement for APCO Fed Project 25 Algorithm between Digital Voice Systems, Inc. and the Company, dated as of July 12, 2001 (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March 7, 2002).

10.12	Consigned Inventory Agreement between Arrow/Schwebber Electronics Group and the Company, dated as of June 22, 1994 (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 18, 1996, Commission file number 333-14351).

10.13	Master Agreement for Products and Services between E. F. Johnson Company and McDonald Technologies International, Inc. dated May 14, 2004 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2005).

10.14	License Agreement, dated as of January 15, 1997, between E. F. Johnson Company and Johnson Data Telemetry Corporation (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 12, 1997, Commission file number 333-35469).

10.15	Agreement between Transcrypt International, Inc. and Tran Electronics, Inc. dated December 2, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2004).

10.16+	Employment Agreement between the Company and Jana Ahlfinger Bell dated February 1, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2005).

10.17+	Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999 (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 1999).

10.18(a)+	Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2003).

10.18(b)+	Transcrypt International, Inc. Michael Jalbert 1999 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the S-8 Registration Statement filed with the SEC on October 27, 2000, Commission file number 333-48836).

10.19+	Schedule of base salaries of Named Executive Officers established by EFJ, Inc. Compensation Committee.

Exhibit Number	Description
10.20(a)+	Employment Agreement between E. F. Johnson Company and Ellen O. O’Hara dated January 6, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2005).

10.20(b)+	Separation Agreement and Release between E. F. Johnson Company and Ellen O. O’Hara dated January 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2008.)

10.21	Office/Showroom/Warehouse Lease Agreement between the Company and Walnut Hill/DBI Ventures I, L.P. dated December 17, 2003 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2004).

10.22(a)	Revolving Line of Credit Loan Agreement and Security Agreement between the Company, E. F. Johnson Company and Bank of America, N.A., dated November 15, 2002 (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2003).

10.22(b)	First Amendment to Revolving Line of Credit, Loan Agreement and Security Agreement by and among the Company, E. F. Johnson Company, Transcrypt International, Inc. and Bank of America, N.A., dated September 13, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2004).

10.22(c)	Second Amendment to Revolving Line of Credit Loan Agreement and Security Agreement by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc, and Bank of America, N.A., dated July 11, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2006).

10.22(d)	Term Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc, and Bank of America, N.A., dated July 11, 2006 dated as of July 11, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2006).

10.22(e)	Second Amendment to Revolving Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc, and Bank of America, N.A., dated July 11, 2006 dated as of July 11, 2006 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2006).

10.22(f)	Third Amendment to Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of March 6, 2006 by and among the Company, E.F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2007).

10.22(g)	Third Amendment to Revolving Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc, and Bank of America, N.A., dated as of March 10, 2008, (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2008).

10.22(h)	Fourth Amendment to Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of March 10, 2008 by and among the Company, E.F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2008).

Exhibit Number	Description

10.23	Lease Agreement between the Company and 1440 Corporate, L.P., dated March 31, 2006 (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on April, 6, 2006).

10.24+	Employment Agreement between Robert C. Donohoo and the Company dated June 2, 2006 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2006).

10.25(a)+	Employment Agreement between Massoud Safavi and the Company dated as of October 1, 2006 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2006).

10.25(b)+	Amended Employment Agreement between Massoud Safavi and the Company dated as of October 26, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2006).

10.25(c)+	Employment Offer Letter between Massoud Safavi and the Company dated November 15, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2007.)

10.25(d)+	Employment Agreement between Massoud Safavi and the Company dated November 15, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2007.)

10.25(e)+	Relocation Policy between Massoud Safavi and the Company dated November 15, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2007.)

10.26	Sublease Agreement between the Company and MANUGISTICS, INC., dated May 1, 2007.

10.28	Schedule of Director Compensation

11.1	Statement re. Computation of Per Share Earnings.

21	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP.

31.1	Chief Executive Officer’s Certification of Report on Form 10-K for Year Ended December 31, 2007.

31.2	Chief Financial Officer’s Certification of Report on Form 10-K for Year Ended December 31, 2007.

32.1	Written Certification of Chief Executive Officer, dated March 13, 2008, pursuant to 18 U.S.C. § 1350.

32.2	Written Certification of Chief Financial Officer, dated March 13, 2008, pursuant to 18 U.S.C. § 1350.

Δ	Except as noted below, Form 8-K, 10-Q and 10-K have SEC file number 000-21681.
*	Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFJ, INC.

By:	/S/ MICHAEL E. JALBERT
Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL E. JALBERT Michael E. Jalbert	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2008

/S/ JANA AHLFINGER BELL Jana Ahlfinger Bell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2008

/S/ EDWARD H. BERSOFF Edward H. Bersoff	Director	March 13, 2008

/S/ VERONICA A. HAGGART Veronica A. Haggart	Director	March 13, 2008

/S/ MARK S. NEWMAN Mark S. Newman	Director	March 13, 2008

/S/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 13, 2008

/S/ WINSTON J. WADE Winston J. Wade	Director	March 13, 2008

/S/ ROBERT L. BARNETT Robert L. Barnett	Director	March 13, 2008

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007. Our effectiveness of our internal control over financial reporting has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report which is included herein.

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

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

EFJ, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of EFJ, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EFJ, Inc and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion.

/S/ GRANT THORNTON LLP

Dallas, Texas

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

EFJ, Inc. and Subsidiaries

We have audited EFJ, Inc.’s (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements.

/S/ GRANT THORNTON LLP

Dallas, Texas

March 13, 2008

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(in thousands, except share and per share data)

	2007	2006
Current assets:
Cash and cash equivalents	$15,636	$22,885
Accounts receivable, net of allowance for returns and doubtful accounts of $1,636 and $788, respectively	21,345	23,427
Receivables—other	6,944	8,673
Cost in excess of billings on uncompleted contracts	3,275	3,940
Inventories, net	33,871	24,411
Deferred income taxes	—	3,814
Prepaid expenses	1,109	1,317

Total current assets	82,180	88,467
Property, plant and equipment, net	7,096	6,744
Deferred income taxes, net of current portion	—	16,115
Goodwill	20,040	25,513
Other intangible assets, net of accumulated amortization	13,821	15,638
Other assets	352	86

TOTAL ASSETS	$123,489	$152,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$8	$5
Accounts payable	13,411	11,097
Accrued expenses	11,232	8,111
Billings in excess of cost on uncompleted contracts	221	427
Deferred revenues	1,010	885

Total current liabilities	25,882	20,525
Long-term debt obligations, net of current portion	15,015	15,000
Deferred income taxes	1,489	—
Other liabilities	737	332

TOTAL LIABILITIES	43,123	35,857

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,210,232 and 26,179,707 issued and outstanding as of December 31, 2007 and December 31, 2006, respectively)	262	262
Additional paid-in capital	153,356	151,665
Accumulated other comprehensive loss	(710)	(332)
Accumulated deficit	(72,542)	(34,889)

TOTAL STOCKHOLDERS’ EQUITY	80,366	116,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,489	$152,563

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006, 2005

(in thousands, except share and per share data)

	Year ended December 31,
	2007	2006	2005
Revenues	$154,610	$96,721	$94,616
Cost of sales	110,160	61,291	45,671

Gross profit	44,450	35,430	48,945

Operating expenses:
Research and development	15,677	12,276	13,686
Sales and marketing	13,640	10,470	10,326
General and administrative	24,193	18,928	12,982
Amortization of intangibles	1,613	727	6
Impairment of goodwill	5,475	—	—
Write-off of in-process R&D	—	1,600	—

Total operating expenses	60,598	44,001	37,000

Income (loss) from operations	(16,148)	(8,571)	11,945
Interest income	1,074	1,551	753
Interest expense	(1,108)	(506)	(70)
Other expense, net	(1)	—	(36)

Income (loss) before income taxes	(16,183)	(7,526)	12,592
Income tax benefit (expense)	(21,470)	745	9,957

Net income (loss)	$(37,653)	$(6,781)	$22,549

Net income (loss) per share—Basic	$(1.45)	$(0.26)	$1.07

Net income (loss) per share—Diluted	$(1.45)	$(0.26)	$1.06

Weighted average common shares—Basic	26,039,246	25,844,956	20,984,688

Weighted average common shares—Diluted	26,404,221	26,207,242	21,253,783

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2007, 2006, and 2005

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balances, December 31, 2004	18,257,877	183	103,459	—	—	(50,657)	52,985

Net income	—	—	—	—	—	22,549	22,549
Issuance of restricted stock awards	170,000	2	1,586	(1,588)	—	—	—
Expense related to restricted stock awards	—	—	—	33	—	—	33
Revaluation or restricted stock awards	—	—	138	(138)	—	—	—
Exercise of stock options	526,250	5	419	—	—	—	424
Issuance of stock to directors in lieu of cash compensation	12,967	—	102	—	—	—	102
Proceeds of stock offering, net of expenses of $586	6,900,000	69	44,988	—	—	—	45,057
Benefit related to repriced options	—	—	(305)	—	—	—	(305)

Balances, December 31, 2005	25,867,094	259	150,387	(1,693)	—	(28,108)	120,845

Comprehensive loss:
Net loss	—	—	—	—	—	(6,781)	(6,781)
Fair value adjustments for interest rate swap	—	—	—	—	(332)	—	(332)

Total comprehensive loss	—	—	—	—	—	—	(7,113)
Unearned stock compensation reclassification	—	—	(1,693)	1,693	—	—	—
Expense related to restricted stock awards	—	—	460	—	—	—	460
Expense related to option awards	—	—	1,307	—	—	—	1,307
Modification to restricted stock awards	(20,000)	—	—	—	—	—	—
Issuance of stock to directors in lieu of cash compensation	4,460	—	32	—	—	—	32
Exercise of stock options	168,390	2	196	—	—	—	198
Proceeds of sale of stock	159,763	1	976	—	—	—	977

Balances, December 31, 2006	26,179,707	262	151,665	—	(332)	(34,889)	116,706

Comprehensive loss:
Net loss	—	—	—	—	—	(37,653)	(37,653)
Fair value adjustments for interest rate swap	—	—	—	—	(378)	—	(378)

Total comprehensive loss							(38,031)
Expense related to restricted stock awards	—	—	24	—	—	—	24
Expense related to restricted stock units	—	—	8	—	—	—	8
Expense related to option awards	—	—	1,553	—	—	—	1,553
Expense related to satisfied stock appreciation rights	—	—	23	—	—	—	23
Issuance of stock to directors in lieu of cash compensation	4,405	—	25	—	—	—	25
Exercise of stock options	26,120	—	58	—	—	—	58

Balances, December 31, 2007	26,210,232	262	153,356	—	(710)	(72,542)	80,366

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006, 2005

(in thousands, except share data)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(37,653)	$(6,781)	$22,549
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible accounts and returns	848	617	(131)
Impairment of goodwill	5,475	—	—
Impairment of trademark and trade name	300	—	—
Depreciation and amortization	4,440	3,075	1,720
Recognition of deferred gain	(95)	(74)	—
Write-off of in-process R&D	—	1,600	—
Deferred taxes	21,418	(821)	(10,140)
Stock-based compensation	1,633	1,767	(272)
Gain on sale of fixed assets	—	129	(16)
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	1,234	16,968	(17,318)
Receivables—other	1,729	(795)	(4,825)
Cost in excess of billings on uncompleted contracts	665	(2,214)	(88)
Inventories	(9,460)	(9,080)	(1,049)
Prepaid expenses and other	208	(272)	29
Accounts payable	2,314	1,969	(2,923)
Accrued and other liabilities	3,216	(498)	1,173
Billings in excess of cost on uncompleted contracts	(206)	422	(1,245)
Deferred revenues	152	522	(822)

Total adjustments	33,871	13,315	(35,907)

Net cash (used in) provided by operating activities	(3,782)	6,534	(13,358)

Cash flows from investing activities:
Proceeds from sale of facility	—	4,600	192
Purchase of facility	—	(3,650)	—
Purchase of property, plant and equipment	(3,183)	(4,189)	(3,001)
Acquisition, net of cash acquired	—	(36,074)	—
Purchase of intangibles	(94)	—	—
Other assets	(266)	415	300

Net cash used in investing activities	(3,543)	(38,898)	(2,509)

Cash flows from financing activities:
Proceeds from capitalized lease	25	—	—
Proceeds from note payable	—	15,000	—
Principal payments on long-term debt	(7)	(65)	(124)
Proceeds from issuances of common stock	—	977	45,057
Proceeds from exercise of stock options	58	230	424
Other	—	—	133

Net cash provided by financing activities	76	16,142	45,490

Net increase in cash and cash equivalents	(7,249)	(16,222)	29,623
Cash and cash equivalents, beginning of period	22,885	39,107	9,484

Cash and cash equivalents, end of period	$15,636	$22,885	$39,107

Supplemental Disclosure of Cash Flow Information:

We paid interest of $1,088, $262 and $69 during the years 2007, 2006 and 2005, respectively.

We paid income taxes of $171, $398 and $70 during the years 2007, 2006 and 2005, respectively.

See accompanying notes to the consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and per share date)

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

Revenue Recognition

If collection is reasonably assured, and no significant future obligations or contingencies associated with the sale exist, revenues for product sales are recognized when delivery occurs, less an estimate for an allowance for returns or doubtful accounts, if applicable. For shipments where collection is not reasonably assured, we recognize revenue as cash is received. If collection is contingent on a future contractual event, we recognize revenue when the contingency lapses, generally upon cash collection. Our sales typically do not provide the customer with the right of return except as provided under our warranties.

System sales under long-term contracts are accounted for using the percentage-of-completion method. Under this method, revenues are recognized as work on a contract progresses. The revenue recognized in each period is the pro rata portion of costs incurred over estimated costs to complete the contract. Revisions in cost and profit estimates are made when conditions requiring such revisions become known. Anticipated losses on contracts are recognized as soon as such losses are determined to be probable and reasonably estimable.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

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

Deferred revenues include unearned fees on systems maintenance contracts sold to customers. We recognize the fees ratably over the life of the contract, generally on a straight-line basis.

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

Receivables

Accounts receivable are presented in the balance sheet at net realizable value, which equals the gross receivable value less allowance for bad debts and estimated returns and allowances. Accounts outstanding longer than the contractual payment terms are considered past due. Such allowances are based upon our estimate of non-collectibility due to customer factors such as payment history and customer classification. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for returns and doubtful accounts increased from $788 (or 3.3% of gross receivable value) at December 31, 2006 to $1,636 (or 7.1% of gross receivable value) at December 31, 2007.

Other receivables are primarily attributable to credits due from the outsourced private wireless communication manufacturers as a result of inventories purchased or transferred for production. Of the $6,944 and $8,673 balances at December 31, 2007 and 2006, respectively, approximately $6,430 and $8,221 relate to these credits. The transactions reflected as other receivables are not revenue generating transactions.

Shipping Costs

Shipping costs are included in cost of sales.

Inventories

Inventories are recorded at the lower of cost or market with cost based on a standard cost method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, and adjust inventory balances accordingly. We consider, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

Inventories comprised of components and parts on hand to support maintenance of products previously sold, or service inventories, are anticipated to be utilized over extended periods of time. Service inventories are carried at the lower of cost or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Our policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: buildings—fifteen to thirty years; leasehold improvements—the lesser of the term of the lease or fifteen years; equipment and furniture and fixtures—two to seven years; computer applications (software) one to three years. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results.

Intangible Assets

Goodwill represents the excess of purchase price over fair value of identifiable net tangible and identifiable intangible assets acquired. Other indefinite lived intangible assets consist of trademark, tradenames, and certifications that are not subject to amortization. We assess the recoverability of goodwill and other indefinite-lived intangible assets by performing a fair value impairment test of the respective reporting unit, at least annually and if a triggering event were to occur in an interim period. If the respective carrying amount exceeds the fair value, goodwill or other indefinite-lived intangible assets are considered to be impaired and written down to its estimated net realizable value. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such reporting unit and present value implied by estimates of future revenues, costs and expenses and other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for private wireless communications and secured communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or other indefinite-lived intangible assets may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the goodwill or other indefinite-lived intangible assets. Additionally, specifically identifiable intangible assets with identifiable fixed lives, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis.

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

The cash flows of the interest rate swap are expected to be highly effective in offsetting cash flows attributable to fluctuations in the cash flows of the floating rate term loan. If it becomes probable that a forecasted transaction will no longer occur, the interest rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive loss will be recognized

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

immediately into earnings. If the interest rate swap agreement is terminated prior to its expiration date, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure.

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

Income Per Share

Basic net income per share is calculated based upon the weighted average number of common shares outstanding during the period. Outstanding options at December 31, 2007, 2006 and 2005, to purchase 1,295,222, 1,291,172 and 1,267,767 shares of common stock, with weighted average exercise prices of $6.93, $6.91 and $5.97 were used in the computation of common share equivalents for 2007, 2006 and 2005, respectively.

At December 31, 2007, 1,143,560 of the 1,295,222, at December 31, 2006, 441,120 of the 1,291,172 and at December 31, 2005, 361,550 of the 1,267,767 outstanding options were excluded from the computation of weighted average shares outstanding because their exercise prices were above the annual average trading price of our common stock.

Although we have disclosed both basic and dilutive weighted average common shares, only basic weighted average shares were used to compute earnings per share in years in which there is a net loss.

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

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

separately as an operating expense in our consolidated statements of operations. Certain legal costs incurred in securing patents may be capitalized.

Interest Income

Interest income is recognized as earned on cash, cash equivalents and notes receivable.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. In January 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and liabilities to the first quarter of 2009. SFAS 157 is effective for financial assets and liabilities in the first quarter of 2008. The Company will be required to adopt SFAS 157 on January 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 is effective in the first quarter of 2008. At adoption, the company did not elect the fair value option for certain assets and liabilities and this does not have a material impact on its results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect carrying amounts of

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

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

Accounting For Stock-Based Compensation

For the years ended December 31, 2007 and 2006, we recognized compensation expense under the guidelines prescribed by SFAS No. 123R of $1.6 million and $1.3 million, respectively related to options and $0.03 million and $0.5 million related to restricted stock grants and restricted stock units. Prior to 2006, we accounted for stock compensation under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

Stock Option Plans

We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights (“SSAR’s”) (collectively “equity based awards”). For equity based awards issued in the year December 31, 2007, 2006, and 2005 the following weighted-average assumptions were used:

	2007	2006	2005
Expected option life	3.75 years	4.75 years	10 years
Expected annual volatility	110%	96%	39%
Risk-free interest rate	3.45%	4.59%	4.39%
Dividend yield	0%	0%	0%

Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards in 2005, our net income and pro forma net income per share would have been as follows:

2005
Net income—as reported	$22,549
Less: Stock option repricing (benefit) expense—as reported	(305)
Pro forma general and administrative expenses for stock option compensation.	1,049

Pro forma net income	$21,195

Net income per share, basic—as reported	$1.07
Net income per share, diluted—as reported	$1.06

Pro forma net income per share, basic	$1.01
Pro forma net income per share, diluted	$1.00

The weighted average fair value per option at date of grant during 2007, 2006 and 2005 was $5.82, $7.51 and $8.72, respectively.

Restricted Stock Plan

Restricted stock units issued during 2007 vest over a four year period from the date of grant. Restricted stock issued during 2006 vests over a three year period from the date of grant. Restricted stock issued to

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

employees or non-employee directors during 2005 include performance criteria. Compensation cost is recognized as expense based on the vesting period and consideration of performance criteria included in the restricted grant.

2.    Inventories:

The following is a summary of inventories at December 31:

	2007	2006
Raw materials and supplies	$16,263	$9,350
Work in process	1,334	655
Finished goods	15,728	12,240
Service inventories	3,517	2,965

	36,842	25,210
Less: reserve for obsolescence	2,971	799

	$33,871	$24,411

While substantially all of our products are manufactured by third parties, we continue to acquire raw materials for use in production by the third parties. Transfers of these raw materials to each manufacturer are not included in sales. The inventory balances have increased at December 31, 2007 due to inventory purchases for introduction of new products coupled with shipment delays that resulted in inventory utilization patterns different than projected in the private wireless communication and secured wireless communication segments. The increase in the reserve for obsolescence from December 31, 2006 to December 31, 2007 relates primarily due to raw materials coupled with service stock held to provide maintenance to our customer base.

3.    Contracts in Progress:

Costs incurred to date, profits and the related progress billings to date on contracts in progress are as follows as of December 31:

	2007	2006
Costs on uncompleted contracts	$147,348	$111,093
Profits in uncompleted contracts	12,844	13,264

	160,192	124,357
Less progress billings	157,138	120,844

	$3,054	$3,513

The above is included in the consolidated balance sheets as follows:
Cost in excess of billings on uncompleted contracts	3,275	3,940
Billings in excess of cost on uncompleted contracts	(221)	(427)

	$3,054	$3,513

Cost in excess of billings on uncompleted contracts includes direct costs of manufacturing, installation, project management, engineering, and allocable manufacturing overhead costs and accrued profits in excess of amounts billed. Billings in excess of costs on uncompleted contracts include amounts billed and accrued anticipated costs on open contracts in excess of costs and accrued profits.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share and per share date)

4.    Property, Plant and Equipment:

Property, plant and equipment consist of the following at December 31:

	2007	2006
Buildings and improvements	$853	$557
Equipment	15,920	13,377
Furniture and fixtures	1,238	1,202
Software	3,033	2,790
Construction in progress	674	699

	21,718	18,625
Less accumulated depreciation and amortization	14,622	11,881

	$7,096	$6,744

Depreciation expense was $2,827, $2,348, and $1,715 as of December 31, 2007, 2006 and 2005, respectively.

5.    Goodwill and Intangible Assets

Our goodwill and intangible assets are tested for impairment annually as of December 31 of each year unless events or circumstances would require an immediate review. Goodwill and intangible asset amounts are allocated to the reporting units based upon amounts allocated at the time of their respective acquisition. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis. Intangible assets consisting of trademark and trade name and certifications are not subject to amortization.

We performed fair value-based impairment tests at December 31, 2007, 2006 and 2005 related to the EF Johnson reporting unit concluding no impairment of its related goodwill or trade name had occurred as of these dates.

We performed fair value-based impairment tests at December 31, 2007 related to the 3eTI reporting unit in the secured wireless segment. Because of delays in key new business opportunities and near-term growth opportunities considered in our original assessment of 3eTI that did not materialize within the expected timelines, it was necessary to lower cash flow projections for this reporting unit. Specifically, we reduced the revenue and margin projections based on our recent financial performance and future performance expectations of the reporting unit. Upon completion of the impairment test, we concluded that the fair value of this reporting unit was lower than the carrying value of the associated goodwill and its’ trade name. Therefore, we reported an impairment charge of $5.5 million related to goodwill and $0.3 million related to the trade name. In-process research and development acquired in the acquisition of $1.6 million was expensed in 2006.

The change in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 is shown in the following table:

	2007	2006
Balance at beginning of year	$25,513	$5,126
Goodwill acquired	2	20,387
Goodwill impairment	(5,475)	—

Balance at end of year	$20,040	$25,513

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

Goodwill attributable to the private wireless communication segment was $5,126 as of December 31, 2007 and 2006, respectively. Goodwill attributable to the secured communication segment was $14,914 and $20,387, respectively.

Amortization expense, related to intangible assets, was $1,613 and $727 for the years ended December 31, 2007 and 2006, respectively. Amortization expense of intangible assets is anticipated to be approximately $1.5 million, $1.4 million, $1.4 million, $1.3 million and $0.9 million for 2008, 2009, 2010, 2011 and 2012, respectively. Intangible assets consist of the following at December 31:

	December 31, 2007				December 31, 2006
	Gross Amount	Impairment	Accumulated Amortization	Net Amount	Gross Amount	Impairment	Accumulated Amortization	Net Amount
Intangible assets not subject to amortization:
Goodwill	$25,515	$(5,475)	$—	$20,040	$25,513	$—	$—	$25,513
Trademarks	4,664	(300)	—	4,364	4,664	—	—	4,664
Certifications	1,230	—	—	1,230	1,230	—	—	1,230

	31,409	(5,775)	—	25,634	31,407	—	—	31,407
Intangible assets subject to amortization:
Existing technology	6,190	—	(2,116)	4,074	6,190	—	(1,566)	4,624
Customer relationships	4,800	—	(1,103)	3,697	4,800	—	(297)	4,503
Licence	320	—	(95)	225	320	—	(32)	288
Covenant not-to-compete	400	—	(301)	99	400	—	(117)	283
Trademarks/Patents	209	—	(77)	132	113	—	(67)	46

	11,919	—	(3,692)	8,227	11,823	—	(2,079)	9,744

Total	$43,328	$(5,775)	$(3,692)	$33,861	$43,230	$—	$(2,079)	$41,151

6.    Note Payable and Line of Credit

We amended our line of credit agreement with Bank of America in July 2006 to retain our revolving line of credit of up to $15.0 million and include a term loan of $15.0 million (the “Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 175 basis points at December 31, 2007. The interest rate in effect at December 31, 2007 was 6.975 percent. The Loan Agreement expires June 30, 2010.

The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI as described in Note 19 below. At December 31, 2007 and 2006, no borrowings have been made on the revolving line of credit. Letters of credit, under our line of credit were $250 and during 2007 and $272 during 2006. The total available credit under the line of credit was $13,262 and $10,886 as of December 31, 2007 and 2006 respectively.

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

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

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

We were not in compliance with the financial covenants of the Loan Agreement for the quarter ended December 31, 2006. As a result, on March 5, 2007 we executed an Amendment to the Loan Agreement whereby the Bank of America waived such financial covenant defaults on a one time basis and amended the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the amendment.

We were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2007. As a result, on March 10, 2008 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one time basis and amended the Loan Agreement to, among other things, revise such financial covenants, add additional covenants, and to modify the advance and borrowing revisions under the Loan Agreement. In order to maintain compliance with the terms of the Amendment, we are required to maintain a certain level of EBITDA and minimum liquidity each of the 2008 quarterly financial reporting periods.

For the 2009 quarterly financial reporting periods, the covenants revert back to a minimum funded debt to EBITDA ratio and fixed charge coverage ratio. In addition, the interest rate on the revolving note issuable pursuant to the Loan Agreement has been amended to be equal to LIBOR plus 2.00% through March 31, 2009, and thereafter to LIBOR plus a rate between 1.00% and 1.75% depending on our ratio of debt to EBITDA.

Future principal payments of long-term debt as of December 31, 2007 are as follows:

Year Ending December 31
2008	$8
2009	9
2010	15,006
2011	—
2012	—
Thereafter	—

$15,023

7.	Interest Rate Swap Agreement

On July 19, 2006, in connection with the amended loan agreement, we entered into an interest rate swap agreement that effectively converts the variable LIBOR component of the interest rate on the $15.0 million notional amount of the term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, the Company will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The fair value of the interest rate swap is $0.7 million and is included with other long-term liabilities and accumulated other comprehensive loss in the consolidated financial statements at December 31, 2007.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

8.	Leases:

EFJ, Inc. and EF Johnson’s facilities are in Irving, Texas. Under the lease agreement, we exercised an option to purchase this facility for $3.6 million on March 31, 2006 (see Note 21) and simultaneously sold the facility and entered into a ten year lease agreement, expiring March 31, 2016. The annual lease payments are $500 in 2007 reflecting an additional 10,000 square feet expansion in the facility beginning in the first quarter of 2007.

Effective May 1, 2007, 3eTI executed a lease for an administrative facility located in Rockville, Maryland. The lease will expire in May 2012. The annual lease payments are approximately $400 with a three percent increase on each anniversary date. 3eTI’s manufacturing facility is located in Indiana, Pennsylvania. The lease will expire in January 2008 and we will occupy the premises on a month to month basis. The annual lease payments are approximately $124.

3eTI has a Taiwan administrative and manufacturing branch office in Taipei, Taiwan. A portion of the lease will expire in April 2009 and the remaining lease will expire in October 2009. We have made arrangements to terminate these leases in March 2008 (see Note 22). Annual occupancy costs are approximately $48.

Transcrypt’s facility is in Lincoln, Nebraska located in a minor portion of an industrial park and is leased pursuant to a ten-year agreement expiring in June 2014, with an option for Transcrypt to renew for an additional five years. Annual occupancy costs, including common area maintenance charges, are approximately $218.

We also lease additional warehouse facilities in: Irving, Texas; Waseca, Minnesota; Indiana, Pennsylvania; King George, Virginia and Gaithersburg, Maryland.

We also lease various equipment and buildings under operating leases. We anticipate that, in the normal course of business, leases will be renewed or replaced as they expire. Rent expense for all operating leases was $1.6 million, $1.3 million and $0.8 million for the years 2007, 2006 and 2005, respectively. Rent expense is recorded on the straight-line method considering contractual rents due and escalation clauses in the individual contracts.

Future minimum rental payments under non-cancelable operating lease agreements and future minimum capital lease payments as of December 31, 2007 are as follows:

Year Ending December 31,	Operating Lease	Capital Lease
2008	1,294	9
2009	1,262	9
2010	1,196	6
2011	1,069	—
2012	901	—
Thereafter	1,626	—

Total	7,348	24

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

9.	Capitalized Lease Obligations:

In August 2007, we entered into two equipment lease agreements that expire in 2010 having a bargain purchase option that requires the leases to be capitalized. As of December 31, 2007 the gross amount of the equipment and the related accumulated depreciation recorded under debt obligations were as follows:

Capital Leases 2007
Equipment	$25
Accummulated depreciation	(3)

22

The future minimum capital lease payments as of December 31, 2007 are as follows:

Period Ending December 31,	Capital Leases
2008	$9
2009	9
2010	6

24
Less amounts representing Interest	(1)

Total	23

Less current portion of capitalized lease obligation	(8)

Capitalized lease obligation, net of current portion	$15

10.	Income Taxes:

The components of the income tax expense/(benefit) for the years ended December 31, 2007, 2006, 2005 are as follows:

	2007	2006	2005
Current:
Federal	$(48)	$18	$183
State	100	58	—
Deferred:
Federal	19,133	(573)	(9,514)
State	2,285	(248)	(626)

Total	$21,470	$(745)	$(9,957)

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

A reconciliation of our effective tax rate to the U.S. federal statutory rate is as follows:

	2007	Percent	2006	Percent	2005	Percent
U.S. federal tax at statutory tax rate	$(5,502)	34.0%	$(2,559)	34.0%	$4,281	34.0%
Change in valuation allowance	26,491	(163.7)	2,163	(28.7)	(13,405)	(106.5)
NOL's benefiting goodwill and equity	(1,016)	6.3	—	—	—	—
State income taxes, net of federal tax effect	(310)	1.9	(251)	3.3	315	2.5
Extraterritorial income exclusion	—	—	(344)	4.6	(449)	(3.6)
Tax credits	(737)	4.6	(667)	8.9	(819)	(6.5)
Deferred tax asset true-ups	472	(2.9)	466	(6.2)	323	2.6
Goodwill Impairment	1,861	(11.5)	—	—	—	—
In-process R&D	—	—	544	(7.2)	—	—
Other	211	(1.4)	(97)	1.2	(203)	(1.6)

	21,470	(132.7)%	$(745)	9.9%	$(9,957)	(79.1)%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 2007 and 2006 relate to the following:

	2007	2006
Allowance for bad debts and returns	$378	$202
Reserve for inventory obsolescence	1,099	296
NOL carryforwards	24,131	22,007
General business credits	3,478	3,278
Non-cash compensation expense	1,276	700
Deferred gain on sale / leaseback.	290	324
Fair value of interest rate swap	263	123
Difference between tax and book liability accruals and prepaid assets	1,933	990

Gross deferred tax assets	32,848	27,920
Less valuation allowance	30,249	3,758

Deferred tax assets, net of valuation allowance	2,599	24,162
Difference between tax and book depreciation	(315)	(250)
Difference between tax and book amortization	(3,773)	(3,983)

	$(1,489)	$19,929

Taxable net operating loss carryforwards (“NOLs”), totaling approximately $65,258 at December 31, 2007, originated in 1997 through 2007 and expire in 2017 through 2027. The NOL’s at December 31, 2007 include $3,861 expense attributable to income recognized by employees through the exercise of our stock options which would be recognized as an increase to additional paid in capital upon the full utilization of the previously described NOLs and tax credits. We also have $3,478 in general business credits which were earned in 1997 through 2007 and expire in 2011 through 2027.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize fully its deferred tax asset, we will need to generate future taxable income of at least $83.2 million prior to expiration of our NOLs,

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

tax credit carryforwards, and tax benefit described above. Taxable income (loss), before application of NOLs, for the years ended December 31, 2007, 2006 and 2005 was approximately ($3,214), ($5,240) and $5,991, respectively.

In determining recoverability of the future tax benefits associated with its deferred tax asset, we take into account, among other factors, our operating results during 2007, 2006, and 2005, our current and expected customer base, technological and competitive factors impacting our current products, and our estimates of future earnings which are based upon a five-year earnings projection, using information currently available, discounted for risk. Based on these determining factors, we have provided a valuation allowance for all of our deferred tax assets as of December 31, 2007 due to the uncertainty regarding their future realization. Should factors underlying our estimates change, future adjustments to the valuation allowance may be necessary.

We recorded a net deferred tax liability associated with the non amortizing indefinite lived intangibles of $1,489 at December 31, 2007 after the tax effected impairment charge (see Note 5). As a result of the increase in the valuation allowance in 2006, the impact of our acquisition of 3eTI and the fair value adjustment for interest rate swap, our net deferred tax asset recorded on the balance sheet decreased to $19,929 at December 31, 2006.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company has unrecognized tax benefits of approximately $0.5 million that increased $0.1 million during 2007 relating to carry forward of business credits. The adoption of FIN 48 did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not been included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of December 31, 2007, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 1996 to 2002 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

A reconciliation of our unrecognized tax benefits is as follows:

2007
Balance at January 1, 2007	$0.4
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$0.5

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

11.	Accrued Expenses:

Accrued expenses consist of the following at December 31:

	2007	2006
Payroll, commissions, bonuses and employee benefits	$2,944	$2,554
Accrued interest	264	243
Warranty reserve	3,803	1,412
Unamortized gain on sale / leaseback transaction	781	876
Other accrued liabilities	3,440	3,026

	$11,232	$8,111

The following represents a reconciliation of changes in our accrued warranty reserve as of December 31, 2007 and 2006:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2006	2,693	12	1,293	1,412
Year Ended December 31, 2007	1,412	7,434	5,043	3,803

The increase in our accrued warranty reserve as of December 31, 2007 is attributable to increased repair work related to RF Module changes and the increased sales volume in our private wireless communications segment.

12.	Commitments and Contingencies:

On February 5, 2001, ASRC Communication (“ASRC”) filed a complaint in United States District Court for the District of Alaska, against EF Johnson seeking damages against EF Johnson on claims arising out of EF Johnson’s sale of radio products to ASRC. ASRC purchased, and resold to the State of Alaska, approximately $0.5 million of products from EF Johnson since 1999. ASRC’s complaint anticipated that the State of Alaska would prosecute its claims against ASRC under an administrative procedure provided for under the Alaska State Procurement Code for damages associated with alleged malfunctions of EF Johnson radios. Under a May 21, 2003 agreement between ASRC and EF Johnson (the “ASRC Agreement”), EF Johnson agreed to defend ASRC, at EF Johnson’s expense, against any the State of Alaska’s claim alleging non-performance of the EF Johnson radios. In the event the State of Alaska prevailed in its claim, EF Johnson and ASRC agreed to allocate any award in favor of the State of Alaska in accordance with the formula in the ASRC Agreement. In addition, the parties agreed to resolve any issue or dispute remaining between them after the conclusion of the State administrative proceeding through mediation and binding arbitration. Based upon the ASRC Agreement, ASRC and EF Johnson dismissed the claims against each other. On or about April 6, 2004, the State of Alaska’s Department of Administration, Information Technology Group filed an administrative claim under the State Procurement Code against ASRC for damages associated with the EF Johnson radios. On June 30, 2005, the presiding administrative law judge granted the Company’s motion to dismiss, and dismissed the administrative claim without prejudice to renewal of the action if the matter is not resolved on the merits in the superior court. On January 12, 2007, the State of Alaska filed a complaint against ASRC in the Superior Court for the State of Alaska, Case No. 3AN-07-4309Ci claiming damages of at least $0.6 million for breach of contract. Pursuant to the ASRC Agreement, we will defend and indemnify ASRC for any damages they incur.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

This case was settled and paid in June 2007 for $0.2 million with no further exposure associated with this claim.

We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings as of December 31, 2007 and 2006 was $0.2 million and $0.3 million, respectively.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At December 31, 2007 and December 31, 2006 we had open letters of credit totaling $0.3 million. Bonds, which expire on various dates, totaled $0.5 million on December 31, 2007 and December 31, 2006. No bonds had been drawn upon at either date.

13.	Option Plans:

Under our 2005 Omnibus Incentive Compensation Plan (the “2005 Plan”), any employee, including any director, non-employee director or independent contractor, is eligible to be considered for the issuance of shares of common stock or of any other class of security or right which is convertible into common stock. There are approximately 241,310 remaining shares available to be issued under the 2005 Plan as of December 31, 2007. The plan provides that, unless otherwise provided by the plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be seven years from date of grant with vesting of the options at a rate of 25% per year.

In July 2007, the Compensation Committee of the Board of Directors approved the use of and awards of Stock Satisfied Stock Appreciation Rights (“SSAR’s”) as an equity instrument for grants to certain key employees of the Company pursuant to the 2005 Omnibus Incentive Compensation Plan. We made grants of 61,000 SSAR’s to key employees that vest over a four year period and expire in five years. Accordingly, the fair value compensation expense of $0.2 million is being recorded over the four year vesting period. We recognized compensation expense of $0.023 million in the year ended December 31, 2007.

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

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

The status of our stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Options Exercisable
Balance at December 31, 2004	1,398,466	$3.02	496,024
Granted	492,800	8.72
Exercised	(531,809)	0.93
Forfeited	(91,690)	4.78

Balance at December 31, 2005	1,267,767	$5.97	342,474

Granted	390,700	7.51
Exercised	(168,390)	1.45
Forfeited	(198,905)	6.71

Balance at December 31, 2006	1,291,172	$6.91	292,187

Granted	171,000	5.82
Exercised	(26,120)	0.99
Forfeited	(140,830)	6.55

Balance at December 31, 2007	1,295,222	$6.93	525,282

Our outstanding options as of December 31, 2007 are as follows:

Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Exercisable Weighted Price Exercise Average
$0.510 – 0.656	57,842	3.7	$0.566	57,842	$0.566
1.700 – 1.880	90,820	6.1	1.720	64,290	1.722
3.180 – 6.750	320,150	7.0	6.074	78,418	6.340
7.100 – 8.900	474,210	7.5	7.460	219,555	7.386
9.100 – 11.230	352,200	7.9	9.369	105,177	9.341

$0.510 – 11.230	1,295,222	6.3	$6.926	525,282	$6.177

Equity based share awards in-the –money and out-of -the-money as of December 31, 2007 are as follows:

	OPTIONS	SSARS	Total	Percentage
In-the money	148,662	3,000	151,662	12%
Out-of-the money	1,085,560	58,000	1,143,560	88%

Total shares	1,234,222	61,000	1,295,222

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

Equity based awards issued since January 1, 2006 have four year vesting periods and seven year lives. Awards issued prior to November 15, 2005 generally had five year vesting periods and ten year lives. A summary of options activity at December 31, 2007 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,267,767	$5.97	8.2	$7,568
Granted	390,700	7.51		2,935
Exercised	(168,390)	1.18		(198)
Forfeited or expired	(198,905)	6.71		(1,334)

Outstanding at December 31, 2006	1,291,172	$6.91	7.2	$8,925

Exercisable at December 31, 2006	292,187	$5.59	7.0	$1,633

Outstanding at December 31, 2006	1,291,172	$6.91	7.2	$8,925
Granted	171,000	5.82		994
Exercised	(26,120)	0.99		(922)
Forfeited or expired	(140,830)	6.55		(26)

Outstanding at December 31, 2007	1,295,222	$6.93	6.3	$8,971

Exercisable at December 31, 2007	525,282	$6.18	6.0	$3,245

At December 31, 2007 and 2006, there is $3.8 million and $4.3 million of total unrecognized compensation cost related to unvested stock options and SSAR’s remaining to be recognized. Under SFAS 123R, any tax deductions in excess of recognized compensation costs are reported as financing cash flows rather than operating cash flows as was prescribed prior to the adoption of SFAS 123R. Due to our significant net operating loss carryforwards (NOLs), we have not reflected these excess deductions since they have not yet reduced taxes payable.

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

As of December 31, 2007 and 2006, repriced options covering approximately 14,000 shares, in various stages of vesting, were outstanding, none of which related to options issued to our CEO. In the first quarter of

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

2004, the CEO and former CFO adopted pre-arranged stock selling plans, pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, in regards to the repriced option shares held by them. Under the pre-arranged stock selling plans, stock options were exercised contemporaneously with the sales of the resulting shares. The respective selling of the stock commenced in the second quarter of 2004 and was completed in the second quarter of 2005. Any non-cash compensation related to these options are fixed at the time the options are exercised; prior to exercise, the options continued to be subject to variable accounting treatment. The CEO and former CFO, in aggregate, exercised options to purchase approximately 308,000 shares of common stock during both the twelve months ended December 31, 2005 and 2004.

For the years ended December 31, 2007 and 2006, the Company recognized $1.6 million and $1.3 million, respectively, in non-cash stock compensation relating to stock option and SSAR’s grants.

14.	Restricted Stock Plan and Non-Employee Director Stock Purchase Plan

In November 2005, our board of directors granted 170,000 shares of restricted stock, at a fair value of $9.34 per share, to the CEO and members of the board of directors under the 2005 Omnibus Incentive Compensation Plan. The vesting of the restricted stock is determined based on the achievement of at least 80% of a specified revenue target and 80% of a specified EBITDA target. For purposes of vesting, the revenue and EBITDA targets are weighted equally at 50% and the vesting of the restricted stock is based on the prorata achievement of each target above the 80% level. Since the actual number of shares may vary based upon achievement of the revenue and EBITDA targets, we recorded these grants as variable awards with performance arrangements and recognized an increase of $0.14 million in both unearned stock compensation and additional paid in capital due to changes in the market price of our stock through December 31, 2005. For the year ended December 31, 2005, the Company recognized $.03 million of expense associated with restricted stock grants.

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

In the fourth quarter of 2007, management reviewed the probability of meeting the performance based criteria and targets for the 170,000 shares of restricted stock. We concluded that the revenue and EBITDA targets described above are now not likely to be met and discontinued the expense recognition associated with these shares. Furthermore, the cumulative effect of the change in expense recognition should be recognized in the period of change; accordingly, the cumulative expense of $0.66 million was reversed in the fourth quarter of 2007.

In July, 2007 the Compensation Committee of the Board of Directors approved the use of Restricted Stock Units (“RSU’s) the equity instrument for grants to certain key employees of the Company pursuant to the 2005 Omnibus Incentive Compensation Plan. We made grants of 15,500 RSU’s to key employees that vest over a four year period and expire in five years. Accordingly, the fair value compensation expense of $0.08 million is being recorded over the four year vesting period. We recognized compensation expense of $0.008 million in the year ended December 31, 2007.

In March, 2006, an additional restricted stock grant of 62,500 shares was made to the CEO. This restricted stock vests on March 9, 2009 if the CEO is employed by the Company through October 14, 2008. This grant was accounted for under the provisions of SFAS 123R. Accordingly, the full fair value compensation expense of $0.7 million is being recorded over the three year service period.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

For the years ended December 31, 2007 and 2006, the Company recognized $0.03 million and $0.5 million, respectively, in non-cash stock compensation relating to restricted stock options and restricted stock units.

A summary of the status of our non-vested restricted stock grants as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

Nonvested Restricted Stock Grants	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	170,000	$10.77
Granted	62,500	6.15
Vested	—	—
Modified	(20,000)	—

Nonvested at December 31, 2006	212,500	$8.83
Granted	85,000	6.15
Vested	—	—
Modified	—	—

Nonvested at December 31, 2007	297,500	$8.83

A summary of the status of our non-vested restricted stock unit grants as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

Nonvested Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	—	$—
Granted	15,500	5.17
Vested	—	—
Modified	—	—

Nonvested at December 31, 2007	15,500	$5.17

Pursuant to the 1999 Non-Employee Director Stock Purchase Plan (the “1999 Plan”), the non-employee directors of the Company may elect to receive some or all of their compensation for serving on the Board of Directors of the Company in the form of Company common stock. During 2007 and 2006, Veronica Haggart and Thomas Thomsen elected to participate in the 1999 Plan. For the year ended December 31, 2007 and 2006, the Company recognized $0.02 million and $0.03 million in common stock compensation in lieu of director fees, respectively.

15.	Benefit Plans:

We have a profit sharing plan, which covers substantially all employees. Contribution levels are determined annually by the Board of Directors. There were no profit sharing contributions in any of the three years ended December 31, 2007, 2006 and 2005.

We also have a 401(k) plan, which covers substantially all employees of EFJ, E.F. Johnson and Transcrypt. Participants may contribute up to the federal limit of their annual compensation. After one year of employment,

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

we make matching contributions of 50% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Our contributions approximated $312, $268 and $213 for the years ended December 31, 2007, 2006 and 2005, respectively. The contributions made by the Company vest 25% after two years of service, 50% after three years of service, 75% after four years of service and 100% after five years of service.

We also have a 401(k) plan that covers substantially all the employees of 3eTI. Participants may contribute up to the federal limit of their annual compensation. 3eTI makes matching contributions of 50% for the first 5% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Our contributions approximated $122 and $27 for the years ended December 31, 2007 and 2006, respectively. The contributions made by the Company vest 33% after one year of service, 66% after two years of service and 100% after three years of service.

16.	Fair Value of Financial Instruments:

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

17.	Concentrations:

Sales to the U.S. Department of Defense accounted for 62%, 16% and 29% of the all sales in 2007, 2006 and 2005, respectively. Sales to Sprint / Nextel accounted for 3%, 10% of all sales in 2007 and none for preceding year. Sales to Army National Guard accounted for 1%, 13% in 2007 and 2006, respectively and none for preceding year.

18.	Export Sales:

A portion of our sales are made to customers outside of North America. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic areas (based on the destination for such deliveries), were as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Europe	$2,139	$1,898	$231
Middle East and Asia	3,707	13,220	13,442
Central and Latin America	431	1,987	750

	$6,277	$17,105	$14,423

19.	Acquisition of 3eTI

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

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

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

Intangible assets were purchased as part of the acquisition of 3eTI as further discussed in Note 5. Intangible assets consisting of existing technology, customer relationships, license and covenants not-to-compete are amortized over their useful lives on a straight-line basis. Amortization expense on intangible assets was $1.6 million and $0.7 million for the twelve months ended December 31, 2007 and 2006 respectively. Intangible assets consisting of trademark and trade name and certifications are not subject to amortization, but will be reviewed for impairment at least annually. The goodwill arising from the 3eTI acquisition is not deductible for income tax purposes.

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

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

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

The unaudited pro forma adjustments for the twelve months ended December 31, 2006 consist of adding 3eTI’s estimated results of operations for the period. The pro forma financial information for both periods presented reflects the following:

•	Additional amortization expense of approximately $0.4 million per quarter related to the estimated fair value of the identifiable intangible assets from the preliminary purchase price allocation.

•	Additional interest expense of $0.3 million per quarter related to the incremental new bank borrowings to fund part of the 3eTI purchase price

•	Additional retention expense of $0.3 million per quarter related to contractual requirements under the merger agreement.

•	The write-off of the in-process R&D of $1.6 million is excluded from this analysis as this was a one time, non-recurring charge to earnings.

	Twelve months ended December 31, 2006
	As Reported	(unaudited) Pro Forma
Revenue	$96,721	$109,788
Net income (loss)	$(6,781)	$(7,087)

Net income (loss) per share:
Basic	$(0.26)	$(0.27)
Diluted	$(0.26)	$(0.27)

20.	Related Party Transaction:

During the years ended December 31, 2007 and 2006, DRS Technologies, Inc. (“DRS”) and its’ related subsidiaries acquired approximately $0.7 million and $8.1 million, respectively, of products from EFJohnson. Included in our account receivable balances as of December 31, 2007 and 2006 were amounts due from DRS for $0.5 million and $1.6 million, respectively. Since August 1995, Mark Newman has been the Chairman, President and Chief Executive Officer of DRS. Mr. Newman was appointed a director of EFJI in 2005. It is anticipated that the Company may engage in similar business with DRS in the future.

21.	Sale/Leaseback Transaction

On March 31, 2006, EFJohnson exercised an option under an existing lease agreement to purchase the facility at 1440 Corporate Drive in Irving, Texas for $3.6 million. Simultaneously, EFJohnson sold the facility to

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

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

22.	Costs Associated with Exit or Disposal Activities

On November 15, 2007, the Company committed to an organizational plan (the “Plan”) to shift from three divisions to one integrated corporate structure focused on secure wireless communications for government and industrial customers. The Plan is designed to achieve profitability and to support a new technology roadmap driving towards a streamlined and more effective structure. Implementation of the Plan includes senior and middle management changes as well as staff reductions designed to eliminate redundant positions and reflect the Company’s decision to consolidate operations and move production from three locations into a centralized operations and outsourcing program in the Dallas/Fort Worth area.

In connection with the Plan, the Company anticipates incurring approximately $1.1 million in total costs. The Company recorded a liability of $0.6 million as of December 31, 2007 with the remainder expected to be incurred in the first six months of 2008. These costs consist primarily of severance, relocation, and other employee-related costs.

Costs that are directly associated with the Plan are being recorded as “restructuring costs” and are included in General and Administrative expenses. Other costs that do not qualify as restructuring costs are being classified as other operating expenses or costs of goods sold in the Company’s consolidated statements of operations.

The timing of the recognition of costs associated with this move were determined in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and other relevant guidance, that provides that a liability for a cost associated with an exit or disposal activity shall be recognized at its fair value in the period in which the liability is incurred. In particular, employee-related termination costs associated with the relocation are generally recognized ratably over the period that the employees are required to provide services in order to earn the respective termination benefit.

The following table summarizes the estimates and actual exit costs incurred as of December 31, 2007:

	Original amount expected to be incurred	Amount incurred in the year ended December 31, 2007	Remaining amount to be incurred in 2008 (unaudited)
One-time termination benefits	$951	$575	$376
Other cost	139	45	94

Total Costs	$1,090	$620	$470

23.	Segment and Related Information:

We operate in two reporting segments: private wireless communications and secured communications. Our private wireless communications segment is composed of our EFJohnson subsidiary. Effective for the quarter ended September 30, 2006, our secured communications segment is composed of our Transcrypt and 3eTI subsidiaries. Prior to the acquisition of 3eTI, Transcrypt was the only component of the secured communications segment. Each segment is led by a business unit President and we evaluate the results of each segment based on

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

revenues and income from operations. Corporate general and administrative expenses, exclusive of charges or benefits associated with variable accounting for repriced stock options, are allocated to the operating segments based upon certain criteria, including the estimated usage of corporate resources. There are no significant inter-segment sales. The following table is a summary of annual results for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(in thousands)
Revenues:
Private Wireless Communication	$129,497	$65,204	$64,585
Secured Communications	25,113	31,517	30,031

	$154,610	$96,721	$94,616

Gross Profit:
Private Wireless Communication	$32,899	$13,994	$22,536
Secured Communications	11,551	21,436	26,409

	$44,450	$35,430	$48,945

Operating income (loss):
Private Wireless Communication	$(3,820)	$(16,182)	$(7,383)
Secured Communications	(12,328)	7,611	19,023

Income (loss) from operations	(16,148)	(8,571)	11,640

Stock option repricing benefit (expense)	—	—	305
Other income (expense), net	(35)	1,045	647

Income (loss) before taxes	$(16,183)	$(7,526)	$12,592

Depreciation & Amortization:
Private Wireless Communication	$2,285	$1,978	$1,510
Secured Communications	2,155	1,097	210

	$4,440	$3,075	$1,720

Assets:
Private Wireless Communication	$68,190	$62,699	$63,152
Secured Communications	54,324	64,467	40,167
Corporate	975	25,397	30,919

	$123,489	$152,563	$134,238

24.	Unaudited Quarterly Financial Data:

The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2007. This information has been prepared on the same basis as the financial statements appearing elsewhere in this report. Our operating results for any one quarter are not indicative of results for any future period. Earnings per share for each quarter are computed independently of earnings per

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2007
Revenues	$38,948	$57,296	$33,715	$24,651

Income (loss) from operations	(358)	4,029	(3,548)	(16,271)
Interest and other income (expenses), net	(5)	(16)	33	(47)

Income (loss) before income taxes	$(363)	$4,013	$(3,515)	$(16,318)
Income tax benefit (expense)	—	(159)	137	(21,448)

Net income (loss)	$(363)	$3,854	$(3,378)	$(37,766)

Net income (loss) per share—basic	$(0.01)	$0.15	$(0.13)	$(1.45)

Net income (loss) per share—diluted	$(0.01)	$0.15	$(0.13)	$(1.45)

2006
Revenues	$10,563	$28,750	$33,502	$23,906

Income (loss) from operations	(3,529)	3,414	115	(8,571)
Interest and other income (expense), net	428	462	120	35

Income (loss) before income taxes	$(3,101)	$3,876	$235	$(8,536)
Income tax benefit (expense)	—	—	—	745

Net income (loss)	$(3,101)	$3,876	$235	$(7,791)

Net income (loss) per share—basic	$(0.12)	$0.15	$0.01	$(0.30)

Net income (loss) per share—diluted	$(0.12)	$0.15	$0.01	$(0.30)

As explained in Notes 13 and 14, effective January 1, 2006, we adopted the provisions of SFAS 123R, and selected the modified prospective method to report stock-based compensation amounts in the consolidated financial statements amounting to $373, $444, $443 and $507 in the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively and $536, $590, $599 and $(117) in the quarters ended March 31, June 30, September 30 and December 31, 2007, respectively. During the fourth quarter of 2007, we incurred a goodwill impairment loss of $5.5 million associated with the 3eTI reporting unit of secured wireless segment.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Expense (Reversal)	Charged to Other Accounts	Deductions (Write-offs)	Balance at End of Period
Allowance for Doubtful Accounts for the:
Year Ended December 31, 2005	255,978	(42,425)	—	78,431	135,121
Year Ended December 31, 2006	135,121	393,829	—	(18,148)	547,099
Year Ended December 31, 2007	547,099	906,140	—	438,223	1,015,016

Allowance for Sales Returns for the:
Year Ended December 31, 2005	47,000	6,227	—	16,841	36,386
Year Ended December 31, 2006	36,386	215,716	—	10,691	241,411
Year Ended December 31, 2007	241,411	710,103	—	330,286	621,229

Inventory Obsolescence Reserve for the:
Year Ended December 31, 2005	1,950,362	975,464	—	2,533,514	392,312
Year Ended December 31, 2006	392,312	722,630	—	316,146	798,796
Year Ended December 31, 2007	798,796	2,487,194	—	315,180	2,970,810

Valuation Allowance for Deferred Tax Asset for the:
Year Ended December 31, 2005	15,000,000	—	—	13,405,000	1,595,000
Year Ended December 31, 2006	1,595,000	2,162,612	—	—	3,757,612
Year Ended December 31, 2007	3,757,612	26,491,402	—	—	30,249,014

Allowance for Warranty Reserve for the:
Year Ended December 31, 2005	2,184,335	3,132,759	—	2,623,749	2,693,344
Year Ended December 31, 2006	2,693,344	11,584	—	1,292,743	1,412,185
Year Ended December 31, 2007	1,412,185	7,433,638	—	5,043,117	3,802,706

See report of independent registered public accounting firm

S-1