Form 10-Q
period 2008-03-31
EFJ INC
filed 2008-04-30
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 25, 2008, 26,079,342 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

(Unaudited and in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,447	$15,636
Accounts receivable, net of allowance for returns and doubtful accounts of $1,914 and $1,642, respectively	28,461	21,345
Receivables - other	7,163	6,944
Cost in excess of billings on uncompleted contracts	4,762	3,275
Inventories, net	33,918	33,871
Prepaid expenses	1,479	1,109
Total current assets	84,230	82,180
Property, plant and equipment, net	6,795	7,096
Goodwill	20,040	20,040
Other intangible assets, net of accumulated amortization	13,414	13,821
Other assets	430	352
TOTAL ASSETS	$124,909	$123,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$6,500	$—
Current portion of long-term debt obligations	8	8
Accounts payable	10,673	13,411
Accrued expenses	10,321	11,232
Billings in excess of cost on uncompleted contracts	676	221
Deferred revenues	588	1,010
Total current liabilities	28,766	25,882
Long-term debt obligations, net of current portion	15,013	15,015
Deferred income taxes	1,489	1,489
Other liabilities	1,134	737
TOTAL LIABILITIES	46,402	43,123
Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,213,128 and 26,210,232 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively)	262	262
Additional paid-in capital	154,006	153,356
Accumulated other comprehensive loss	(1,107)	(710)
Accumulated deficit	(74,654)	(72,542)

TOTAL STOCKHOLDERS’ EQUITY	78,507	80,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,909	$123,489

See accompanying notes to the condensed consolidated financial statements.

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

	2008	2007
Revenues	$33,899	$38,948
Cost of sales	22,601	26,374
Gross profit	11,298	12,574
Operating expenses:
Research and development	3,255	3,459
Sales and marketing	3,166	3,406
General and administrative	6,401	5,646
Amortization of intangibles	407	421
Total operating expenses	13,229	12,932
Loss from operations	(1,931)	(358)
Interest expense, net	(181)	(5)
Loss before income taxes	(2,112)	(363)
Income tax benefit (expense)	—	—
Net loss	$(2,112)	$(363)
Net loss per share—Basic	$(0.08)	$(0.01)
Weighted average common shares—Basic	26,062,748	26,030,067

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2008 and 2007

(Unaudited and in thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(2,112)	$(363)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for returns and doubtful accounts	272	170
Depreciation and amortization	1,115	1,085
Recognition of deferred gain	(24)	(24)
Stock-based compensation	642	536
Changes in operating assets and liabilities:
Accounts receivable	(7,388)	(4,537)
Receivables - other	(219)	(1,984)
Cost in excess of billings on uncompleted contracts	(1,487)	1,083
Inventories	(47)	(4,101)
Prepaid expenses and other	(370)	(1,804)
Accounts payable	(2,738)	11,233
Accrued and other liabilities	(887)	(1,708)
Billings in excess of cost on uncompleted contracts	455	(421)
Deferred revenues	(422)	(350)
Total adjustments	(11,098)	(822)
Net cash used in operating activities	(13,210)	(1,185)
Cash flows from investing activities:
Purchase of property, plant and equipment	(407)	(729)
Other assets	(78)	(1)
Net cash used in investing activities	(485)	(730)
Cash flows from financing activities:
Proceeds on revolving lines of credits, net	6,500	—
Principal payments on long-term debt	(2)	(2)
Proceeds from issuances of common stock	8	8
Proceeds from exercise of stock options	—	2
Net cash provided by financing activities	6,506	8
Net decrease in cash and cash equivalents	(7,189)	(1,907)
Cash and cash equivalents, beginning of period	15,636	22,885
Cash and cash equivalents, end of period	$8,447	$20,978

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $332 and $255 during the three months ended March 31, 2008 and 2007, respectively.

The Company paid income taxes of $21 and $122 during the three months ended March 31, 2008 and 2007, respectively.

See accompanying notes to the condensed consolidated financial statements

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EFJ, Inc. at December 31, 2007, presented within this Report on Form 10-Q, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2008.

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

2. ORGANIZATION AND CONSOLIDATION

We are a provider of secure wireless solutions which are sold to: (1) domestic and foreign public safety / public service entities, (2) federal, state and local governmental agencies, including the Departments of Homeland Security and Defense, and (3) domestic and foreign commercial customers.  We design, develop, market, and support:

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

The condensed consolidated financial statements include the accounts of EFJ, Inc. and our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation. Certain amounts in 2007 have been reclassified to conform to current year presentation. The reclassifications did not affect net income or stockholders’ equity as previously reported.

Previously the Company was organized, and reported its financial results, as a parent company with two segments, Private Wireless Communications and Secured Communications.  Having recognized that the public safety/public service market is moving towards convergent telecommunications solutions, the continued demand for interoperability and the transition from analog to digital platforms, we reorganized the Company in January 2008 into a single centralized corporate structure in order to be competitive in this market.  We expect the centralized corporate structure to improve efficiencies in our operations and reduce our infrastructure costs. In light of these changes, the Company has reassessed its segment reporting, and beginning with the first quarter of 2008, we are no longer reporting the two segments of Private Wireless Communications and Secured Communications.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

3. NET INCOME PER SHARE

Basic loss per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options, stock satisfied appreciation rights (“SSAR’s”), restricted stock grants and restricted stock units (collectively “Incentive Shares”). For the three months ended March 31, 2008 and 2007, all outstanding incentive shares of 1,643,572 and 1,668,472, respectively, were considered anti-dilutive due to the net loss in each quarter. For the three months ended March 31, 2008 and 2007, outstanding incentive shares of 509,558 and 383,418, respectively, with exercise prices lower than the average market price of the common stock for the respective periods were considered common stock equivalents and were dilutive in the calculation of the diluted weighted average common shares. Outstanding incentive shares that had exercise prices higher than the average market price of the common stock for the periods were considered anti-dilutive and excluded from the calculation of diluted weighted average common shares.

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights (“SSAR’s”) (collectively “Options”). For the three months ended March 31, 2008, we recognized compensation expense of $0.4 million related to options and $0.2 million related to restricted stock grants and restricted stock units.  For the three months ended March 31, 2007, we recognized compensation expense of $0.4 million related to options and $0.1 million related to restricted stock grants.

In July 2007, the Compensation Committee of the Board of Directors of the Company deemed it is in the best interests of the Company to approve the use of Restricted Stock Units (“RSU’s) and Stock Satisfied Appreciation Rights (“SSAR’s”) as the equity instruments for grant to certain key employees of the Company pursuant to the 2005 Omnibus Incentive Compensation Plan. Grants of RSU’s and SSAR’s vest over a four year period and expire in five years.

5. INTEREST RATE SWAP AGREEMENTS AND COMPREHENSIVE LOSS

We report all derivative instruments as hedging activities in the consolidated financial statements at fair value. Changes in the fair value of the derivatives are recorded each period in the Accumulated Comprehensive Loss in the balance sheet as the derivative is designated as effectively hedged at March 31, 2008. We entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates not for speculative or trading purposes.

On July 19, 2006, we entered into an interest rate swap agreement which effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, EFJ will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $1.1 million and is included with other long-term liabilities and accumulated other comprehensive loss in the consolidated balance sheet at March 31, 2008. The following is a summary of the components of comprehensive loss:

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(2,112)	$(363)
Fair value adjustment for interest rate swap	(397)	(45)
Total other comprehensive loss	$(2,509)	$(408)

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

6. INVENTORIES

The following is a summary of inventories:

	March 31, 2008	December 31, 2007
Raw materials and supplies	$16,819	$16,263
Work in progress	1,662	1,334
Finished goods	14,012	15,728
Service inventories	3,743	3,517
	36,236	36,842
Reserve for obsolescence	(2,318)	(2,971)
Total inventories	$33,918	$33,871

7. GOODWILL AND INTANGIBLE ASSETS

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

We performed fair value-based impairment tests at December 31, 2007. Upon completion of the impairment test, we concluded that the fair value was lower than the carrying value of the associated goodwill and trade name.  Therefore, we reported an impairment charge of $5.5 million related to goodwill and $0.3 million related to the trade name in the fourth quarter ended December 31, 2007.

No events occurred during the three months ended March 31, 2008 and 2007, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Amortization expense, related to intangible assets which are subject to amortization, was $0.4 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Intangible assets consist of the following as of the dates indicated:

	March 31, 2008				December 31, 2007
	Gross		Accumulated	Net	Gross		Accumulated	Net
	Amount	Impairment	Amortization	Amount	Amount	Impairment	Amortization	Amount

Intangible assets not subject to amortization:
Goodwill	$20,040	$—	$—	$20,040	$25,515	$(5,475)	$—	$20,040
Trademarks	4,364	—	—	4,364	4,664	(300)	—	4,364
Certifications	1,230	—	—	1,230	1,230	—	—	1,230
	25,634	—	—	25,634	31,409	(5,775)	—	25,634

Intangible assets subject to amortization:
Existing technology	6,190	—	(2,254)	3,936	6,190	—	(2,116)	4,074
Customer relationships	4,800	—	(1,304)	3,496	4,800	—	(1,103)	3,697
Licence	320	—	(111)	209	320	—	(95)	225
Covenant not-to-compete	400	—	(351)	49	400	—	(301)	99
Trademarks/Patents	208	—	(79)	129	209	—	(77)	132
	11,918	—	(4,099)	7,819	11,919	—	(3,692)	8,227

Total	$37,552	$—	$(4,099)	$33,453	$43,328	$(5,775)	$(3,692)	$33,861

8. NOTE PAYABLE AND LINE OF CREDIT

We amended our secured line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million (the “Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Loan Agreement expires June 30, 2010.

The Loan Agreement provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

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

As noted in our Form 10-K for the period ending December 31, 2007, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ended December 31, 2007. As a result, effective March 10, 2008 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the Amendment. The Loan Agreement, as amended, contains a new covenant to maintain a minimum liquidity of $3.0 million in unrestricted cash, unencumbered marketable securities, cash and cash equivalents through March 31, 2009. Pursuant to the Loan Agreement, as further amended, the interest rate is equal to LIBOR plus 2.00% through March 31, 2009, and thereafter to LIBOR plus a rate between 1.00% and 1.75% depending on our ratio of debt to EBITDA.

The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI dated July 10, 2006. At December 31, 2007, no borrowings had been made on the revolving line of credit. At March 31, 2008, $6.5 million of borrowings had been made from the revolving line of credit. Letters of credit, under our line of credit were $1.2 million and $0.3 million as of March 31, 2008 and December 31, 2007, respectively. The total available remaining credit under the line of credit was $7.3 million and $13.3 million as of March 31, 2008 and December 31, 2007, respectfully.

The interest rate in effect at March 31, 2008 was 4.62 percent.

For the quarter ended March 31, 2008 we were in compliance with the financial covenants of the Loan Agreement as amended.

9. INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company has unrecognized tax benefits of approximately $0.5 million that did not change significantly during the three months ended March 31, 2008 relating to carry forward of business credits. The adoption of FIN 48, did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not be included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of March 31, 2008, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

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

Three months ended March 31, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

10. WARRANTY COSTS

We provide a one-to-three year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are both extraordinary and determinable. A reconciliation of changes in our accrued warranty reserve as of March 31, 2008 is as follows:

	Balance at	Charged to	Deduction /	Balance at
	December 31, 2007	Expense	Expenditures	March 31, 2008
Allowance for Warranty Reserve	$3,803	1,264	929	$4,138

11. FAIR VALUE MEASUREMENT

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

Valuation Hierarchy. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swaps - liability	$1,107		$1,107

Valuation Techniques. Interest rate swaps are measured at fair value indirectly through market corroboration, for substantially the full term of the financial instrument within Level 2 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.

EFJ, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.

12. COMMITMENTS AND CONTINGENCIES

We are involved in certain legal proceedings incidental to the normal conduct of our business. At this time, we do not believe that any liabilities relating to such legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings as of March 31, 2008 and December 31, 2007 was $0.2 million.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At March, 31, 2008 and December 31, 2007 we had open letters of credit totaling $1.2 million and $0.3 million, respectively. Bonds, which expire on various dates, totaled $0.5 million on March, 31, 2008 and December 31, 2007, respectively. No bonds had been drawn upon at either date.

13. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On November 15, 2007, the Company committed to an organizational plan (the “Plan”) to shift from three divisions to one integrated corporate structure focused on secure wireless communications for government and industrial customers. The Plan is expected to improve efficiencies in our operations, reduce our infrastructure costs and to support a new technology roadmap driving towards a streamlined and more effective structure. Implementation of the Plan includes senior and middle management changes as well as staff reductions designed to eliminate redundant positions and reflects the Company’s decision to consolidate operations and move production from three locations into a centralized operations and outsourcing program in the Dallas/Fort Worth area.

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

The following table summarizes the estimates and actual exit costs incurred as of March 31, 2008:

	Original amount expected to be incurred	Amount incurred in the three months ended March 31,2008	Amount incurred in the year ended December 31, 2007	Remaining amount to be incurred
One-time termination benefits	$951	$—	$575	$376
Other cost	139	78	45	16
Total Costs	$1,090	$78	$620	$392

14. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008 and 2007, DRS Technologies, Inc. (“DRS”) and its’ related subsidiaries acquired approximately $8.1 million and $0.1 million, respectively, of our products. Included in our account receivable balances as of March 31, 2008 and December 31, 2007 were amounts due from DRS for $8.2 million and $0.7 million, respectively. Since August 1995, Mark Newman has been the Chairman, President and Chief Executive Officer of DRS. Mr. Newman was appointed a director of EFJI in 2005. It is anticipated that the Company may engage in similar business with DRS in the future.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements relate to, among other things, the results of our product development efforts, future sales and expense levels, our future financial condition, liquidity, and business prospects generally, the impact of our relocation of operating facilities, and outsourcing of manufacturing on our operating results, perceived opportunities in the marketplace for our products, and our other business plans for the future.

These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks discussed in the 2007 Annual Report on Form 10-K under Item 1A “Risk Factors” and in Part II of this report on Form 10-Q under Item 1A “Risk Factors.” We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason except as required by law.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to our financial condition and results of operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Overview

Previously the Company was organized, and reported its financial results, as a parent company with two segments, Private Wireless Communications and Secured Communications.  Having recognized that the public safety/public service market is moving towards convergent telecommunications solutions, the continued demand for interoperability and the transition from analog to digital platforms, we reorganized the Company in January 2008 into a single centralized corporate structure that we expect to improve efficiencies in our operations and reduce our infrastructure costs. Our current products, system solutions, and technology allow us to participate and be competitive in this transitioning market and technology trend of convergence.

In light of these changes, the Company has reassessed its segment reporting, and beginning with the first quarter of 2008, we are no longer reporting the two segments of Private Wireless Communications and Secured Communications.  The operating structure of the Company also changed in the first quarter. Under the new structure, all the Company’s operations report up to the chief executive officer and president through the chief operating officer. The chief financial officer, chief operating officer, general counsel, and chief technology officer report to the chief executive officer and president.  Based on the synergies of our products, customers, and organizational structure, the Company now operates in a single segment.

We design, develop, market and support wireless radios and wireless communications infrastructure and systems for digital and analog platforms. In addition, we offer encryption technologies for wireless voice, video and data communications and we also design, develop, market and support secure wireless networking solutions that include Wi-Fi products, mesh networking, access points, and client infrastructure products. The Company’s customers include first responders in public safety and public service, the federal government, and industrial organizations.

Due to the timing of orders and seasonality, our quarterly results fluctuate. We experience seasonality in our results in part due to governmental customer spending patterns that are influenced by government fiscal year-end budgets and appropriations. The unpredictable sales cycle coupled with launching new products and solutions can also cause variations from quarter to quarter.

Our Products and Solutions

Our wireless radio offerings are primarily digital solutions designed to operate in both analog and digital system environments. Our products and systems are based on industry standards designed to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications.

The Land Mobile Radio (“LMR”) industry utilizes two-way wireless communications through wireless networks, which include infrastructure components such as base stations, repeaters, transmitters and receivers, network switches and portable and mobile two-way communication radios. Individual users operate portable hand-held radios and vehicular-mounted radios in their wireless communications system. Utilizing licensed RF spectrum, the customer owns and operates the wireless communication system that is networked by linking together the infrastructure components. We develop customer solutions, which leverage the customer’s wireless system and wireless radios with customer specific or enterprise wide applications.

The majority of revenues are derived from the sale of wireless radio products. Our federal, state and local governmental agency customers are increasingly demanding interoperable, secured communications products and systems. We believe this demand has created opportunities for us as we believe we are positioned to provide these products and systems. As a result, we expect to continue to allocate a majority of our on-going research and development expenditures to wireless radio features and enhancements, infrastructure components and system development efforts.

We provide the domestic and international LMR industry with secure encryption technologies for analog wireless radios. These products are specifically designed to prevent unauthorized access to sensitive voice communications in parts of the world where wireless radio systems remain analog and security needs are high. These products are sold as aftermarket add-on components or embedded components for existing analog radios and systems.

We also design, develop, market and support customized wireless network centric products and systems which include secure Wi-Fi products, including mesh networking, access point, bridge, and client infrastructure products, as well as security software. We provide sensor network solutions, through our InfoMatics® middleware, which enables sensors and databases to communicate data to pertinent personnel for command and control applications in near real-time. These products and solutions utilize FIPS 140-2 validated wireless products, 802.11 wireless networking (WIFI) solutions, mesh networking and conditions based and location based telematics solutions.

Our Sales and Distribution Approach

Our products and systems are sold through multiple channels including a direct sales force, dealers, manufacturing representatives, distributors, and strategic partnering arrangements. We utilize our dealer network to assist in installing, servicing, selling and distributing our products. We also generate revenues through the federal government under government funded research and development Small Business Innovative Research programs (“SBIR”). Additionally, we offer our products to commercial, non-governmental users.

Much of our business is obtained through submission of formal competitive bids. Our governmental customers generally can specify the terms, conditions and form of the contract. Our government business is subject to government funding decisions and contract types can vary widely, including cost plus, fixed-priced, indefinite-delivery/indefinite quantity, (“IDIQ”), and government-wide acquisition contracts with the General Services Administration, (“GSA”), that require pre-qualification of vendors and allows government customers to more easily procure our products and systems. Through the federal government SBIR programs the business is most typically obtained through the submission of formal bids under cost plus or time and material agreements.

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

Cost of Sales. Cost of sales includes costs of components and materials, labor, depreciation and overhead costs associated with the production of our products and services, as well as shipping, royalty, inventory reserves, warranty costs, and incurred cost under sales contracts.

Gross Profit. Gross profit is net revenues less the cost of sales and is affected by a number of factors, including competitive pricing, product mix, business segment mix, and cost of products and services.

Research and Development. Research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. We expense research and development costs as they are incurred. Research and development expenses relating to our government funded research and development services are included as a component of cost of sales.

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

Interest Expense, Net. Interest expense, net consists of interest expense on the term note, revolving line of credit and capital leases net of interest income earned on cash and cash equivalents.

Provision for Income Taxes. Provision (benefit) for income taxes includes the increase or decrease in the valuation reserve that is based upon management’s conclusions regarding, among other considerations, our historical operating results and forecasted future earnings over a five year period, our current and expected customer base projections, and technological and competitive factors impacting our current products. Current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization, which would include our historical accuracy in forecasting future earnings, as well as our history of losses incurred within the past three years. Should factors underlying management’s estimates change, future adjustments, either positive or negative, to our valuation allowance may be necessary.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make judgments, estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. We regularly evaluate the accounting policies and estimates used to prepare our financial statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, application of the percentage of completion accounting for long-term contract revenues, inventory reserves, warranty reserves, valuation allowance for deferred income tax assets, impairment charges and contingencies. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

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

Inventories

Inventories are recorded at the lower of cost or market with cost determined utilizing a standard cost method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products. A significant portion of our inventories is comprised of components and parts on hand to support maintenance of products previously sold. As such, we anticipate utilizing such inventories over extended periods of time. Our obsolescence and lower of cost-or-market accounting policies provide for a periodic adjustment to the carrying value of such inventories. As of March 31, 2008 we had a reserve for obsolescence of $2.3 million.

Goodwill and Other Intangible Assets

At least annually, we assess goodwill and other indefinite lived intangible assets, using fair value-based tests. If the respective carrying amount exceeds the fair value, goodwill or other indefinite lived intangible assets are considered to be impaired. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such reporting unit and present value implied by estimates of future revenues, costs and expenses, other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or other indefinite lived intangible assets may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the goodwill or other intangible assets. For a further discussion of goodwill and other intangible assets, see the discussion under Footnote 7 — Notes to Condensed Consolidated Financial Statement.

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

We adopted FIN 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. Based on the review of the various tax positions we estimated uncertain tax positions in the amount of $0.4 million.  However, these tax benefits have not been included in prior year income tax return filings and are included in our deferred tax asset pools as of January 1, 2007 (FIN 48 adoption date) with a reasonable valuation reserve. Based on activities through December 31, 2007 we increased the estimate for uncertain tax positions to be $0.5 million that are included in our deferred tax pools and fully reserved. Therefore, we have concluded that there is no requirement to book a liability for FIN 48 as discussed in Note 10 to the condensed consolidated financial statements.

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

We continually evaluate whether events and circumstances have occurred which may indicate that the carrying value may not be recoverable. When such events or circumstances exist, the recoverability of the long-lived asset’s carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the long-lived asset. During the fourth quarter ended December 31, 2007, we recorded impairment charges for indefinite lived intangible assets. To the extent such events or circumstances occur in the future that could affect the recoverability of our long-lived assets, we may be required to impair these assets at that time.

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of sales	66.7	67.7

Gross profit	33.3	32.3
Operating expenses:
Research and development	9.6	8.9
Sales and marketing	9.3	8.7
General and administrative	18.9	14.5
Amortization of intangibles	1.2	1.1
Total operating expenses	39.0	33.2
Loss from operations	(5.7)	(0.9)
Interest expense, net	(0.5)	(0.0)
Loss before income taxes	(6.2)	(0.9)
Income tax provision	—	—
Net loss	(6.2)%	(0.9)%

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenues. Our revenues decreased $5.0 million, or 13%, to $33.9 million for the three months ended March 31, 2008 from $38.9 million for the same period in 2007. The decline was attributable to large deliveries against Department of Defense contracts in the first quarter of 2007 not replicated in the first quarter of 2008. Partially offsetting this decline in revenue were increases in revenues associated with the FCC rebanding effort.

Gross Profit. Our gross profit decreased $1.3 million, or 10%, to $11.3 million in the three months ended March 31, 2008 from $12.6 million for the same period in 2007. Gross profit, as a percentage of revenues, or gross margin, was 33% for the three months ended March 31, 2008, as compared to 32% for the same period in 2007.

Research and Development. Research and development expenses decreased $0.2 million, or 6%, to $3.3 million in the three months ended March 31, 2008 from $3.5 million in the same period in 2007. The decrease is mainly attributable to the reduction of contract labor during the first quarter of 2008. Research and development expenses as a percentage of revenues increased to 10% in the first three months of 2008 versus 9% for the same period in 2007.

Sales and Marketing. Sales and marketing expenses decreased $0.2 million, or 7%, to $3.2 million in the three months ended March 31, 2008 from $3.4 million in the same period in 2007. The decrease is mainly attributable to lower marketing expenses associated with reduced labor and trade show expenses. Sales and marketing expenses as a percentage of revenues were 9% in the first three months of 2008 and 2007, respectively.

General and Administrative. General and administrative expenses increased $0.8 million, or 13%, to $6.4 million for the three months ended March 31, 2008 from $5.6 million for the same period in 2007. The increase in expenses is primarily attributable to increased legal fees, stock compensation expense, bank amendment fees, bad debt expense and accrued compensation expense.

Amortization of Intangibles. Amortization of intangibles was $0.4 million for the three months ended March 31, 2008 and 2007, respectively, reflecting amortization of specifically identifiable intangible assets with a definite life.

Interest Expense, net. Interest expense, net increased $0.2 million in expense for the three months ended March 31, 2008 from $0.005  million for the same period in 2007. This is attributable to interest on the term loan and lower interest income earned on cash investments.

Provision for Income Taxes. We did not record a tax benefit or provision for either the three months ended March 31, 2008 or 2007. For the three months ended March 31, 2008, our deferred tax assets were fully reserved requiring no provision for income taxes. For the three months ended March 31, 2007, changes in our deferred tax assets were offset by changes in the valuation allowance resulting in no provision for income taxes. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during each period, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Loss. Net loss was $2.1 million for the three months ended March 31, 2008, reflecting an increase of $1.7 million, as compared to net loss of $0.4 million for the same period in 2007.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents that were $8.4 million and $15.6 million at March 31, 2008 and December 31, 2007.  Effective with the amended Loan Agreement, we designated $3.0 million of our invested cash balances for the minimum liquidity requirements. Due to the net losses in 2007 and 2006, we considered several key factors in assessing the liquidity requirements of the Company for the next twelve months.  Management monitors operational cash flow projections which factor in our backlog of orders, the cost savings of $3 million to $5 million anticipated from the Company’s reorganization, and our historical collection and payment patterns with customers and vendors.  We analyzed these projections against our modified bank covenants for 2008 noting that on a proforma basis the covenants would be met.  We noted that we are current and have made timely interest payments on our term note.  Furthermore, we may utilize our revolving line of credit to borrow supported by the underlying borrowing base of the Company.   Based on this these factors, among others, we believe that our available cash, financing and cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

Net cash from operating activities. Our operating activities used cash of $13.2 million and $1.2 million in the three months ended March 31, 2008 and 2007, respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During the first quarter of 2008, we collected $26.9 million of billed receivables offset by product billings of $34.3 million that effectively decreased cash from operating activities by $7.4 million. Additionally, $3.7 million was used for other operating purchases and expenses. The increase in accounts receivable reflects delays in cash collections from certain customers during the quarter ended March 31, 2008.

During the first quarter of 2007, we collected $34.6 million of billed receivables offset by product billings of $39.0 million that effectively decreased cash from operating activities by $4.4 million. Additionally, $4.1 million was used to purchase inventories and $7.2 million was used for other operating expenses. The increase in accounts receivable reflects the significant increase in revenues during the quarter ended March 31, 2007. The increases in inventories were principally the result of product procurement in the first quarter of 2007 in anticipation of shipments and sales relating to a large Department of Defense order.

Net cash from investing activities. During the three months ended March 31, 2008 and 2007, investing activities used $0.5 million and $0.7 million, respectively, mainly attributable to the purchase of property, plant and equipment.

Net cash from financing activities. During the three months ended March 31, 2008 and 2007, financing activities provided $6.5 million and $0.008 million, respectively. The increase in the first three months of 2008 was attributable to a borrowing from the revolving line of credit to cover short term cash requirements at the beginning of the second quarter due to delays in certain customer collections.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our outstanding letters of credit were $1.2 million and $0.3 million on March 31, 2008 and 2007, respectively. Performance and bid bonds, that expire on various dates, totaled $0.5 million at March 31, 2008. Our current bonding arrangement calls for zero-collateral bonding up to $7.0 million; however, no single bond may exceed $2.0 million.

Secured line of credit. We amended our secured line of credit agreement with Bank of America, (the “Loan Agreement”), in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 175 basis points at December 31, 2007. Following the renegotiation of the Loan Agreement, the $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI. No borrowings were made on the revolving line of credit during 2007. As noted in our Form 10-K for the period ending December, 31, 2007, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2007. As a result, effective March 10, 2008 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the Amendment.

The Loan Agreement, as amended, provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the Loan Agreement, as amended, contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement, as amended, also provides for events of default that would permit the Lender to accelerate the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement, as amended, the Lender has a security interest in substantially all assets of the Borrowers, including accounts receivable, inventory, machinery, equipment, real estate, and general intangibles. Pursuant to the Loan Agreement, as further amended, effective March 10, 2008, the interest rate is equal to LIBOR plus 2.00% through March 31, 2009, and thereafter to LIBOR plus a rate between 1.00% and 1.75% depending on our ratio of debt to EBITDA.

We were in compliance with all financial and negative covenants at March 31, 2008. At March 31, 2008, $6.5 million of borrowings had been made from the revolving line of credit. Letters of credit, under our line of credit were $1.2 million and $0.3 million as of March 31, 2008 and December 31, 2007, respectively. The total available remaining credit under the line of credit was $7.3 million and $13.3 million as of March 31, 2008 and December 31, 2007, respectfully.

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

Backlog. Our backlog of unfilled orders at March 31, 2008 was $74.3 million, compared to a backlog of $95.0 million at December 31, 2007 and $121.1 million at March 31, 2007. Depending on the size and complexity of customer specifications and requirements, the backlog can be converted to revenues in a relatively short period of time (typically 90 days) or with complex integrations and various delivery dates, orders can span multiple years.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE”), that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we are not involved in any VIE transactions.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently not impacted by the adoption of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently not impacted by the adoption of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the EITF issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently not impacted by EITF Issue No. 07-1.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk.

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

During the quarter ended March 31, 2008, we began the process of consolidating our business units into one and integrating the operations and outsourced contract manufacturing at the Company. The internal control structure was held constant during this transition. During the second and third quarters of 2008 we will be evaluating potential changes and modifications resulting from this on going transition.

As part of this integration, we will develop and implement new/modified control procedures associated with inventory costing, purchasing, shipping, and receiving with our outsource manufacturing providers. We will continue to conduct full physical inventory counts periodically during 2008.

There were no other changes in our internal controls over financial reporting during the quarter ending March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In preparation of our financial statements as of and for the period ended March 31, 2008, management believes that our internal controls over these processes are operating and effective.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDING

See Note 12 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1A.       RISK FACTORS

Risk Factors Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Item 1A of our annual report on Form 10-K for fiscal year 2007 includes a detailed discussion of our risk factors.

ITEM 2.          UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A.

ITEM 5.          OTHER INFORMATION

N/A

ITEM 6.          EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1

First Amendment to Term Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc, and Bank of America, N.A., dated as of March 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2008).

10.2

Third Amendment to Revolving Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc, and Bank of America, N.A., dated as of March 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2008).

10.3 +

Employment Agreement between the Company and Elaine Flud Rodriguez dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2008).

11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2008

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2008

32.1	Written certification of Chief Executive Officer, dated April 30, 2008, pursuant to 18 U.S.C. Section 1350.

32.2	Written certification of Chief Financial Officer, dated April 30, 2008, pursuant to 18 U.S.C. Section 1350.

+ Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFJ, INC.

Date: April 30, 2008	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)