Form 10-Q
period 2008-06-30
EF Johnson Technologies, Inc.
filed 2008-07-30
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 0-21681

EF JOHNSON TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-0801192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 CORPORATE DRIVE

IRVING, TEXAS 75038

(972) 819-0700

(Address, including zip code, and telephone number,

including area code, of registrant’s

principal executive office)

EFJ, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 25, 2008, 26,121,791 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(Unaudited and in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,358	$15,636
Accounts receivable, net of allowance for returns and doubtful accounts of $1,829 and $1,642, respectively	29,574	21,345
Receivables - other	7,157	6,944
Cost in excess of billings on uncompleted contracts	3,869	3,275
Inventories, net	31,348	33,871
Prepaid expenses	1,453	1,109
Total current assets	81,759	82,180
Property, plant and equipment, net	6,793	7,096
Goodwill	20,040	20,040
Other intangible assets, net of accumulated amortization	13,008	13,821
Other assets	75	352
TOTAL ASSETS	$121,675	$123,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$8	$8
Accounts payable	11,055	13,411
Accrued expenses	11,292	11,232
Billings in excess of cost on uncompleted contracts	502	221
Deferred revenues	1,096	1,010
Total current liabilities	23,953	25,882
Long-term debt obligations, net of current portion	15,010	15,015
Deferred income taxes	1,489	1,489
Other liabilities	732	737
TOTAL LIABILITIES	41,184	43,123

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,261,064 and 26,210,232 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively)	262	262
Additional paid-in capital	154,577	153,356
Accumulated other comprehensive loss	(705)	(710)
Accumulated deficit	(73,643)	(72,542)
TOTAL STOCKHOLDERS’ EQUITY	80,491	80,366
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,675	$123,489

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$32,570	$57,296	$66,469	$96,244
Cost of sales	21,810	38,866	44,411	65,240
Gross profit	10,760	18,430	22,058	31,004

Operating expenses:
Research and development, net of reimbursements	121	4,115	3,376	7,574
Sales and marketing	3,248	3,720	6,414	7,126
General and administrative	5,706	6,192	12,107	11,838
Amortization of intangibles	406	374	813	795
Total operating expenses	9,481	14,401	22,710	27,333
Income (loss) from operations	1,279	4,029	(652)	3,671

Interest expense, net	(268)	(16)	(449)	(21)
Income (loss) before income taxes	1,011	4,013	(1,101)	3,650

Income tax (expense)	—	(159)	—	(159)
Net income (loss)	$1,011	$3,854	$(1,101)	$3,491

Net income (loss) per share – Basic	$0.04	$0.15	$(0.04)	$0.13
Net income (loss) per share – Diluted	$0.04	$0.15	$(0.04)	$0.13

Weighted average common shares – Basic	26,082,124	26,031,173	26,072,017	26,030,472
Weighted average common shares – Diluted	26,406,890	26,408,999	26,072,017	26,387,795

See accompanying notes to the condensed consolidated financial statements

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2008 and 2007

(Unaudited and in thousands)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,101)	$3,491
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for returns and doubtful accounts	187	129
Depreciation and amortization	2,333	2,178
Recognition of deferred gain	(47)	(47)
Deferred taxes	—	2
Stock-based compensation	1,177	1,126
Changes in operating assets and liabilities:
Accounts receivable	(8,416)	(7,908)
Receivables - other	(213)	(1,600)
Cost in excess of billings on uncompleted contracts	(594)	866
Inventories	2,523	(5,500)
Prepaid expenses and other	(344)	(1,239)
Accounts payable	(2,356)	9,437
Accrued and other liabilities	107	1,068
Billings in excess of cost on uncompleted contracts	281	(419)
Deferred revenues	86	(171)
Total adjustments	(5,276)	(2,078)
Net cash (used in) provided by operating activities	(6,377)	1,413

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,217)	(1,314)
Other assets	277	(2)
Net cash used in investing activities	(940)	(1,316)

Cash flows from financing activities:
Proceeds on revolving lines of credits	6,500	—
Principal payments on revolving lines of credits	(6,500)	—
Principal payments on long-term debt	(5)	(4)
Proceeds from issuances of common stock	27	16
Proceeds from exercise of stock options	17	34
Net cash provided by financing activities	39	46
Net (decrease) increase in cash and cash equivalents	(7,278)	143
Cash and cash equivalents, beginning of period	15,636	22,885
Cash and cash equivalents, end of period	$8,358	$23,028

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $572 and $505 during six months ended June 30, 2008 and 2007, respectively.

The Company paid income taxes of $236 and $174 during six months ended June 30, 2008 and 2007, respectively.

See accompanying notes to the condensed consolidated financial statements

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EF Johnson Technologies, Inc., formerly EFJ, Inc., at December 31, 2007, presented within this Report on Form 10-Q, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of June 30, 2008 and for the three months ended June 30, 2008 and 2007 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations and cash flows for the three and six months ended June 30, 2008 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2008.

At the Company’s May 28, 2008 Annual Meeting of Stockholders, the Stockholders approved an amendment of the Company’s Certificate of Incorporation to change the corporate name from EFJ, Inc. to EF Johnson Technologies, Inc. The Company’s stock is quoted on the NASDAQ Global Market under the symbol “EFJI”, and its ticker symbol did not change.

Unless the context otherwise provides, all references to “the Company”,  “we,” “us,” and “our” include EF Johnson Technologies, Inc., its predecessor entity and its subsidiaries, including E.F. Johnson Company, Transcrypt International, Inc., and 3e Technologies International, Inc. on a consolidated basis. All references to “EF Johnson” refer to E.F. Johnson Company, all references to “Transcrypt” refer to Transcrypt International, Inc., and all references to “3eTI” refer to 3e Technologies International, Inc.

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

The condensed consolidated financial statements include the accounts of EF Johnson Technologies, Inc. and our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation.

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

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

3. NET INCOME PER SHARE

Basic loss per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options, stock satisfied stock appreciation rights (“SSAR’s”), restricted stock grants and restricted stock units (collectively “Incentive Shares”). For the three months ended June 30, 2008 and 2007, outstanding incentive shares with exercise prices lower than the average market price of the common stock for the respective periods were considered common stock equivalents and were dilutive in the calculation of the diluted weighted average common shares. For the six months ended June 30, 2008, all outstanding incentive shares were considered anti-dilutive due to the net loss for the period end. For the six months ended June 30, 2007, outstanding incentive shares with exercise prices lower than the average market price of the common stock for the respective periods were considered common stock equivalents and were dilutive in the calculation of the diluted weighted average common shares. Outstanding incentive shares that had exercise prices higher than the average market price of the common stock for the periods were considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. The outstanding incentive shares that are considered dilutive and anti-dilutive are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Incentive shares with dilutive effect	324,765	377,825	—	357,323
Incentive shares with anti-dilutive effect	985,785	1,278,751	1,256,979	1,277,610
Outstanding incentive shares	1,310,550	1,656,576	1,256,979	1,634,933

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights (“SSAR’s”) (collectively “Options”). For the three and six months ended June 30, 2008, we recognized compensation expense of $0.4 million and $0.8 million, respectively, related to options and $0.1 million and $0.4 million, respectively, related to restricted stock grants and restricted stock units.  For the three and six months ended June 30, 2007, we recognized compensation expense of $0.4 million and $0.8 million, respectively, related to stock options and $0.2 million and $0.3 million, respectively, related to restricted stock grants.

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

At the Company’s May 28, 2008 Annual Meeting of Stockholders, the Stockholders approved an amendment to the EFJ, Inc. 2005 Omnibus Incentive Compensation Plan to increase the number of shares available for issuance pursuant to the plan by 1,500,000 shares.

5. INTEREST RATE SWAP AGREEMENT AND COMPREHENSIVE LOSS

We entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates not for speculative or trading purposes. We report derivative instruments as hedging activities in the consolidated financial statements at fair value. Changes in the fair value of the derivative are recorded each period in the Accumulated Comprehensive Loss in the balance sheet as the derivative is designated as effectively hedged at June 30, 2008.

On July 19, 2006, we entered into an interest rate swap agreement which effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, the Company will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $0.7 million and is included with other long-term liabilities and accumulated other comprehensive loss in the consolidated balance sheet at June 30, 2008. The following is a summary of the components of comprehensive loss:

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income / (loss)	$1,011	$3,854	$(1,101)	$3,491
Fair value adjustment for interest rate swap	402	210	5	165
Total comprehensive income/(loss)	$1,413	$4,064	$(1,096)	$3,656

6. INVENTORIES

The following is a summary of inventories:

	June 30, 2008	December 31, 2007
Raw materials and supplies	$15,576	$16,263
Work in progress	3,363	1,334
Finished goods	11,279	15,728
Service inventories	3,812	3,517
	34,030	36,842
Reserve for obsolescence	(2,682)	(2,971)
Total inventories	$31,348	$33,871

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

No events occurred during the six months ended June 30, 2008 and 2007, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

Amortization expense, related to intangible assets which are subject to amortization, was $0.8 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Intangible assets consist of the following as of the dates indicated:

	June 30, 2008				December 31, 2007
	Gross		Accumulated	Net	Gross		Accumulated	Net
	Amount	Impairment	Amortization	Amount	Amount	Impairment	Amortization	Amount

Intangible assets not subject to amortization:
Goodwill	$20,040	$—	$—	$20,040	$25,515	$(5,475)	$—	$20,040
Trademarks	4,364	—	—	4,364	4,664	(300)	—	4,364
Certifications	1,230	—	—	1,230	1,230	—	—	1,230
	25,634	—	—	25,634	31,409	(5,775)	—	25,634

Intangible assets subject to amortization:
Existing technology	6,190	—	(2,392)	3,798	6,190	—	(2,116)	4,074
Customer relationships	4,800	—	(1,505)	3,295	4,800	—	(1,103)	3,697
Licence	320	—	(127)	193	320	—	(95)	225
Covenant not-to-compete	400	—	(400)	—	400	—	(301)	99
Trademarks/Patents	209	—	(81)	128	209	—	(77)	132
	11,919	—	(4,505)	7,414	11,919	—	(3,692)	8,227

Total	$37,553	$—	$(4,505)	$33,048	$43,328	$(5,775)	$(3,692)	$33,861

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

As noted in our Form 10-K for the period ending December 31, 2007, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ended December 31, 2007. As a result, effective March 10, 2008 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants that effectively eliminated the ratio of funded debt to EBITDA and a fixed charge coverage ratio for 2008, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the Amendment. The Loan Agreement, as amended, contains a new covenant to maintain a minimum liquidity of $3.0 million in unrestricted cash, unencumbered marketable securities, cash and cash equivalents through March 31, 2009. Additionally, a covenant for a minimum EBITDA was established for (i) breakeven for the fiscal quarter ending June 30, 2008, (ii) $1.0 million for the fiscal quarter ending September 30, 2008 and $3.0 million for the fiscal quarter ending December 31, 2008. Pursuant to the Loan Agreement, as further amended, the interest rate is equal to LIBOR plus 2.00% through March 31, 2009, and thereafter to LIBOR plus a rate between 1.00% and 1.75% depending on our ratio of debt to EBITDA.

At June 30, 2008 and December 31, 2007, no borrowings had been made on the revolving line of credit. There were no letters of credit, under our line of credit as of June 30, 2008 and there were $0.3 million as of December 31, 2007. The total

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

available remaining credit under the line of credit was $7.7 million and $13.3 million as of June 30, 2008 and December 31, 2007, respectfully.

The interest rate in effect at June 30, 2008 was 4.4 percent.

For the quarter ended June 30, 2008 we were in compliance with the financial covenants of the Loan Agreement as amended.

9. INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company has unrecognized tax benefits of approximately $0.5 million that did not change significantly during the six months ended June 30, 2008 relating to carry forward of business credits. The adoption of FIN 48 did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not be included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of June 30, 2008, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 1996 to 2002 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

10. WARRANTY COSTS

We provide a one-to-three year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimated future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable. A reconciliation of changes in our accrued warranty reserve as of June 30, 2008 is as follows:

	Balance at	Charged to	Deduction /	Balance at
	December 31, 2007	Expense	Expenditures	June 30, 2008
Allowance for Warranty Reserve	$3,803	2,517	2,138	$4,182

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

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2008 and 2007

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using:
	Total Carrying Value at June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swaps - liability	$705	$—	$705	$—

Valuation Techniques. Interest rate swaps are measured at fair value indirectly through market corroboration, for substantially the full term of the financial instrument within Level 2 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.

12. COMMITMENTS AND CONTINGENCIES

We are involved in certain legal proceedings incidental to the normal conduct of our business. At this time, we do not believe that any liabilities relating to such legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings was $0.1 million and $0.2 million as of June 30, 2008 and December 31, 2007, respectively.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. At June 30, 2008 we had no open letters of credit and as of December 31, 2007 we had open letters of credit totaling $0.3 million.  Bonds, which expire on various dates, totaled $0.5 million on June 30, 2008 and December 31, 2007, respectively. No bonds had been drawn upon at either date.

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

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2008 and 2007

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

The following table summarizes the estimates and actual exit costs incurred as of June 30, 2008:

	Original amount expected to be incurred	Additional Costs incurred	Total amount expected to be incurred	Amount incurred as of December 31, 2007	Amount incurred as of June 30, 2008	Remaining amount to be incurred
One-time termination benefits	$951	$—	$951	$575	$212	$164
Other cost	139	54	193	45	148	—
Total Costs	$1,090	$54	$1,144	$620	$360	$164

The following table summarizes the beginning and ending liability reserve for exit costs as of June 30, 2008:

	Balance at December 31, 2007	Cash Payments	Balance at June 30, 2008
One-time termination benefits	$575	$428	$147
Other cost	3	3	—
Total Costs	$578	$431	$147

14. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2008 DRS Technologies, Inc. (“DRS”) and its related subsidiaries acquired approximately $5.5 million of our products. During the six months ended June 30, 2008 and 2007, DRS and its related subsidiaries acquired approximately $13.6 million and $0.1 million, respectively, of our products. Included in our account receivable balances as of June 30, 2008 and December 31, 2007 were amounts due from DRS for $1.4 million and $0.5 million, respectively. Since August 1995, Mark Newman has been the Chairman, President and Chief Executive Officer of DRS. Mr. Newman was appointed a director of the Company in 2005. It is anticipated that the Company may engage in similar business with DRS in the future.

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

Research and Development. Research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. We expense research and development costs as they are incurred, net of any applicable cost reimbursements. Research and development expenses relating to our government funded research and development services are included as a component of cost of sales.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make judgments, estimates and assumptions in certain circumstances that affect the amounts reported in the consolidated financial statements and related footnotes. We regularly evaluate the accounting policies and estimates used to prepare our financial statements. Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts and sales returns, application of percentage of completion accounting for long-term contract revenues, inventory reserves, warranty reserves, valuation allowance for deferred income tax assets, impairment charges and contingencies. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results could differ from those estimates.

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

Inventories

Inventories are recorded at the lower of cost or market with cost determined utilizing a standard cost method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products. A significant portion of our inventories is comprised of components and parts on hand to support maintenance of products previously sold. As such, we anticipate utilizing such inventories over extended periods of time. Our obsolescence and lower- of - cost-or-market accounting policies provide for a periodic adjustment to the carrying value of such inventories. As of June 30, 2008 we had a reserve for obsolescence of $2.7 million.

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

We adopted FIN 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. Based on the review of the various tax positions we estimated uncertain tax positions in the amount of $0.4 million.  However, these tax benefits have not been included in prior year income tax return filings and are included in our deferred tax asset pools as of January 1, 2007 (FIN 48 adoption date) with a reasonable valuation reserve. Based on activities through December 31, 2007 we increased the estimate for uncertain tax positions to $0.5 million that are included in our deferred tax pools and fully reserved. Therefore, we have concluded that there is no requirement to book a liability for FIN 48 as discussed in Note 9 to the condensed consolidated financial statements.

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

Stock-based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. To the extent our estimates used in calculating fair value is adjusted, the amount of compensation costs we would be required to record could change.

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100.00%	100.00%	100.00%	100.00%
Cost of sales	66.96	67.83	66.81	67.79
Gross profit	33.04	32.17	33.19	32.21

Operating expenses:
Research and development	0.37	7.18	5.08	7.87
Sales and marketing	9.97	6.49	9.65	7.40
General and administrative	17.52	10.81	18.21	12.30
Amortization of intangibles	1.25	0.65	1.22	0.83
Total operating expenses	29.11	25.13	34.17	28.40
Income (loss) from operations	3.93	7.03	(0.98)	3.81
Interest expense, net	(0.82)	(0.03)	(0.68)	(0.02)
Income before income taxes	3.10	7.00	(1.66)	3.79
Income tax (expense)	—	(0.28)	—	(0.17)
Net income (loss)	3.10	6.73	(1.66)	3.63

Comparison of the Three Months and Six Months Ended June 30, 2008 and 2007

Revenues. Our revenues decreased $24.7 million, or 43%, to $32.6 million for the three months ended June 30, 2008 from $57.3 million for the same period in 2007. The decline was attributable to large deliveries against Department of Defense contracts in the second quarter of 2007 not replicated in the second quarter of 2008. Partially offsetting this decline in revenue were increases in revenues associated with the FCC rebanding effort. Our revenues decreased $29.8 million, or 31%, to $66.5 million for the six months ended June 30, 2008 from $96.2 million for the same period in 2007. The decline was attributable to large deliveries against Department of Defense contracts in the first half of 2007 not replicated in the first half of 2008. Partially offsetting this decline in revenue were increases in revenues associated with the FCC rebanding effort.

Gross Profit. Our gross profit decreased $7.7 million, or 42%, to $10.8 million in the three months ended June 30, 2008 from $18.4 million for the same period in 2007. Gross profit, as a percentage of revenues, or gross margin, was 33% for the three months ended June 30, 2008, as compared to 32% for the same period in 2007. Our gross profit decreased $8.9 million, or 29%, to $22.1 million in the six months ended June 30, 2008 from $31.0 million for the same period in 2007. Gross profit, as a percentage of revenues, or gross margin, was 33% for the six months ended June 30, 2008, as compared to 32% for the same period in 2007. As a result of our cost reduction efforts, we anticipate the gross margin percentage to improve slightly in the second half of 2008.

Research and Development. Research and development expenses decreased $4.0 million, or 97%, to $0.1 million in the three months ended June 30, 2008 from $4.1 million in the same period in 2007. Research and development expenses as a percentage of revenues decreased to zero percent in the second quarter of 2008 versus 7% for the same period in 2007. Research and development expenses decreased $4.2 million, or 55%, to $3.4 million in the six months ended June 30, 2008 from $7.6 million in the same period in 2007. Research and development expenses as a percentage of revenues decreased to 5% in the first six months of 2008 versus 8% for the same period in 2007.

The decrease in research and development expenses is attributable to a non-recurring engineering cost reimbursement of $4.0 million received in the second quarter of 2008 from a customer for research and development expenses relating to the development and re-engineering of our Multinet radio product line associated with the FCC re-banding effort.  The development of our Multinet radio has been completed and no further non-recurring engineering cost reimbursement will be received. Excluding this cost reimbursement, we anticipate research and development expenses for the third and fourth quarters of 2008 to be similar to the second quarter of 2008.

Sales and Marketing. Sales and marketing expenses decreased $0.5 million, or 13%, to $3.2 million in the three months ended June 30, 2008 from $3.7 million in the same period in 2007. The decrease is mainly attributable to lower sales incentives resulting from the decline in revenue noted above. Sales and marketing expenses as a percentage of revenues was 10% in the second quarter of 2008 versus 6% in the second quarter of 2007. Sales and marketing expenses decreased $0.7 million, or 10%, to $6.4 million in the six months ended June 30, 2008 from $7.1 million in the same period in 2007. The decrease is mainly attributable to lower sales incentives resulting from the decline in revenue noted above. Sales and marketing expenses as a percentage of revenues was 10% for the first half of 2008 versus 7% in the first half of 2007. We expect the trend in sales and marketing expenses to continue for the remainder of 2008.

General and Administrative. General and administrative expenses decreased $0.5 million, or 8%, to $5.7 million for the three months ended June 30, 2008 from $6.2 million for the same period in 2007. The decrease in expenses is primarily attributable to reduced expenses resulting from the reorganization and improved overhead rate allocations from general and administrative expense pools. General and administrative expenses increased $0.3 million, or 2%, to $12.1 million for the six months ended June 30, 2008 from $11.8 million for the same period in 2007. The increase in expenses is primarily attributable to increased bank amendment fees, bad debt expense and accrued compensation expense.

Amortization of Intangibles. Amortization of intangibles was $0.4 million for the three months ended June 30, 2008 and 2007, respectively, reflecting amortization of specifically identifiable intangible assets with a definite life. Amortization of intangibles was $0.8 million for the six months ended June 30, 2008 and 2007, respectively, reflecting amortization of specifically identifiable intangible assets with a definite life.

Interest Expense, net. Interest expense, net increased $0.3 million to $0.3 million in expense for the three months ended June 30, 2008 from the same period in 2007. This is attributable to interest on the term loan, short term borrowings and lower interest income earned on cash investments. Interest expense, net increased $0.4 million to $0.4 million in expense for the six months ended June 30, 2008 from the same period in 2007. This is attributable to interest on the term loan and lower interest income earned on cash investments.

Provision for Income Taxes. We did not record a tax benefit or provision for the three and six months ended June 30, 2008. For the three months and six months ended June 30, 2008, our deferred tax assets were fully reserved requiring no provision for income taxes. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during each period, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available. For the three months and six months ended June 30, 2007, we recorded a tax expense of $0.2 million. The difference between our effective tax rates and the 34% federal statutory rate resulted primarily from utilization of net operating loss carryforwards and changes in the valuation during 2007.

Net Income / (Loss). Net income was $1.0 million for the three months ended June 30, 2008, reflecting a decrease of $2.9 million, as compared to net income of $3.9 million for the same period in 2007. Net loss was $1.1 million for the six months ended June 30, 2008, reflecting a decrease of $4.6 million, as compared to net income of $3.5 million for the same period in 2007.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents that were $8.4 million and $15.6 million at June 30, 2008 and December 31, 2007, respectively.  Effective with the amended Loan Agreement, we designated $3.0 million of our invested cash balances for the minimum liquidity requirements. Due to the net losses in 2007 and 2006, we considered several key factors in assessing the liquidity requirements of the Company for the next twelve months.  Management monitors operational cash flow projections which factor in our backlog of orders, the cost savings of $3 million to $5 million anticipated from the Company’s reorganization, and our historical collection and payment patterns with customers and vendors.  We analyzed these projections against our modified bank covenants for 2008 noting that on a proforma basis the covenants would be met.  We noted that we are current and have made timely interest payments on our term note.  Furthermore, we may utilize our revolving line of credit to borrow supported by the underlying borrowing base of the Company.   Based on this these factors, among others, we believe that our available cash, financing and cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

Net cash from operating activities. Our operating activities used cash of $6.4 million and provided cash of $1.4 million in the six months ended June 30, 2008 and 2007, respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During the six months ended 2008, operating activities used $6.4 million in cash flow primarily due to collections of billed receivables of $58.3 million offset by product billings of $66.7 million that effectively decreased cash from operating activities by $8.4 million. Additionally, the net loss of $1.1 million, and other operating activities of $2.9 million used cash. Cash was provided from improved inventory turnover that decreased inventory by $2.5 million together with non-cash items relating to depreciation and amortization of $2.3 million and stock-based compensation expense of $1.2 million. The increase in accounts receivable reflects delays in cash collections from certain customers during the quarter ended June 30, 2008.

During the six months ended 2007, operating activities provided $1.4 million in cash flow primarily due to net income of $3.5 million and $8.0 million from other operating activities together with non cash items relating to depreciation and amortization of $2.2 million and stock-based compensation expense of $1.1 million. Uses of cash resulted from collections of billed receivables of $88.5 million offset by product billings of $96.4 million that effectively decreased cash from operating activities by $7.9 million. Additionally, we used $5.5 million to purchase inventories. The increase in accounts receivable reflects the significant increase in revenues continuing in the quarter ended June 30, 2007. The increases in inventories were principally the result of continued product procurement in the second quarter of 2007 in anticipation of satisfaction of shipments and sales relating to a large Department of Defense order.

Net cash from investing activities. During the six months ended June 30, 2008 and 2007, investing activities used $0.9 million and $1.3 million, respectively, primarily attributable to the purchases of property, plant and equipment.

Net cash from financing activities. During the six months ended June 30, 2008 and 2007, virtually no cash was provided from financing activities.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. No letters of credit were outstanding as of June 30, 2008. Our letters of credit outstanding as of December 31, 2007 were $0.3 million. Performance and bid bonds that expire on various dates, totaled $0.5 million at June 30, 2008. Our current bonding arrangement calls for zero-collateral bonding. In the second quarter of 2008, we entered into a government contract requiring a $2.0 million performance bond, which bond was obtained by the Company on July 2, 2008.  The Company was required to post cash collateral in order to obtain that bond.

Secured line of credit. We amended our secured line of credit agreement with Bank of America, (the “Loan Agreement”), in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Following the renegotiation of the Loan Agreement, the $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI. The LIBOR Margin was 175 basis points at December 31, 2007. No borrowings were made on the revolving line of credit during 2007.

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

The Loan Agreement, as amended, provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the Loan Agreement, as amended, contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement, as amended, also provides for events of default that would permit the Lender to accelerate the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement, as amended, the Lender has a security interest in substantially all assets of the Borrowers, including accounts receivable, inventory, machinery, equipment, real estate, and general intangibles. Pursuant to the Loan Agreement, as further amended, effective March 10, 2008, the amended Loan Agreement effectively eliminated the ratio of funded debt to EBITDA and a fixed charge coverage ratio for 2008 and contains a new covenant to maintain a minimum liquidity of $3.0 million in unrestricted cash, unencumbered marketable securities, cash and cash equivalents through March 31, 2009. Additionally, a covenant for a minimum EBITDA was established for (i) breakeven for the fiscal quarter ending June 30, 2008, (ii) $1.0 million for the fiscal quarter ending September 30, 2008 and $3.0 million for the fiscal quarter ending December 31, 2008. Furthermore, effective March 10, 2008, the interest rate is equal to LIBOR plus 2.00% through March 31, 2009, and thereafter to LIBOR plus a rate between 1.00% and 1.75% depending on our ratio of debt to EBITDA.

We were in compliance with all financial and negative covenants at June 30, 2008. At June 30, 2008, no borrowings had been made from the revolving line of credit. The total available remaining credit under the line of credit was $7.7 million and $13.3 million as of June 30, 2008 and December 31, 2007, respectfully.

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

Backlog. Our backlog of unfilled orders at June 30, 2008 was $64.9 million, compared to a backlog of $95.0 million at December 31, 2007 and $83.1 million at June 30, 2007. Depending on the size and complexity of customer specifications and requirements, the backlog can be converted to revenues in a relatively short period of time (typically 90 days) or with complex integrations and various delivery dates, orders can span multiple years.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE”), that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we are not involved in any VIE transactions.

Recently Issued Accounting Standards

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently not impacted by the adoption of SFAS 160 on our Consolidated Financial Statements.

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

Export of our products is subject to the U.S. Export Administration regulations and some of our secured communications products require a license or a license exception in order to ship internationally. We cannot assure that such approvals will be available to us or our products in the future in a timely manner or at all or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. Our inability to obtain required export approvals would adversely affect our international sales, which may have a material adverse effect on us. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international secured communications market. We cannot predict the impact of these factors on the international market for our products.

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

During the first quarter of 2008, we began the process of consolidating our business units into one and integrating the operations and outsourced contract manufacturing at the Company. This integration continued during the second quarter. During the second quarter of 2008 we began the evaluation of potential changes and modifications to the Company’s internal control structure resulting from this on going transition. Additionally, as part of this integration, we continue to update control procedures associated with inventory costing, purchasing, shipping, and receiving with our outsource manufacturing providers. We will continue to conduct full physical inventory counts periodically during 2008.

There were no other changes in our internal controls over financial reporting during the quarter ending June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In preparation of our financial statements as of and for the period ended June 30, 2008, management believes that our internal controls over these processes are operating and effective.

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

ITEM 2.                               UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on May 28, 2008.

At the meeting, stockholders elected the three directors listed below to serve until the annual stockholders’ meeting in 2011, or until their respective successors are elected and qualified.  Out of the 26,074,410 eligible votes, 22,627,824 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. In the case of directors, abstentions are treated as votes withheld and are included in the table.

Name of Director	Votes For	Votes Withheld

Mark S. Newman	21,423,708	1,204,116
Robert L. Barnett	21,500,050	1,127,774
Michael E. Jalbert	21,551,439	1,076,385

The other directors whose terms of office continued after the meeting were Edward H. Bersoff, Winston J. Wade, Veronica A. Haggart and Thomas R. Thomsen.

The stockholders also voted on two additional items at the meeting.  The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Votes Abstaining	Broker Non- Votes
Approval of an amendment to the Company’s Certificate of Incorporation to change the Company’s name to “EF Johnson Technologies, Inc.”	21,734,608	690,907	202,309	—

Approval of an amendment to the EFJ, Inc. 2005 Omnibus Incentive Compensation Plan to increase the number of shares available for issuance pursuant to the plan.	9,894,068	3,288,192	101,740	9,343,824

ITEM 5.                               OTHER INFORMATION

N/A

ITEM 6.                               EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1*	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of EFJ, Inc. dated May 28, 2008.

4.1*	Specimen Common Stock Certificate of EF Johnson Technologies, Inc. (reflecting change of Company name).

10.1 +

Amendment to the EFJ, Inc. 2005 Omnibus Incentive Compensation Plan (filed as Exhibit 99.1 to EF Johnson Technologies, Inc.’s Registration Statement on Form S-8 filed with the SEC on June 27, 2008, and incorporated herein by reference.

11.1*	Computation of income per share

31.1*	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2008

31.2*	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2008

32.1*	Written certification of Chief Executive Officer, dated July 30, 2008, pursuant to 18 U.S.C. Section 1350.

32.2*	Written certification of Chief Financial Officer, dated July 30, 2008, pursuant to 18 U.S.C. Section 1350.

* Filed with this report.

+ Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EF JOHNSON TECHNOLOGIES, INC.

Date: July 30, 2008	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)