Form 10-Q
period 2008-09-30
EF Johnson Technologies, Inc.
filed 2008-10-29
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒               Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 27, 2008, 26,186,735 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

(Unaudited and in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,241	$15,636
Accounts receivable, net of allowance for returns and doubtful accounts of $1,890 and $1,642, respectively	32,097	21,345
Receivables - other	5,218	6,944
Cost in excess of billings on uncompleted contracts	3,241	3,275
Inventories	33,663	33,871
Prepaid expenses	1,171	1,109
Total current assets	81,631	82,180
Property, plant and equipment, net	6,397	7,096
Restricted cash	2,012	—
Goodwill	20,040	20,040
Other intangible assets, net of accumulated amortization	12,651	13,821
Other assets	215	352
TOTAL ASSETS	$122,946	$123,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$2,000	$—
Current portion of long-term debt obligations	9	8
Accounts payable	11,476	13,411
Accrued expenses	9,636	11,232
Billings in excess of cost on uncompleted contracts	289	221
Deferred revenues	817	1,010
Total current liabilities	24,227	25,882
Long-term debt obligations, net of current portion	15,008	15,015
Deferred income taxes	1,489	1,489
Other liabilities	675	737
TOTAL LIABILITIES	41,399	43,123

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,273,240 and 26,210,232 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively)	262	262
Additional paid-in capital	155,162	153,356
Accumulated other comprehensive loss	(657)	(710)
Accumulated deficit	(73,220)	(72,542)
TOTAL STOCKHOLDERS’ EQUITY	81,547	80,366
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,946	$123,489

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$34,500	$33,715	$100,969	$129,959
Cost of sales	21,872	24,065	66,284	89,305
Gross profit	12,628	9,650	34,685	40,654

Operating expenses:
Research and development, net of reimbursements	3,559	3,929	6,935	11,504
Sales and marketing	3,275	3,163	9,689	10,288
General and administrative	4,756	5,699	16,862	17,537
Amortization of intangibles	357	407	1,170	1,202
Total operating expenses	11,947	13,198	34,656	40,531
Income (loss) from operations	681	(3,548)	29	123

Interest income (expense), net	(259)	33	(707)	12
Income (loss) before income taxes	422	(3,515)	(678)	135

Income tax benefit (expense)	—	137	—	(22)
Net income (loss)	$422	$(3,378)	$(678)	$113

Net income (loss) per share — Basic	$0.02	$(0.13)	$(0.03)	$—
Net income (loss) per share — Diluted	$0.02	$(0.13)	$(0.03)	$—

Weighted average common shares — Basic	26,121,544	26,035,933	26,088,648	26,032,312
Weighted average common shares — Diluted	26,687,013	26,035,933	26,088,648	26,397,343

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2008 and 2007

(Unaudited and in thousands)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(678)	$113
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for returns and doubtful accounts	248	214
Depreciation and amortization	3,433	3,320
Recognition of deferred gain	(71)	(71)
Deferred taxes	—	3
Stock-based compensation	1,742	1,726
Changes in operating assets and liabilities:
Accounts receivable	(11,000)	(2,029)
Receivables - other	1,726	2,228
Cost in excess of billings on uncompleted contracts	34	566
Inventories	208	(8,295)
Prepaid expenses	(62)	(107)
Accounts payable	(1,935)	2,469
Accrued and other liabilities	(1,525)	968
Billings in excess of cost on uncompleted contracts	68	(191)
Deferred revenues	(202)	(356)
Total adjustments	(7,336)	445
Net cash (used in) provided by operating activities	(8,014)	558

Cash flows from investing activities:
Increase in restricted cash	(2,012)	—
Purchase of property, plant and equipment	(1,564)	(2,112)
Purchase of intangibles	—	(2)
Other assets	137	(54)
Net cash used in investing activities	(3,439)	(2,168)

Cash flows from financing activities:
Proceeds on revolving lines of credits	11,600	—
Principal payments on revolving lines of credits	(9,600)	—
Proceeds from capitalized lease	—	25
Principal payments on long-term debt	(6)	(5)
Proceeds from issuances of common stock	18	16
Proceeds from exercise of stock options	46	58
Net cash provided by financing activities	2,058	94
Net decrease in cash and cash equivalents	(9,395)	(1,516)
Cash and cash equivalents, beginning of period	15,636	22,885
Cash and cash equivalents, end of period	$6,241	$21,369

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $920 and $794 during nine months ended September 30, 2008 and 2007, respectively.

The Company paid income taxes of $235 and $184 during nine months ended September 30, 2008 and 2007, respectively.

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EF Johnson Technologies, Inc., formerly EFJ, Inc., at December 31, 2007, presented within this Report on Form 10-Q, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations and cash flows for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for any other period or the entire fiscal year ended December 31, 2008.

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

Three and nine months ended September 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

3. NET INCOME PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options, stock satisfied stock appreciation rights (“SSAR’s”), restricted stock grants and restricted stock units (collectively “Incentive Shares”). For the three months ended September 30, 2008, outstanding incentive shares with exercise prices lower than the average market price of the common stock for the respective periods were considered common stock equivalents and were dilutive in the calculation of the diluted weighted average common shares. For the nine months ended September 30, 2008, all outstanding incentive shares were considered anti-dilutive due to the net loss for the period end.

For the three months ended September 30, 2007, all outstanding incentive shares were considered anti-dilutive due to the net loss for the period end. For the nine months ended September 30, 2007, outstanding incentive shares with exercise prices lower than the average market price of the common stock for the respective periods were considered common stock equivalents and were dilutive in the calculation of the diluted weighted average common shares.

Outstanding incentive shares that had exercise prices higher than the average market price of the common stock for the periods were considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. The outstanding incentive shares that are considered dilutive and anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Incentive shares with dilutive effect	565,469	—	—	518,782
Incentive shares with anti-dilutive effect	1,088,810	1,629,422	1,457,856	1,110,640
Outstanding incentive shares	1,654,279	1,629,422	1,457,856	1,629,422

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights (“SSAR’s”) (collectively “Options”). For the three and nine months ended September 30, 2008, we recognized compensation expense of $0.4 million and $1.2 million, respectively, related to options and $0.2 million and $0.6 million, respectively, related to restricted stock grants and restricted stock units. For the three and nine months ended September 30, 2007, we recognized compensation expense of $0.4 million and $1.2 million, respectively, related to options and $0.2 million and $0.5 million, respectively, related to restricted stock grants and restricted stock units.

In July 2007, the Compensation Committee of the Board of Directors of the Company deemed it is in the best interest of the Company to approve the use of Restricted Stock Units (“RSU’s) and Stock Satisfied Stock Appreciation Rights (“SSAR’s”) as the equity instruments for grants to certain key employees of the Company pursuant to the 2005 Omnibus Incentive Compensation Plan. Grants of RSU’s and SSAR’s vest over a four year period and expire in five years.

At the Company’s May 28, 2008 Annual Meeting of Stockholders, the Stockholders approved an amendment to the EFJ, Inc. 2005 Omnibus Incentive Compensation Plan to increase the number of shares available for issuance pursuant to the plan by 1,500,000 shares.

5. INTEREST RATE SWAP AGREEMENT AND COMPREHENSIVE LOSS

On July 19, 2006, we entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates, not for speculative or trading purposes. The interest rate swap has been designated as a cash flow hedge and is recorded in the consolidated financial statements at fair value. Changes in the fair value of the swap have been recorded in Accumulated Comprehensive Loss in the balance sheet as the derivative is assessed as effectively hedged at September 30, 2008.

The interest rate swap agreement effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, the Company will pay 5.64%

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $0.7 million and is included with other long-term liabilities and accumulated other comprehensive loss in the consolidated balance sheet at September 30, 2008. The following is a summary of the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income / (loss)	$422	$(3,378)	$(678)	$113
Fair value adjustment for interest rate swap	48	(264)	53	(99)
Total comprehensive income/(loss)	$470	$(3,642)	$(625)	$14

6. INVENTORIES

The following is a summary of inventories:

	September 30, 2008	December 31, 2007
Raw materials and supplies	$11,178	$16,263
Work in progress	1,131	1,334
Finished goods	21,266	15,728
Service inventories	3,769	3,517
	37,344	36,842
Reserve for obsolescence	(3,681)	(2,971)
Total inventories	$33,663	$33,871

7. GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible assets are tested for impairment annually as of December 31 of each year unless events or circumstances would require an immediate review. Goodwill and intangible asset amounts are allocated to the reporting units based upon amounts allocated at the time of their respective acquisition. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete are amortized over their useful life on a straight-line basis. Intangible assets consisting of trademark, trade name and certifications are not subject to amortization.

We performed fair value-based impairment tests at December 31, 2007. Upon completion of the impairment test, we concluded that the fair value was lower than the carrying value of the associated goodwill and trade name. Therefore, we reported an impairment charge of $5.5 million related to goodwill and $0.3 million related to the trade name in the fourth quarter ended December 31, 2007.

No events occurred during the nine months ended September 30, 2008 and 2007, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

Amortization expense, related to intangible assets which are subject to amortization, was $1.2 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. Intangible assets consist of the following as of the dates indicated:

	September 30, 2008				December 31, 2007
	Gross		Accumulated	Net	Gross		Accumulated	Net
	Amount	Impairment	Amortization	Amount	Amount	Impairment	Amortization	Amount

Intangible assets not subject to amortization:
Goodwill	$20,040	$—	$—	$20,040	$25,515	$(5,475)	$—	$20,040
Trademarks	4,364	—	—	4,364	4,664	(300)	—	4,364
Certifications	1,230	—	—	1,230	1,230	—	—	1,230
	25,634	—	—	25,634	31,409	(5,775)	—	25,634

Intangible assets subject to amortization:
Existing technology	6,190	—	(2,529)	3,661	6,190	—	(2,116)	4,074
Customer relationships	4,800	—	(1,707)	3,093	4,800	—	(1,103)	3,697
License	320	—	(143)	177	320	—	(95)	225
Covenant not-to-compete	400	—	(400)	—	400	—	(301)	99
Trademarks/Patents	209	—	(83)	126	209	—	(77)	132
	11,919	—	(4,862)	7,057	11,919	—	(3,692)	8,227

Total	$37,553	$—	$(4,862)	$32,691	$43,328	$(5,775)	$(3,692)	$33,861

8. NOTE PAYABLE AND LINE OF CREDIT

We amended our secured line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million (the “Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Loan Agreement expires June 30, 2010. The $15.0 million term loan was fully funded and used to finance the July 10, 2006 acquisition of 3eTI.

The Loan Agreement provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the Loan Agreement contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement also provides for events of default that would permit the lender to accelerate repayment of the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement, the Lender has a security interest in substantially all assets of the borrowers, including accounts receivable, inventories, machinery, equipment, real estate, and general intangibles.

As noted in our Form 10-K for the period ended December 31, 2007, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ended December 31, 2007. As a result, effective March 10, 2008 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants that effectively eliminated the ratio of funded debt to EBITDA and a fixed charge coverage ratio for 2008, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the Amendment. The Loan Agreement, as amended, contains a new covenant to maintain a minimum liquidity of $3.0 million in unrestricted cash, unencumbered marketable securities, cash and cash equivalents through March 31, 2009. Additionally, a covenant for a minimum EBITDA was established for (i) breakeven for the fiscal quarter ended June 30, 2008, (ii) $1.0 million for the fiscal quarter ended September 30, 2008 and $3.0 million for the fiscal quarter ended December 31, 2008. Pursuant to the Loan Agreement, as further amended, the interest rate is equal to LIBOR plus 2.00% through March 31, 2009, and thereafter to LIBOR plus a rate between 1.00% and 1.75% depending on our ratio of debt to EBITDA.

At September 30, 2008, $2.0 million of borrowings were outstanding on the revolving line of credit. At December 31, 2007, no borrowings had been made on the revolving line of credit. There were $0.8 million of letters of credit outstanding,

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

under our line of credit as of September 30, 2008, and there were $0.3 million outstanding as of December 31, 2007. The total available remaining credit under the line of credit was $12.2 million and $13.3 million as of September 30, 2008 and December 31, 2007, respectively.

The interest rate in effect at September 30, 2008 was 4.5 percent.

For the quarter ended September 30, 2008, we were in compliance with the financial covenants of the Loan Agreement as amended.

9. INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company has unrecognized tax benefits of approximately $0.5 million that did not change significantly during the nine months ended September 30, 2008 relating to carry forward of business credits. The adoption of FIN 48 did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not been included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of September 30, 2008, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 1996 to 2002 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

10. WARRANTY COSTS

We provide a one-to-three year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale. We estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable. A reconciliation of changes in our accrued warranty reserve as of September 30, 2008 is as follows:

	Balance at	Charged to	Deduction /	Balance at
	December 31, 2007	Expense	Expenditures	September 30, 2008
Allowance for Warranty Reserve	$3,803	2,902	3,543	$3,162

11. FAIR VALUE MEASUREMENT

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. While this statement does not require any new fair value measurement, it applies to other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP 157-3 amends SFAS 157 to provide guidance regarding the manner in which SFAS No. 157 should be applied in determining fair value of a financial asset when there is no active market for such asset at the measurement date.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing.

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using:
	Total Carrying Value at September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs(Level 3)
Interest rate swap - liability	$657	$—	$657	$—

Interest rate swaps are measured at fair value indirectly through market corroboration, for substantially the full term of the financial instrument within Level 2 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.

12. COMMITMENTS AND CONTINGENCIES

We are involved in certain legal proceedings incidental to the normal conduct of our business. At this time, we do not believe that any liabilities relating to such legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

During the nine months ended September 30, 2008, we settled two minor legal claims for $0.2 million. The total we have accrued in regards to all legal proceedings was negligible as of September 30, 2008 and was $0.2 million as of December 31, 2007.

In the normal course of our business activities, we are required under contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these contracts. We had open letters of credit totaling $0.8 million and $0.3 million as of September 30, 2008 and December 31, 2007, respectively. Bonds, which expire on various dates, totaled $2.4 million and $0.5 million as of September 30, 2008 and December 31, 2007, respectively. No bonds had been drawn upon at either date. The increase in bonds relate to the contract awarded in May 2008 by the Government of Yukon, Canada.

13. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On November 15, 2007, the Company committed to an organizational plan (the “Plan”) to shift from three divisions to one integrated corporate structure focused on secure wireless communications for government and industrial customers. The

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2008 and 2007

(Unaudited and in thousands, except share and per share data)

Plan is expected to improve efficiencies in our operations, reduce our infrastructure costs and to support a new technology roadmap driving toward a streamlined and more effective structure. Implementation of the Plan includes senior and middle management changes as well as staff reductions designed to eliminate redundant positions and reflects the Company’s decision to consolidate operations and move production from three locations into a centralized operations and outsourcing program in the Dallas/Fort Worth area.

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

The following table summarizes the estimates and actual exit costs incurred as of September 30, 2008:

	Original amount expected to be incurred	Additional Costs incurred	Total amount expected to be incurred	Amount incurred as of December 31, 2007	Amount incurred as of September 30, 2008	Remaining amount to be incurred
One-time termination benefits	$951	$—	$951	$575	$300	$76
Other costs	139	57	196	45	151	—
Total costs	$1,090	$57	$1,147	$620	$451	$76

The following table summarizes the beginning and ending liability reserve for exit costs as of September 30, 2008:

	Balance at December 31, 2007	Cash Payments	Balance at September 30, 2008
One-time termination benefits	$575	$516	$59
Other costs	3	3	—
Total costs	$578	$519	$59

14. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2008, DRS Technologies, Inc. (“DRS”) and its related subsidiaries purchased approximately $1.7 million of our products. During the nine months ended September 30, 2008 and 2007, DRS and its related subsidiaries purchased approximately $15.9 million and $0.1 million, respectively, of our products. Included in our account receivable balances as of September 30, 2008 and December 31, 2007 were amounts due from DRS for $0.1 million and $0.5 million, respectively. Since August 1995, Mark Newman has been the Chairman, President and Chief Executive Officer of DRS. Mr. Newman was appointed a director of the Company in 2005. It is anticipated that the Company may engage in similar business with DRS in the future.

ITEM 2.                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements relate to, among other things, the results of our product development efforts, future sales and expense levels, our future financial condition, liquidity, and business prospects generally, the impact of our relocation of operating facilities and outsourcing of manufacturing on our operating results, perceived opportunities in the marketplace for our products, and our other business plans for the future.

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

In light of these changes, the Company has reassessed its segment reporting, and beginning with the first quarter of 2008, we are no longer reporting the two segments of Private Wireless Communications and Secured Communications. The operating structure of the Company also changed in the first quarter. Under the new structure, all the Company’s operations report up to the chief executive officer and president through the chief operating officer. The chief financial officer, chief operating officer and general counsel report to the chief executive officer and president. Based on the synergies of our products, customers, and organizational structure, the Company now operates in a single segment.

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

Our Sales and Distribution Approach

Our products and systems are sold through multiple channels including a direct sales force, dealers, manufacturing representatives, distributors, and strategic partnering arrangements. We utilize our dealer network to assist in installing, servicing, selling and distributing our products. We also generate revenues through the federal government under government funded research and development Small Business Innovative Research (“SBIR”) programs. Additionally, we offer our products to commercial, non-governmental users.

Much of our business is obtained through submission of formal competitive bids. Our government customers generally can specify the terms, conditions and form of the contract. Our government business is subject to government funding decisions and contract types can vary widely, including cost plus, fixed-priced, indefinite-delivery/indefinite quantity (“IDIQ”), and government-wide acquisition contracts with the General Services Administration (“GSA”), that require pre-qualification of vendors and allows government customers to more easily procure our products and systems. Through federal government SBIR programs, business is most typically obtained through the submission of formal bids under cost plus or time and material agreements.

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

Revenues

Product revenues are recognized when the earnings process is complete, less an estimate for an allowance for returns, if applicable, and collection is reasonably assured. The earnings process is generally complete when the product is shipped or received by the customer, depending upon whether the title to the goods, as well as the risks and benefits of ownership, are transferred to the customer at point of shipment or point of delivery, as typically we have no further obligations with respect to the sale which impact the functionality of the product. For sales where collection is not reasonably assured, we recognize revenues as cash is received. If collection is contingent on a future event, we recognize revenues when the contingency lapses, generally upon cash collection.

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

We periodically review our revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletins 101 and 104, Statement of Position 81-1 and other interpretations, as applicable. In addition, while most of our current products contain software, we believe the software is incidental in the overall context of our products’ features and functionality. Customers can upgrade their infrastructure and systems software via a secure download and we follow the guidance of SOP 97-2 as amended by SOP 98-9 for software revenue recognition.

Inventories

Inventories are recorded at the lower of cost or market with cost determined utilizing a standard cost method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, based on, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products. A significant portion of our inventories is comprised of components and parts on hand to support maintenance of products previously sold. As such, we anticipate utilizing such inventories over extended periods of time. Our obsolescence and lower- of - cost-or-market accounting policies provide for a periodic adjustment to the carrying value of such inventories. As of September 30, 2008 we had a reserve for obsolescence of $3.7 million.

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

We adopted FIN 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 Accounting for Income Taxes. Based on the review of the various tax positions we estimated uncertain tax positions in the amount of $0.4 million. However, these tax benefits have not been included in prior year income tax return filings and are included in our deferred tax asset pools as of January 1, 2007 (FIN 48 adoption date) with a reasonable valuation reserve. Based on activities through December 31, 2007 we increased the estimate for uncertain tax positions to $0.5 million that are included in our deferred tax pools and fully reserved. Therefore, we have concluded that there is no requirement to book a liability for FIN 48 as discussed in Note 9 to the condensed consolidated financial statements.

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.4	71.3	65.6	68.7
Gross profit	36.6	28.7	34.4	31.3

Operating expenses:
Research and development	10.3	11.7	6.9	8.9
Sales and marketing	9.5	9.4	9.6	7.9
General and administrative	13.8	16.9	16.7	13.5
Amortization of intangibles	1.0	1.2	1.2	0.9
Total operating expenses	34.6	39.2	34.4	31.2
Income (loss) from operations	2.0	(10.5)	0.0	0.1

Interest income (expense), net	(0.8)	0.1	(0.7)	—
Income (loss) before income taxes	1.2	(10.4)	(0.7)	0.1

Income tax benefit	—	0.4	—	—
Net income (loss)	1.2%	(10.0)%	(0.7)%	0.1%

Comparison of the Three Months and Nine Months Ended September 30, 2008 and 2007

Revenues. Our revenues increased $0.8 million, or 2.3%, to $34.5 million for the three months ended September 30, 2008 from $33.7 million for the same period in 2007. The increase was attributable to large deliveries against state and local orders. Our revenues decreased $29.0 million, or 22.3%, to $101.0 million for the nine months ended September 30, 2008 from $130.0 million for the same period in 2007. The decline was attributable to large deliveries against Department of Defense contracts in 2007 not replicated in 2008. Partially offsetting this decline in revenue were increases in revenues associated with the FCC rebanding effort and large deliveries against state and local orders.

Gross Profit. Our gross profit increased $3.0 million, or 30.9%, to $12.6 million in the three months ended September 30, 2008 from $9.6 million for the same period in 2007. Gross profit, as a percentage of revenues, or gross margin, was 36.6% for the three months ended September 30, 2008, as compared to 28.7% for the same period in 2007. The improved gross margin in the three months ended September 30, 2008 was primarily attributable to favorable margins associated with revenues from products delivered in the third quarter of 2008 and cost reduction programs as compared to the margins achieved from the large deliveries against Department of Defense contracts in 2007 not replicated in 2008. Our gross profit decreased $6.0 million, or 14.7%, to $34.7 million in the nine months ended September 30, 2008 from $40.7 million for the same period in 2007. The decline in gross profit was primarily attributable to the above noted volume variance in revenue. Gross profit, as a percentage of revenues, or gross margin, was 34.4% for the nine months ended September 30, 2008, as compared to 31.3% for the same period in 2007. We anticipate changes in the revenue mix could impact the gross margin percentage in the fourth quarter of 2008.

Research and Development. Research and development expenses decreased $0.3 million, or 9.4%, to $3.6 million in the three months ended September 30, 2008 from $3.9 million in the same period in 2007. Research and development expenses as a percentage of revenues decreased to 10.3% in the third quarter of 2008 versus 11.7% for the same period in

2007. Research and development expenses decreased $4.6 million, or 39.7%, to $6.9 million in the nine months ended September 30, 2008 from $11.5 million in the same period in 2007. Research and development expenses as a percentage of revenues decreased to 6.9% in the first nine months of 2008 versus 8.9% for the same period in 2007.

The decrease in research and development expenses is attributable to a non-recurring engineering cost reimbursement of $4.0 million received in the second quarter of 2008 from a customer for research and development expenses relating to the development and re-engineering of our Multinet radio product line associated with the FCC re-banding effort. The development of our Multinet radio has been completed and no further non-recurring engineering cost reimbursement will be received. We anticipate research and development expenses for the fourth quarter of 2008 to be similar to the third quarter of 2008.

Sales and Marketing. Sales and marketing expenses increased $0.1 million, or 3.5%, to $3.3 million in the three months ended September 30, 2008 from $3.2 million in the same period in 2007. Sales and marketing expenses as a percentage of revenues were 9.5% in the third quarter of 2008 versus 9.4% in the third quarter of 2007. Sales and marketing expenses decreased $0.6 million, or 5.8%, to $9.7 million in the nine months ended September 30, 2008 from $10.3 million in the same period in 2007. The decrease is mainly attributable to lower sales incentives resulting from the decline in revenue noted above. Sales and marketing expenses as a percentage of revenues was 9.6% for 2008 versus 7.9% in 2007.

General and Administrative. General and administrative expenses decreased $0.9 million, or 16.5%, to $4.8 million for the three months ended September 30, 2008 from $5.7 million for the same period in 2007. General and administrative expenses decreased $0.7 million, or 3.8%, to $16.9 million for the nine months ended September 30, 2008 from $17.5 million for the same period in 2007. The decrease in expenses is primarily attributable to reduced expenses resulting from the reorganization.

Amortization of Intangibles. Amortization of intangibles was $0. 4 million for the three months ended September 30, 2008 and 2007, respectively. Amortization of intangibles was $1.2 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization of intangibles relates to specifically identifiable intangible assets with a definite life.

Interest Expense, net. Interest expense, net increased $0.3 million to $0.3 million in expense for the three months ended September 30, 2008 from the same period in 2007. Interest expense, net increased $0.7 million to $0.7 million in expense for the nine months ended September 30, 2008 from the same period in 2007. The increases are attributable to interest on the term loan, short term borrowings and lower interest income earned on cash investments.

Provision for Income Taxes. We did not record a tax benefit or provision for the three and nine months ended September 30, 2008. For the three months and nine months ended September 30, 2008, our deferred tax assets were fully reserved requiring no provision for income taxes. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our operating results during each period, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available. For the three months ended September 30, 2007, we recorded a tax benefit of $0.1 million. The difference between our effective tax rates and the 34% federal statutory rate resulted primarily from utilization of net operating loss carryforwards and changes in the valuation reserve during 2007.

Net Income / (Loss). Net income (loss) was $0.4 million for the three months ended September 30, 2008, reflecting an increase of $3.8 million, as compared to a net loss of ($3.4) million for the same period in 2007. Net loss was ($0.7) million for the nine months ended September 30, 2008, reflecting a decrease of $0.8 million, as compared to net income of $0.1 million for the same period in 2007.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents that were $6.2 million and $15.6 million at September 30, 2008 and December 31, 2007, respectively. Effective with the amended Loan Agreement, we designated $3.0 million of our invested cash balances for the minimum liquidity requirements. Due to the net losses in 2007 and 2006, we considered several key factors in assessing the liquidity requirements of the Company for the next twelve months. Management monitors operational cash flow projections which factor in our backlog of orders and our historical collection and payment patterns with customers and vendors. We continue to review and identify potential additional cost savings measures that the Company’s may implement. We analyzed these projections against our modified bank covenants for 2008 noting that on a proforma basis the covenants would be met. We noted that we are current and have made timely interest payments on our term note. Furthermore, we may utilize our revolving line of credit to borrow supported by the underlying borrowing base of the Company. During the third quarter of 2008, significant changes in the financial markets have occurred. We have reviewed the credit ratings and stability of our bank noting a stable outlook and credit rating. Based on these factors, among others, we believe that our available cash, financing and cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

Net cash from operating activities. Our operating activities used cash of $8.0 million and provided cash of $0.6 million in the nine months ended September 30, 2008 and 2007, respectively. Cash used in or provided by operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

During the nine months ended 2008, operating activities used $8.0 million in cash flow primarily due to an increase in billed receivables of $11.0 million and other operating activities of $2.4 million partially offset by non-cash items of $5.4 million. Non-cash items primarily relate to depreciation, amortization and stock-based compensation expense. The increase in accounts receivable reflects delays in cash collections from certain customers during the quarter ended September 30, 2008.

During the nine months ended 2007, operating activities provided $0.5 million in cash flow primarily due to non cash items of $5.2 million and other operating activities of $3.6 million partially offset by purchases of inventory. Non-cash items primarily relate to depreciation, amortization and stock-based compensation expense. The increases in inventories were principally the result of continued product procurement in the third quarter of 2007 in anticipation of satisfaction of shipments and sales relating to the fourth quarter.

Net cash from investing activities. During the nine months ended September 30, 2008 investing activities used $3.4 million primarily attributable to establishing $2.0 million of restricted cash as collateral for the Government of Yukon, Canada bond and purchases of property plant and equipment of $1.6 million. During the nine months ended September 30, 2007 investing activities used $2.2 million primarily attributable to purchases of property plant and equipment of $2.1 million.

Net cash from financing activities. During the nine months ended September 30, 2008 financing activities provided $2.0 million primarily attributable to borrowings from the revolving credit line.  During the nine months ended September 30, 2007, virtually no cash was provided from financing activities.

Letters of credits and bonds. In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. Our open letters of credit of $0.8 million and $0.3 million were outstanding as of September 30, 2008 and December 31, 2007, respectively. Performance and other surety bonds that expire on various dates, totaled $2.4 million and $0.5 million as of  September 30, 2008 and December 31, 2007, respectively. In the second quarter of 2008, we entered into a government contract requiring a $2.0 million performance bond, which bond was obtained by the Company in July 2008.  The Company was required to post cash collateral in order to obtain that bond.

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

As noted in our Form 10-K for the period ended December, 31, 2007, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ended December 31, 2007. As a result, effective March 10, 2008 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one time basis, subject to further modification of the Loan Agreement to revise such financial covenants, to modify the advance and borrowing revisions under the Loan Agreement and for certain other purposes more fully set out in the Amendment.

The Loan Agreement, as amended, provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the Loan Agreement, as amended, contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement, as amended, also provides for events of default that would permit the Lender to accelerate repayment of the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement, as amended, the Lender has a security interest in substantially all assets of the Borrowers, including accounts receivable, inventory, machinery, equipment, real estate, and general intangibles. Pursuant to the Loan Agreement, as further amended, effective March 10, 2008, the amended Loan Agreement effectively eliminated the ratio of funded debt to EBITDA and a fixed charge coverage ratio for 2008 and contains a new covenant to maintain a minimum liquidity of $3.0 million in unrestricted cash, unencumbered marketable securities, cash and cash equivalents through March 31, 2009. Additionally, a covenant for a minimum EBITDA was established for (i) breakeven for the fiscal quarter ended June 30, 2008, (ii) $1.0 million for the fiscal quarter ended September 30, 2008 and $3.0 million for the fiscal quarter ended December 31, 2008. Furthermore, effective March 10, 2008, the interest rate is equal to LIBOR plus 2.00% through March 31, 2009, and thereafter to LIBOR plus a rate between 1.00% and 1.75% depending on our ratio of debt to EBITDA.

We were in compliance with all financial, affirmative and negative covenants at September 30, 2008. At September 30, 2008, $2.0 million had been borrowed against the revolving line of credit. The total available remaining credit under the line of credit was $12.2 million and $13.3 million as of September 30, 2008 and December 31, 2007, respectively.

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

Backlog. Our backlog as of September 30, 2008 was $70.5 million, compared to a backlog of $95.0 million at December 31, 2007 and $98.1 million at September 30, 2007. Depending on the size and complexity of customer specifications and requirements, the backlog can be converted to revenues in a relatively short period of time (typically 90 days) or with complex integrations and various delivery dates, orders can span multiple years.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE”), that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we are not involved in any VIE transactions.

Recently Issued Accounting Standards

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP157-3”).  FSP 157-3 amends SFAS 157 to provide guidance regarding the manner in which SFAS No. 157 should be applied in determining fair value of a financial asset when there is no active market for such asset at the measurement date.

In April 2008, the FASB issued Staff Position No. 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquirer and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The adoption of SFAS 160 currently has no impact on our Consolidated Financial Statements.

In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently not impacted by EITF Issue No. 07-1.

ITEM 3.                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk.

As discussed in Note 5 to the unaudited condensed consolidated financial statements, the Company utilizes an interest rate swap arrangement to manage interest costs and risks associated with changing interest rates. This derivative instrument can expose the Company to credit loss in the event of nonperformance by the counterparty to the agreement.  To manage credit risk, the company periodically reviews the credit rating and stability of the counterparty. The Company does not expect the counterparty to fail to meet its obligations.

The uncertainty of financial markets and monetary exchange values has caused, and may in the future cause, some customers to delay new orders or delay payment for existing orders. The purchase of our products by customers presents increased risks, which include:

•                  unexpected changes in regulatory requirements;

•                  tariffs and other trade barriers;

•                  political and economic instability;

•                  financial market downturns and fluctuations;

•                  longer payment cycles or uncertainty in the collection of accounts receivable;

•                  increased costs associated with maintaining international marketing efforts;

•                  natural disasters or acts of terrorism;

•                  difficulties in protecting intellectual property; and

•                  susceptibility to orders being cancelled as a result of economic fluctuations since all our quotations and invoices are denominated in U.S. dollars.

Although most of our sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders.

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

During the first quarter of 2008, we began the process of consolidating our business units into one and integrating the operations and outsourced contract manufacturing at the Company. This integration continued during the third quarter. During the second quarter of 2008 we began the evaluation of potential changes and modifications to the Company’s internal control structure resulting from this ongoing transition. No significant changes in our internal controls were made during the third quarter 2008. Additionally, as part of this integration, we continue to update control procedures associated with inventory costing, purchasing, shipping, and receiving with our outsource manufacturing providers. We will continue to conduct full physical inventory counts periodically during 2008.

There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In preparation of our financial statements as of and for the period ended September 30, 2008, management believes that our internal controls over these processes are operating and effective.

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

Current credit and financial market conditions could delay, or prevent our customers from obtaining funds, grants, financing or expected tax base revenues, which would adversely affect their cash flows. Due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, our customers may be delayed in obtaining, or may not be able to obtain, necessary cash flows for their purchases. Additionally, our suppliers of component parts and finished goods could be negatively impacted by the current credit and financial market conditions causing delays in product deliveries.  The delays described above could adversely affect our product sales and revenues, and therefore harm our business, financial condition and results of operations.

We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or other indefinite lived intangible assets may not be recoverable. To the extent prolonged credit risks adversely affect our market capitalization or determination of an “exit price” for our reporting units as required by FAS 157 (see Note 11 to the unaudited condensed consolidated financial statements), our assumptions could change and we may be required to adjust the carrying value of the goodwill or other intangible assets.

ITEM 2.                               UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

N/A.

ITEM 5.                               OTHER INFORMATION

N/A

ITEM 6.                               EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1* +	Letter agreement dated October 14, 2008, by and among the Company and Michael E. Jalbert.

11.1*	Computation of income per share

31.1*	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ended September 30, 2008

31.2*	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ended September 30, 2008

32.1*	Written certification of Chief Executive Officer, dated October 29, 2008, pursuant to 18 U.S.C. Section 1350.

32.2*	Written certification of Chief Financial Officer, dated October 29, 2008, pursuant to 18 U.S.C. Section 1350.

* Filed with this report.

+ Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EF JOHNSON TECHNOLOGIES, INC.

Date: October 29, 2008	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)