Form 10-K
period 2008-12-31
EF Johnson Technologies, Inc.
filed 2009-03-31
CIK 1023516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21681

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On March 30, 2009, 26,342,627 shares of EF Johnson Technologies, Inc. common stock were outstanding.

         As of June 30, 2008, based on the closing sales price as quoted by the NASDAQ, 25,928,918 shares of Common Stock, having an aggregate market value of approximately $45,375,606 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

         Selected designated portions of the Registrant's definitive Proxy Statement to be filed on or before April 30, 2009 in connection with the Registrant's 2009 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report.

        Unless the context otherwise provides, all references to "we," "us," "our," and "Company" include EF Johnson Technologies, Inc., its predecessor entity and its subsidiaries, including E.F. Johnson Company, Transcrypt International, Inc., and 3e Technologies International, Inc. on a combined basis. All references to "EFJohnson" refer to E.F. Johnson Company, all references to "Transcrypt" refer to Transcrypt International, Inc. and all references to 3eTI refer to 3e Technologies International, Inc.

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, may contain forward-looking statements that involve risks, uncertainties, and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of EF Johnson Technologies, Inc. and its consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of earnings, revenue, expenses, liquidity, or other financial items; future sales levels and customer confidence; any statement of the plans, strategies, and objectives of management for future operations; any statements concerning developments, performance, or market share relating to products or services; any statements regarding future economic conditions; any statements regarding pending claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

        Certain matters discussed in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements may involve risks and uncertainties, including without limitation, the following:

  •
  our ability to obtain additional financing for working capital on acceptable terms in a timely manner;

  •
  our ability to satisfy our debt instruments;

  •
  government agendas, budget issues and constraints, and funding delays;

  •
  our ability to obtain expected and timely orders resulting from existing contracts;

  •
  our ability to introduce new products, gain broad market acceptance for such products and ramp up manufacturing in a timely manner;

  •
  our ability to establish strategic partnerships to develop our business;

  •
  future sales levels and customer confidence;

  •
  our future financial condition, liquidity and general business prospects;

  •
  perceived opportunities in the marketplace for our products;

  •
  successful execution of our contracts by our suppliers;

  •
  new products or technologies introduced by our competitors, many of whom are bigger and better financed than us;

  •
  government regulation of policies involving our technology and/or products;

  •
  continued domestic government acceptance of Project 25 as the interoperability standard;

  •
  our ability to successfully execute our business plan and control costs and expenses;

  •
  our limited market capitalization;

  •
  the difficulty of aligning expense levels with revenue changes; and

  •
  macroeconomic and geopolitical trends and events

and those items discussed in "Item 1A. Risk Factors" set forth in this Report and in our other periodic reports filed with the Securities and Exchange Commission.

        The actual outcomes of the above referenced matters may differ significantly from the outcomes expressed or implied in these forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements except as required by law.

EXPLANATORY NOTE—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        In this Form 10-K, we are restating our previously reported financial results for the quarters ended September 30, 2007 and March 31, June 30, and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007.

        The previously filed annual report on Form 10-K for 2007 and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

  Background of Restatement

        On March 30, 2009, the Audit Committee (the "Audit Committee") of the Company's Board of Directors concluded that, upon the recommendation of management, in consultation with Grant Thornton LLP ("Grant Thornton"), the Company's independent registered public accounting firm, the Company's previously issued financial statements for each of the quarters ended September 30, 2007 and March 31, June 30 and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007, require restatement.

        During the third quarter of 2007, the Company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The agreement granted credits on future purchases to the Company, and therefore should have been accounted for by reducing the cost of future inventory purchases, and subsequently cost of sales, over the period of the agreement, and the outstanding receivable should have been written off. Prior to the restatement, the Company recorded credits received as a result of this agreement as collections of a receivable instead of a reduction of inventory cost. As a result, the Company is writing off this "Other Receivable" balance as of the third quarter of 2007, and the related credits on future purchases received under this agreement are being treated as a reduction to cost of sales resulting from the lower cost basis of inventory. The write-off of this receivable is being charged to cost of sales, as the transactions that generated the disputed receivables related to the transfer of inventory at cost to a contract manufacturer. Based on estimated purchases, we anticipate that approximately $2.7 million of credits remaining at December 31, 2008 will be earned over the next two to three years pursuant to this agreement.

        This adjustment is a non-cash adjustment in 2007 and 2008. Future purchases covered by the memorandum of understanding will have a positive impact on our gross margin and operating income on a going forward basis.

PART I

ITEM 1.    BUSINESS

General

        EF Johnson Technologies, Inc. is an innovator, developer and marketer of the highest quality secure communications solutions to organizations whose mission is to protect and save lives. We design, develop, market and support wireless communications, including wireless radios and wireless communications infrastructure and systems for digital and analog platforms, and secure wireless networking solutions that include Wi-Fi products, mesh networking, access points, bridges and client products. In addition, we offer encryption technologies for wireless voice, video and data communications. We provide our products and services to (i) domestic and foreign public safety/public service entities, (ii) federal, state and local governmental agencies, including the Departments of Homeland Security and Defense, and (iii) domestic and foreign commercial customers.

        Our products are marketed under the "EFJohnson," "3eTI" and "Transcrypt" brand names. Our EFJohnson-branded products consist of wireless radios and wireless communications infrastructures and systems. Our wireless offerings are primarily digital solutions designed to operate in both analog and digital wireless radio system environments. These products are based on the Project 25 industry standard and our systems utilize Voice over Internet Protocol ("VoIP") technology to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications. We sell these products and systems primarily to domestic governmental entities, such as the Departments of Defense and Homeland Security, as well as state and local governmental agencies.

        We also have significant license rights that allow us to sell our EFJohnson wireless communications products that are compatible with the large installed base of analog wireless radios, infrastructure and proprietary systems as well as networks that will utilize the next generation of public safety technology. We believe there is a strong commitment by the federal government to improve homeland security by providing first responders with secure and interoperable communications. Government agencies are currently mandating secure and interoperable compliant digital wireless communications systems to replace the existing proprietary analog systems. We understand that the federal government, which typically provides the funding for such wireless systems, and to a lesser extent state governmental agencies, have made appropriations for such future systems a top priority.

        Our 3eTI-branded products consist of secure Wi-Fi products, including mesh network, access point, bridge, and client products, as well as security software and custom solutions. We also provide sensor networking solutions, through our InfoMatics® middleware, which enable sensors and databases to communicate data to pertinent personnel for command and control applications in near real-time. All 3eTI-branded products are integrated into solutions that get information to essential users so they may securely, reliably and cost-effectively utilize communications to meet federal and military customers' force protection/anti-terrorism mission requirements and corporate needs. We specialize in secure government wireless broadband solutions and have achieved many firsts in wireless technology, including the first Federal Information Processing Standards ("FIPS") 140-2 Layer 2 validated access point. In 2006, we became the first wireless supplier to receive National Information Assurance Partnership ("NIAP") Evaluation Assurance Level 2 Common Criteria certification ("Common Criteria") for our wireless LAN access point and client software. We continue to maintain and advance our security capabilities.

        Our Transcrypt-branded products consist of encryption technologies for analog wireless radios. We leverage our leading market position to gain new customers in parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to a digital communications system is prohibitive. These products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. Terrorist threats, political unrest and military conflicts drive the need for more secure communications. We offer other solutions, such as our digital encryption product for certain analog and digital wireless radios, to obtain higher levels of security which also allows for compatibility with our analog encryption product line.

        EF Johnson Technologies, Inc. was originally incorporated in 1996 under the name "Transcrypt International, Inc." In 2002, the Company changed its name to EFJ, Inc., and, at the Company's May 28, 2008 Annual Meeting of Stockholders, the Stockholders approved an amendment to the Company's Certificate of Incorporation to change the corporate name from EFJ, Inc. to EF Johnson Technologies, Inc. The Company's stock is quoted on the NASDAQ Global market under the symbol "EFJI."

Available Information

        The address of our principal executive office is 1440 Corporate Drive, Irving, Texas 75038, and our telephone number is (972) 819-0700. Our website address is http://www.efjohnsontechnologies.com. We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the Securities and Exchange Commission (SEC). Such reports and other information can be inspected and copied at the Public Reference Room of the SEC, located at 100 F Street N.E., Washington D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material also may be accessed electronically by means of the SEC's home page on the Internet at http://www.sec.gov or at www.efjohnsontechnologies.com .

        We provide free of charge on our web site, under the heading "Investor Relations," our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

        The corporate governance information on our web site includes our Code of Ethics and Business Conduct for all employees of EF Johnson Technologies, Inc. These corporate governance documents can be accessed by visiting our web site and clicking on the "About EFJohnson" link, followed by the "Board of Directors" link, followed by the "Code of Business Conduct & Ethics" link.

Our Industry

  Background

        In the mid-1930s, police departments began using wireless radio systems to enable immediate communication between headquarters and patrolling officers. Historically, a local municipality would procure a proprietary wireless system that met the needs of its municipal police organization with little concern if it was interoperable with other local wireless systems. The public safety and public service market for wireless communications evolved with agencies purchasing disparate systems. As a result, the land mobile radio communications market for domestic public safety and public service agencies has a large installed base of proprietary analog radios and infrastructure.

        The federal government allocates certain RF spectrum specifically to ensure critical and secure communications for first responders and other government users. Unlike the cellular market, governmental entities are not required to purchase licensed spectrum. Governmental entities purchase land mobile radio products and systems for their own use and do not pay ongoing monthly services or airtime fees. These land mobile radio networks include infrastructure components such as base stations, transmitters and receivers, network switches and portable and mobile two-way communication radios.

Individual users on private networks operate portable hand-held radios and vehicular mounted radios. Utilizing free licensed RF spectrum, the user owns and operates the communications system, which is networked by linking the infrastructure components together. Users often require solutions that integrate their existing wireless communication radios and systems with enterprise wide applications.

        Earlier wireless communications devices utilized conventional systems. Conventional systems use a single channel to transmit and receive information. All users have unrestricted access, and the user must monitor the system and wait until the channel is unoccupied to make a call. The technology later evolved to what is now referred to as a trunked system. Trunked systems combine multiple channels so that an unoccupied channel is automatically selected when a user begins transmitting, allowing for increased usage of the same amount of licensed radio spectrum. With the development of digital wireless radios and trunked systems, the industry has a choice between conventional and trunked systems. The availability of new features, channel allocations and available frequency band is driving many customers to trunked technology. More recently, manufacturers have developed spectrally efficient or narrow bandwidth, digital communications devices.

        Technological developments have enabled wireless radio systems to be networked, permitting multiple sites between users to be linked together through a switch or router to provide extended geographic coverage. More recent technology provides for the interconnection between users to be accomplished over digital packet-based networks using VoIP. Wireless communications networking technology continues to evolve as public users demand greater integration of voice and data capabilities.

  Technical Standards

        Many federal, state and local agencies operate wireless radio equipment that complies with specifications established by the Association of Public Safety Communications Officials International, Inc. ("APCO"). APCO is the world's largest not-for-profit professional organization dedicated to the enhancement of public safety communications. APCO has more than 16,000 members around the world, and serves the people who manage, operate, maintain, and supply the communications systems used to safeguard the lives and property of citizens. The APCO 16 standard, established in 1979, includes recommendations for 800 MHz transmissions, analog voice modulation and trunking functions for use of the RF spectrum. However, the APCO 16 recommendations permitted development of proprietary systems. As a result, three proprietary APCO 16 technologies evolved in the market: Motorola's SmartNet®/SmartZone®, TYCO International's EDACS®, and our Multi-Net®, with Motorola establishing the dominant market position. The establishment of proprietary systems effectively limited competition severely hampering interoperability and market choice. Consequently, APCO focused on a more comprehensive standard that would emphasize interoperability.

        In 1995, APCO promulgated a new recommended standard known as Project 25. Project 25 specifies features and signaling for narrow band digital voice and data communications with conventional and trunking modes of operation. The Telecommunications Industry Association ("TIA"), participated in the development of these standards, following an industry-sanctioned accredited process. Project 25 was structured to specify details of fundamental wireless radio communications to allow multi-source procurement and interoperability of Project 25 radios and systems.

        The Project 25 standard has been adopted by the National Telecommunications and Information Administration ("NTIA") of the Department of Commerce. NTIA controls wireless radio specifications for the federal government and had specified a conversion to narrowband by February 17, 2009. Several U.S. government agencies, including the Departments of Defense, Homeland Security, Interior, Justice and Treasury, have specified a Project 25 requirement for procurements of new wireless radio equipment. Although state and local public safety agencies are not currently required by the FCC or

NTIA to purchase Project 25 compliant wireless radio systems or otherwise adopt the Project 25 standard, Project 25 compatibility is a key purchasing factor for state and local public safety and public service wireless radio buyers. Due to the FCC mandate for narrowband communications, the demand for Project 25 wireless radio systems is expected to significantly increase.

        During 2005, the FCC enacted regulatory changes to reallocate portions of the 800 MHz frequency band. The reallocation was designed to alleviate interference problems experienced by some public safety, business, and industrial users which were caused by commercial systems, most notably Sprint/Nextel. The resulting regulatory changes will consolidate all public safety users into one portion of the 800 MHz frequency band and move the commercial systems to a different portion of the RF spectrum. The resulting frequency transition will impact many of the public safety users, who must transition their radio systems into a different portion of the frequency band. We expect these transitions will result in challenges supporting existing customers in rebanding their equipment, as well as opportunities to upgrade the customers' equipment.

        With the acquisition of 3e Technologies International, Inc. ("3eTI") in July 2006, we expanded our product portfolio by adding wireless data and wireless data security products and solutions that increase the addressable market for our company. Our WLAN solutions are based on the 802.11 (Wi-Fi) family of WLAN standards, as well as other emerging wireless standards such as Bluetooth and WiMAX. Our software security technologies meet federal standards for securing wireless data networks primarily in the government sectors for WLAN solutions.

        The use of cryptographic modules, validated to meet Federal Information Processing Standards ("FIPS"), is required by the U.S. government for all unclassified uses of cryptography. The government of Canada also recommends the use of FIPS 140 validated cryptographic modules in unclassified applications within its departments. FIPS 140-2 and Common Criteria are both widely used government security standards in today's security market. FIPS 140-2 applies to products that contain cryptography and are sold to governments and financial institutions. We supply products meeting these standards.

        We provide products and services in a variety of markets. Our analog encryption products originated from the need to secure sensitive wireless military communications. By the late 1970s, these devices became economically feasible for non-military government users, such as police, fire, emergency personnel and large commercial users, such as transportation, construction and oil companies. Our products are designed to protect the transmission of sensitive voice and data communications. Without such protection, many forms of electronic communications, telephone conversations and remote data communications are vulnerable to interception and theft.

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

        Wireless radio encryption users are migrating from analog to digital transmission systems at different rates around the world. In developing countries, wireless radio systems remain analog because the cost to upgrade to digital secured communications systems is usually prohibitive and there is lower demand for RF spectrum. The large existing analog wireless radio installed base can obtain encryption and scrambling security features in the aftermarket with add-on modules to analog radios, often incurring substantially less cost than converting their entire wireless radio system to digital. Drivers for secured communication systems with scrambling and encryption include an increase in military conflicts and heightened security concerns.

  Competitive Strengths

        We believe the following competitive strengths will allow us to take advantage of the opportunities we see in our industry.

        Technical and Industry Expertise—We have significant experience in secure products that provide wireless voice, video and data for public safety radio networks. Our next generation public safety radio network solutions are scalable, allowing our customers to implement a network that can grow as their wireless system needs change and will support the Information Assurance directives of the U.S. Department of Defense ("DOD"). Our research and development efforts are focused on (i) smaller, lower cost radio platforms supporting multiband/multimode operation and the emerging APCO Project 25 Phase 2 standard software defined radio architecture, (ii) radio and system management capability expansion, (iii) enhanced wireless network system features supporting a broader market penetration using industry standard internet protocol switching techniques and addressing the emerging APCO Project 25 Phase 2 standard, and (iv) continued evolution of our secure broadband solutions portfolio to incorporate emerging 802.11 standards. We are an industry standards leader within APCO, TIA, and the Institute of Electrical and Electronics Engineers, Inc. ("IEEE") providing significant support by chairing committees and working groups formulating the standards.

        Our technical expertise has enabled us to improve our core technologies and incorporate them into our new products more quickly and with relatively lower development costs due to our ability to build these platforms mainly based on open industry standards and software based radios. We have been first to market with a number of products that meet FIPS for securing wireless data protocols and we were the first wireless supplier to have a wireless LAN Access Point and client software receive National Information Assurance Partnership ("NIAP") Evaluation Assurance Level 2 Common Criteria Certification.

        Product Value Proposition—We continue to make significant investments in research and development to provide greater features in our products and systems for our customers as well as more options for interoperability. Furthermore, by leveraging our wireless communications expertise, we believe that we can provide lower cost products with enhanced features.

        Motorola License Rights—We have significant license rights that allow us to sell products that work in the largest proprietary analog public safety radio network base as well as in networks that utilize the next generation of public safety technology. This allows us to address the large installed proprietary analog market that has extensive investments and will likely evolve to Project 25 digital solutions on an incremental basis over the next few years. This license facilitates the selling and marketing of our products to customers that undergo the transition to the new digital systems.

        Customer Relationships—We have extensive customer relationships with several U.S. government agencies, including the Departments of Defense, Homeland Security, Interior, Justice and Treasury as well as state and local governmental agencies and international entities. We are able to attract such customers due to our competitive product positioning, brand awareness and strong service commitment. Our products have also gone through numerous customer testing and government regulatory qualification processes which can take significant time and effort. After our products are approved for use by the various government agencies, we obtain the necessary approval to list certain of our products for sale on procurement contracts, such as the General Services Administration ("GSA") schedule, to make them available for purchase. We also leverage our customer relationships to maintain a leading market position in analog radio encryption by providing a high level of service and support.

Strategy

        We believe the following key elements of our strategy will allow us to grow our business of innovating, designing, developing and marketing high quality secure communications solutions for organizations whose mission is to protect and save lives.

        Develop New and Adapt Existing Technologies to Meet the Market Drive Towards Media Convergence —We believe that the public safety/public service market is moving towards multiband/multimode radio platforms with a slow migration to the APCO Project 25 Phase 2 standard suite. We also believe that the market is moving towards convergent telecommunications solutions that allow easy cost-efficient access to mission critical information, including voice, data and video. We intend on meeting that market shift by integrating the systems we currently have, introducing new products and adding additional components to existing products. In the near term this will mean kits that include land mobile radios (LMR) and WiFi mesh, location-based context-aware management and dispatching, unified key management framework (KMF) and accessories integrated for solutions. In the longer term it will mean box-level integration with LMR, WiFi mesh and additional networks, including WiMAX and satellite, and two-tier architecture for gateways and handsets.

        Continue to Capitalize on the Demand for Interoperability and the Transition from Analog to Digital Platforms—Demand is growing as the land mobile radio industry transitions from analog to digital platforms, which increasingly utilize our digital Project 25 products and solutions, and as a response to the government mandated requirement for a common standard for federal, state and local government public safety/service agencies, allowing them to communicate with each other in emergency situations. We plan to capitalize on this demand growth by continuing to develop Project 25 compliant feature enhancements and additions to our digital radios and systems.

        Seek Partnerships that Enhance Technology or Open New Markets—We recognize that one of the quickest most cost-efficient ways to meet our objectives is to partner with other industry leaders. Therefore we intend to pursue partnerships which allow us to advance our product capabilities in order to offer federal, state and local governments and industry complete solutions that will help them improve response times or improve process control and security for critical infrastructure, such as our partnership with Honeywell International, Inc. in which our wireless access products are offered as part of Honeywell's OneWireless™ universal industrial wireless mesh network solution.

        Build a More Aggressive and Focused Marketing Effort—Our goal is to increase our share of growing markets where secure communications are critical, and our company will take advantage of a centralized sales and marketing focus to expand our non-defense federal business, increase our emphasis on seeking new state and local customers, and expand opportunities with non-government customers.

        Actively Participate in Driving Industry Standards—We intend to continue to be a leader in setting the public communications standards, which are critical to the markets in which we compete. Our active participation in development activities with industry associations like the Association of Public Safety Communications Officials (APCO), Telecommunications Industry Association (TIA) and the Institute of Electrical and Electronics Engineers ("IEEE") allows us to contribute to the development of better solutions for the market, to build recognition of our technical competence in the industry and among our customers, to gain insight into market trends, and to secure positions for our intellectual property within the technology standards.

Products and Services

        Our EFJohnson-branded products consist of wireless radios and communication systems, including system design and installation of infrastructure equipment and services. Our services include technical support maintenance contracts, service parts and training. Our wireless radio offerings are primarily designed to operate in both analog and digital system environments that include Multi-Net®, Motorola's SmartNet®/SmartZone® and the Project 25 industry standard. Certain of our wireless radios, both hand-held portable radios and vehicle-mounted mobile radios, can contain digital encryption technology, Project 25 trunking and various other features.

        Our 3eTI-branded products consist of reliable and secure wireless data networking products that meet the highest U.S. government and wireless industry standards. We offer a wide variety of products that can be used in myriad government, military, enterprise, industrial and business applications. We design and sell a range of products meeting many wireless needs, including mesh, bridge, access point, repeater, gateway, client and bridge and complete turnkey solutions and services.

        Our Transcrypt-branded products consist of analog and digital encryption products that are sold as an aftermarket add-on for existing radios and systems. These products are available in plug-in or wire-in modules. We also produce modules that add signaling features to radios.

Customers

        We sell our products to federal, state and local governmental entities, domestic commercial users and international entities. The end users for our products are first responders such as police, fire and other emergency personnel and military and other governmental users. The U.S. Department of Defense is a significant customer, representing approximately 15%, 62% and 16% of consolidated revenues in 2008, 2007 and 2006, respectively. DRS Technologies, Inc., Sprint/Nextel, and the State of California are significant customers, representing 13%, 12% and 12%, respectively, of consolidated revenues in 2008. Army National Guard was a significant customer in 2006, representing 13% of consolidated revenues in that year.

Sales and Marketing

        We sell our EFJohnson-branded products domestically through a direct sales force of account executives and sales managers as well as through indirect channels of dealers and manufacturer representatives. We provide support to wireless radio dealers, who re-sell our products to end-users. This support includes advertising materials, sales and service training and technical support. Our sales employees work with our EFJohnson dealer network which spans the United States with approximately 200 participating members. For our 3eTI products, we also utilize original equipment manufacturing ("OEM") and original design manufacturing ("ODM") arrangements for some of our product distribution. We utilize sales channel relationships with larger system integrators who provide solutions to large government agencies. Our international sales are primarily made through a specialized international direct sales force in conjunction with company-authorized dealers/distributors, which typically provide a local contact and arrange for technical training in foreign countries. For sales of our 3eTI and Transcrypt-branded products, our sales employees work with a select group of dealers that service the majority of the countries around the world.

        The majority of system sales involves soliciting and responding to requests for proposals ("RFP"). The RFP process for system sales has a relatively long cycle time, typically taking as long as one year, and, depending on the size of the system, taking multiple years to complete installation of a project. In connection with the sale of wireless radio systems to local and state governmental entities, we may be required, at the time the bid is submitted and once the contract is entered into, to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts.

        Much of our business is obtained through submission of formal competitive bids. Our government customers generally specify the terms, conditions and form of the contract. Government business is subject to government funding decisions and contract types can vary widely, including fixed-priced, cost-plus, indefinite-delivery/indefinite quantity ("IDIQ"), and a government-wide acquisition contract with the GSA which requires pre-qualification of vendors and allows government customers to more easily procure our products and systems.

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

        We also utilize the Small Business Innovative Program ("SBIR") to obtain funding for development and delivery of products and services to government customers. The SBIR program provides funding to small, hi-tech businesses to research, design, develop and test prototype technologies related to specific government needs which are issued as Solicitation Topics every few months on the Internet. This program stimulates technological innovation, integrates small business-developed inventions into defense systems and increases commercial application of DOD supported research and development efforts. The SBIR program has three phases. In Phase I, a small business submits a proposal in response to a DOD Solicitation Topic. Phase I projects that demonstrate the most potential are invited to submit a Phase II proposal to further develop the idea and produce a well-defined prototype. This is where the major R&D effort is conducted. In Phase III, companies are expected to leverage SBIR funding to obtain private or non-SBIR government funding to turn the prototype developed in Phase II into a commercial product or service for sale to military and private sector customers. To participate in the SBIR program, a company must be a for-profit U.S. owned and operated small business with 500 or fewer employees. All work must be performed in the United States.

Research and Development

        We design new products around common wireless technologies using commercial off-the-shelf signal processing platforms and circuitry. We have generally been able to incorporate improvements in core technologies into our new products more quickly and with relatively lower development costs by building these platforms on software-based radios.

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

        We will continue to develop Project 25 products to comply with the Project 25 standards, both existing and emerging. Current developments include the addition of lower cost digital portable and mobile radios, as well as the development of advanced features in our Project 25 infrastructure equipment, including repeaters, base stations, network-switching equipment, network management solutions and consoles. We have applied standard internet protocol switching techniques for the connection of wireless sites and have been granted patents by the United States patent office in this area with several other patents pending. Our WLAN solutions utilize the 802.11i family of standard protocols. Encryption used in products includes the Advanced Encryption Standard ("AES") published as a Federal Information Processing Standard of the National Institute of Standards and Technology.

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

        In fiscal 2008, approximately $10.1 million was expended for research and development net of $4.0 million reimbursed expenses more fully disclosed herein, compared with $15.7 million in fiscal 2007 and $12.3 million in 2006.

Intellectual Property and Material Licenses

        We hold a number of U.S. patents. These patents cover a broad range of technologies, including trunking protocols, high-end scrambling and encryption techniques, methods of integrating after-market devices, and a high-speed data interface for wireless radio communications. Furthermore, we hold certain copyrights that cover software containing algorithms for frequency hopping, scrambling and wireless radio signaling technologies, as well as registered trademarks related to the "EFJohnson", "3eTI" and "Transcrypt" names and product names. In addition to patent, trademark, and copyright laws, we rely on trade secret law and employee and third party non-disclosure agreements to protect our proprietary intellectual property rights.

        We have obtained from Motorola a non-exclusive, worldwide license to manufacture products containing certain proprietary wireless radio and digital encryption technology. We believe this technology will be important to the success of our business. The license includes rights to use Motorola's proprietary analog APCO 16 trunking technology (SmartNet®/SmartZone®), and certain Motorola digital encryption algorithms in our wireless radio products. In addition, we obtained a license to utilize certain proprietary technology from Motorola relating to the development of Project 25 compliant digital wireless radios. This license covers wireless radios, infrastructure wireless systems and other Project 25 technology. We have also obtained a license from Motorola to license a limited number of their proprietary SmartNet®/SmartZone® technology products relating to the FCC enacted regulatory changes to reallocate portions of the 800 MHz frequency band, discussed above.

Suppliers

        Our EFJohnson-branded products are manufactured by McDonald Technologies International, Inc., a Texas-based contract manufacturer, and Creation Technologies, Inc., a Vancouver, British Columbia, Canada-based contract manufacturer with manufacturing operations in Plano, Texas. We assemble some of our 3eTI networking products at our facilities in Irving, Texas. Sub-assembly components for Transcrypt-branded products are manufactured by Tran Electronics, Inc., a Minnesota-based contract manufacturer, and Honeywell manufactures sub-assembly components for certain 3eTI-branded products. McDonald Technologies and Creation Technologies, Inc. contract with other vendors to manufacture components and subassemblies in accordance with our specific design criteria. Some components and subassemblies used in our products are presently available only from a single supplier or a limited group of suppliers. CalAmp provides us with our RF module for our land mobile radio products. If necessary, we believe that alternative sources could be obtained to supply these products. To date, we have been able to obtain adequate supplies of key components and subassemblies in a timely manner from existing sources. We outsource manufacturing of our EFJohnson and 3eTI-branded products, which permits us to efficiently allocate our resources to marketing and research and development efforts, which we perceive to be our core competencies.

Competition

        In addition to EFJohnson, we believe that Motorola, M/A-Com (a subsidiary of TYCO Electronics), Icom America, Inc., Kenwood, Tait Electronics and Relm are currently the principal suppliers of Project 25 wireless radio products, although we anticipate other companies to announce future entry into the Project 25 compliant product market. Of our competitors, we believe that Motorola, and to a much lesser extent, M/A-Com and EADS (European Aeronautic Defense and Space), are the primary Project 25 suppliers offering trunked infrastructure. Other wireless radio providers are less focused on the Project 25 market, including Uniden America Corporation, Datron, Vertex and Midland. Our focus is homeland security, defense, public safety and public service and international markets, where we compete on the basis of value, technology and the flexibility, support and responsiveness provided by us and by our dealers.

        The markets for secured wireless networking and encryption products are highly competitive. Competitors include Fortress Technologies, Aruba Networks, Tropos, Alvarion, Cisco Systems, Filcom d/b/a/ Daxon, Kavit Electronics Industries, and Midian Electronics Inc. Significant competitive factors in these markets include product quality and performance features, including effectiveness of security features, quality of the resulting voice or data signal, development of new products and features, price, name recognition, and quality and experience of sales, marketing and service personnel.

Government Regulation and Export Controls

        Wireless communications are regulated by a variety of governmental and other regulatory agencies throughout the world. In the U.S., our wireless products are subject to regulation by the Federal Communications Commission ("FCC"), which has been granted broad authority under the Communications Act of 1934, as amended, to make rules and regulations. Foreign regulatory bodies, such as the European Telecommunication Standards Institute ("ETSI"), perform functions similar to the FCC in countries subject to their respective regulatory authority. Compliance with these FCC and foreign rules and regulations provide us with general approval to sell products within a given country for operation in a given frequency band, one-time equipment certification, and, at times, local approval for installation of communications systems. Additionally, the FCC and foreign regulatory authorities regulate the spectrum used to provide wireless radio communications, as well as the construction, operation, and acquisition of wireless communications systems, and certain aspects of the performance of mobile communications products. In those countries that have accepted certain worldwide standards, such as the FCC or ETSI rulings, we have not experienced significant regulatory barriers in bringing our products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance with all applicable rules and regulations.

        In addition to FCC rules and regulations, wireless radio communications of the U.S. Government are controlled by the National Telecommunications and Information Administration, or NTIA, which regulates technical specifications of the product and spectrum used by the U.S. Government and other users. Many of these governmental regulations are highly technical and subject to change.

        The majority of the systems operated by our land mobile radio customers must comply with the rules and regulations governing what have traditionally been characterized as "private radio" or private carrier communications systems. Licenses are issued to use frequencies on either a shared or exclusive basis, depending upon the frequency band in which the system operates. Some of the channels designated for exclusive use are employed on a for-profit basis, and other channels are used to satisfy internal communications requirements.

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

        In August 1998, the FCC adopted rules for licensing the largest block of spectrum ever allocated at one time for public safety. The FCC established rules for licensing 24 megahertz in the 700 MHz band and established a band plan for use of this spectrum. In accordance with this rule, in January 1999, the FCC established a Public Safety National Coordination Committee ("NCC") to advise it on issues relating to the use of the 700 MHz public safety spectrum. The NCC was responsible for formulating a national interoperability plan, recommending technical standards to achieve interoperability, and providing policy recommendations on an advisory basis to the regional planning committees in order to facilitate the development of coordinated plans. The NCC recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. During January of 2001, the FCC released its Fourth Report and Order in which Project 25 was chosen as the interoperability standard. Subsequent FCC rulings established a timetable for mandating the use of narrower channels in order to promote better spectrum utilization. Specifically, the date of January 1, 2007 was established as the date after which all radios that are FCC type certified, and all radios that are sold for use in the 700 MHz band, must include a mode that has an equivalent 6.25 kHz channel efficiency. This date was also established as the date after which no 12.5 kHz licenses could be applied for. In 2005, the FCC delayed that date until January 1, 2015. Legislation known as the Digital Television Transition Act of 2005, as part of the Deficit Reduction Act of 2005, set the date of February 17, 2009 as the date by which all incumbent television broadcast stations must evacuate the 700 MHz spectrum, thus freeing the spectrum for the exclusive use of public safety users. This date has recently been further delayed until June 12, 2009. This date, although later than previously anticipated, will ensure the opening of that spectrum for use in public safety systems.

        In March 2006, the FCC sought direction as to whether the segment of the 700 MHz frequency band that had been allocated to wideband operation should be allocated instead to broadband operation. In July 2007, the FCC revised their rules to promote broadband deployment in the 700 MHz band. This ruling established a public/private partnership for broadband data service. This would result in a single nationwide license for 10 MHz of public safety spectrum to be granted to a Public Safety Broadband Licensee ("PSBL"). A partnership would be established between the PSBL and the winning bidder for the adjacent 10 MHz of spectrum, known as the "D block." These combined spectrum assets would form the basis for a shared private/public network, resulting in a nationwide network for public safety with secondary usage for commercial entities. The FCC "D block" auction in January 2009 failed to garner the requisite minimum bid. Subsequent rulemaking and future auction dates have not been finalized.

        FCC rulings in the VHF and UHF frequency bands have been enacted to promote more spectral efficiency by mandating the use of narrower channels. In 2005, however, the FCC delayed the implementation of some of these rules. The date by which all radios receiving type certification must have an equivalent channel efficiency of one voice channel in 6.25 kHz of spectrum, and preventing the certification of equipment with 25 kHz channel efficiency, initially set as January 1, 2005, was delayed until January 2011, thus allowing the continuation of certification and manufacture of 25 kHz equipment. The date of January 1, 2011 has been set as the last day for users to apply for 25 kHz licenses, and the last day to sell or import 25 kHz equipment. Also, the date of January 1, 2013 has been established as the date when all users must migrate away from 25 kHz equipment, and use equipment with 12.5 kHz channel efficiency or less.

        Our products are currently subject to general export controls administered by the Department of Commerce, Bureau of Industry Security ("BIS"). U.S. export laws strictly prohibit the export of any product to certain specified countries. In addition to the regulation of product export in general, additional regulations permit the export of our encryption products to commercial or governmental end users only with the required level of export license or license exception.

        Additionally, in certain foreign countries, our distributors are subject to applicable import regulations required to secure licenses or formal permission before encryption products can be imported.

        We cannot predict whether any new legislation regarding export or import controls will be enacted, what form such legislation will take or how any such legislation will impact international sales of our products.

Backlog

        Our Transcrypt-branded products typically have a short turnaround cycle. In contrast, our EFJohnson products and systems, and 3eTI government services contracts, typically have a longer turnaround cycle due to customer system integration and contract delivery requirements that may span multiple years. At December 31, 2008, we had a total backlog of purchase orders and contracts of approximately $68.2 million. This compares to total order backlog of $95.0 million and $136.5 million at December 31, 2007 and 2006, respectively.

Employees

        At December 31, 2008, we had 290 full-time equivalent employees. We also use temporary employees, independent contractors and consultants when necessary to manage fluctuations in demand. None of our employees are covered by a collective bargaining agreement.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, they could have a material adverse effect on our business, financial condition, cash flow or results of operations, as well as adversely affect the value of an investment in our common stock.

The current capital and credit market conditions may adversely affect our access to capital, cost of capital and business operations.

        Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, our future cost of debt and equity capital and access to capital markets could be adversely affected. Any inability to obtain adequate financing from debt and equity sources could force us to self-fund strategic initiatives or even forego some opportunities, potentially harming our financial position, results of operations and liquidity.

Current and future conditions in the global economy may adversely affect our results of operations, financial condition and cash flows.

        Concerns about slowing global economic growth and continued credit tightening, including the failures of financial institutions, have initiated unprecedented government intervention in the U.S., Europe and other regions of the world. If these concerns continue or worsen, risks to us include:

  •
  declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic problems of customers;

  •
  reprioritization of government spending away from defense and homeland security programs in which we participate;

  •
  adverse impacts on our access to credit sources; and

  •
  supply problems associated with any financial constraints faced by our vendors.

        A significant portion of our sales have been, and will continue to be, to federal, state and local government agencies, both directly or indirectly, through system integrators and other resellers. Sales to government contractors and government agencies could decline as a result of spending cuts and general budgetary constraints which may become more frequent as tax revenues decline due to the continued weakening of general economic conditions.

Our sales are substantially concentrated in public sector markets that inherently possess additional risks that could harm revenues and gross margins.

        A significant portion of our revenue is derived from sales to federal, state, and local governments, both directly or through system integrators and other resellers. Sales to these government entities present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns, changes in government personnel, political factors and the government's reservation of the right to cancel contracts for its convenience. The bidding cycle for a request for proposal, or RFP, and contract award stage can take six months to two years before a contract is awarded and the government funding process for these systems can delay the bidding cycle as well. We expect that sales to government entities will increasingly be subject to competitive bidding requirements. This intensified competition can be expected to result in lower prices, longer sales cycles and lower margins. Further, our sales to these domestic public safety and public service entities can be substantially attributed to Project 25 interoperability mandates and homeland security initiatives. Changes in governmental budget priorities could result in decreased opportunities for us to sell into this market segment.

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

        Our products and planned successor products are based upon certain processors manufactured from multiple suppliers. If any of these suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue would be adversely affected. Changing our product designs to utilize another supplier's integrated circuits would be a costly and time-consuming process.

We depend on federal government contracts for a substantial portion of our revenues, and the loss of federal government contracts or a decline in funding of existing or future government contracts could adversely affect our revenues and cash flows.

        A substantial portion of our revenues is dependent upon continued funding of federal government agencies, as well as continued funding of the programs targeted by us. U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government's requirements. General political and economic conditions, which cannot be accurately predicted, directly and indirectly may affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations. In addition, a portion of our revenue is dependent upon our 3eTI subsidiary obtaining and subsequently maintaining a facilities security clearance. Further, our contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government that may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. In addition, when we act as a subcontractor, the failure or inability of the prime contractor to perform its prime contract may result in an inability to obtain payment of fees and contract costs.

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

        The loan agreement with Bank of America, N.A. governing our revolving line of credit and term loan contains certain covenants regarding limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the loan agreement contains certain financial covenants. Failure to comply with any of these covenants could constitute an event of default that would permit the lender to accelerate the loans upon their occurrence, which could have a material adverse effect on our operating results and cash flows.

        In order to maintain compliance with the terms of the 2009 Amendment, we are required to maintain a certain level of EBITDA, and cash collateral over the quarterly financial reporting periods for the remaining term of the loan agreement. In addition, for the 2009 quarterly financial reporting periods, the covenants require a minimum funded debt to EBITDA ratio and fixed charge coverage ratio. Furthermore, the interest rate on the term loan and the revolving line of credit pursuant to the Loan Agreement has been amended to be equal to LIBOR plus a rate between 2.50% and 5.00% depending on our ratio of debt to EBITDA. We cannot assure that in the future we will be able to achieve, maintain or satisfy these covenants or obtain a waiver from Bank of America in the event we fail to comply with the covenants.

Our financial results have varied, and may continue to vary, significantly from quarter to quarter and we may fail to meet expectations, which might negatively impact the price of our stock.

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

  •
  general economic conditions, both in the United States and overseas; and

  •
  specific economic conditions in our industry and markets.

        These factors make it difficult to use our quarterly results as a predictor of future operations. Historically, more than half of each quarter's revenues are shipped during the third month of a quarter, and disproportionately in the latter half of that month. These factors make revenue forecasting inherently uncertain. Because we plan our operating expenses, many of which are relatively fixed in the short term, on expected revenue, a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, transit interruptions, overall economic conditions, or natural disasters.

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

If the quality of our products does not meet our customers' expectations, then our sales and operating earnings, and ultimately our reputation, could be adversely affected.

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

        If the quality issue affects the product's safety or regulatory compliance, then such a "defective" product could need to be recalled. Depending on the nature of the defect and the number of products in the field, it would cause us to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders, and the damage to our goodwill or brand/reputation. In addition, we could be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that the Company receives from the contracts. Recalls involving regulatory agencies could also result in fines and additional costs. Finally, recalls could result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.

We may be required to offset future deferred tax assets with a valuation allowance.

        During the quarter ended December 31, 2008, we conducted an analysis of our ability to utilize our deferred tax assets. As a result of this analysis, we changed the valuation allowance relating to our deferred tax assets resulting in a $0.2 million increase. If we fail to achieve revenue growth rates or gross margins assumed in the calculation of our deferred tax assets, we may be required to offset future deferred tax assets with a valuation allowance, resulting in an additional tax expense. The change in the valuation may have a material impact on future results. If we do not achieve sufficient domestic federal taxable income in future years to utilize all or some of our net operating loss carryforwards, they will expire.

We may pursue strategic acquisitions that could result in significant charges or management disruption and fail to enhance stockholder value.

        A key part of our strategy has been to selectively pursue acquisitions. As such, we may acquire or merge with additional businesses that could complement or expand our business. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. Future acquisitions could also cause us to issue dilutive equity securities, incur debt or contingent liabilities, record goodwill and other intangibles, or write off in-process research and development and other acquisition-related expenses that could materially harm our financial condition and operating results. In addition, acquisitions involve numerous risks, including:

  •
  acquisition financing not being available on acceptable terms or at all;

  •
  encountering difficulties identifying and executing acquisitions;

  •
  higher than estimated acquisition expenses;

  •
  difficulties in successfully assimilating the operations, technologies and personnel of the acquired company;

  •
  difficulties in continuing to develop the new technologies and deliver products to market on time;

  •
  diversion of management's attention from other business concerns;

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

        The sale of certain of our products outside the United States is subject to compliance with the United States Export Administration Regulations and the International Traffic in Arms Regulations. Our failure to obtain the requisite licenses, meet registration standards, or comply with other government export regulations may affect our ability to export such products or to generate revenues from the sale of our products outside the United States, which could have a material adverse effect on our business, financial condition and results of operations. Compliance with government regulations also may subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

        In order to sell our products outside the United States, we must satisfy certain registrations and technical requirements, including the Restriction of Hazardous Substances Directive ("RoHS"). If we

were unable to comply with those requirements with respect to our products, our sales in foreign countries could be restricted, which could have a material adverse effect on our business.

Reduced access to Motorola's technology could harm our business and operations.

        We have obtained from Motorola a non-exclusive, worldwide license to manufacture products containing certain proprietary wireless radio and digital encryption technology. We believe this technology will be important to the success of certain of our existing and proposed Project 25 compliant wireless radio products. The license includes rights to use Motorola's proprietary analog APCO 16 trunking technology (SmartNet®/SmartZone®) and Project 25 required products. The digital encryption technology may also be incorporated into certain other secured communications products. In addition, we obtained a license to utilize certain proprietary technology from Motorola relating to the development of Project 25 compliant digital wireless radios. This license covers infrastructure and other Project 25 technology. Any termination of these licensing arrangements would significantly harm our business and operations.

        We are dependent on continuing access to certain Motorola proprietary intellectual property enabling us to manufacture products containing certain wireless radio and digital encryption technology. We cannot assure that Motorola will continue to supply proprietary intellectual property to us on the scale or at the price that has historically occurred. In addition, Motorola's perception of us as a competitor could impact Motorola's continued willingness to do business with us. A decision by Motorola to reduce or eliminate the provision of technology to us could significantly harm our business and operations.

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

        In addition, much of our business and many of our products rely on key technologies developed by third parties, and we may not be able to obtain or renew licenses or technologies from these third parties on reasonable terms or at all. In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property rights, such as a technology licensed to us, the protection of the intellectual property rights may not be within our control. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired which may impact our ability to develop, market and commercialize the related products.

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

        We may be involved in future lawsuits, arbitrations or other legal proceedings alleging patent infringement or other intellectual property rights violations. In addition, litigation, arbitration or other legal proceedings may be necessary to:

  •
  assert claims of infringement or misappropriation of or otherwise enforce our intellectual property rights;

  •
  protect our trade secrets or know-how; or

  •
  determine the enforceability, scope and validity of our intellectual property rights or those of others.

        We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management's efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties' intellectual property rights. We may also be restricted or prevented from developing, manufacturing, marketing or selling a product or service that we develop. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

The restatement of certain of our historical consolidated financial statements and the related material weakness in our internal controls over financial reporting could have an adverse effect on us.

        In this Form 10-K, we are restating our previously reported financial results for the quarters ended September 30, 2007, and March 31, June 30 and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007. The Company is also reporting a material weakness in its internal controls related to the restatement. The restatement and the related material weakness could negatively impact our relationships with our investors and other business partners, and could lead to litigation and/or regulatory inquiries, all of which could negatively impact our business, revenues, operating results and financial condition.

Our sales to foreign customers are subject to various export regulations, and the inability to obtain, or the delay in obtaining, any required export approvals would harm revenues.

        Our sales to foreign customers are subject to export regulations. Sales of several of our encryption and broadband products require clearance and export licenses from the U.S. Department of Commerce under these regulations. We cannot assure that such approvals will be available to us or our products in the future in a timely manner, or at all, or that the federal government will not revise its export policies or the list of products and countries for which export approval is required. In addition, the Departments of Commerce or State may prevent us from selling products to any of our distributors, customers or end-users at any time. These agencies may also place additional restrictions or requirements relative to certain products exportability. Our inability to obtain, or a delay in obtaining, required export approvals would harm our international sales. In addition, foreign companies not subject to United States export restrictions may have a competitive advantage in the international market. We cannot predict the impact of these factors on the international market for our products.

The Company's foreign transactions are subject to additional risks.

        The Foreign Corrupt Practices Act prohibits corporations and individuals, including the Company and its employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Although the Company has implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of the Company's employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of the Company's policies. Any such violation, even if prohibited by the Company's policies, could have a material adverse effect on the Company's business.

Our failure to comply with, or changes in, governmental regulation could adversely affect our business and operations.

        Our products, and the spectrum within which these products are used, are subject to regulation by domestic and foreign laws and international treaties, as are our customers. In particular, our wireless radio products are regulated by the FCC. The regulatory environment is uncertain. Changes in the regulatory structure, laws or regulations, or in the use or allocation of spectrum, could adversely affect us or our customers. Such changes could make our existing or planned products obsolete or not sellable in one or more markets, which could have a material adverse effect on us. Further, our failure to comply in the future with applicable regulations could result in penalties on us, such as fines, operational restrictions, or a temporary or permanent closure of our facilities.

We may be unable to meet the rapid rate of technology development required by our market.

        The products as complex as those under development by us frequently are subject to delays, and we cannot ensure that we will not encounter difficulties, such as the inability to assign a sufficient number of quality software and hardware engineers to key projects or other unanticipated causes, that could delay or prevent the successful and timely development, introduction and marketing of new products or required product features. In addition, our products are implemented by certain third-party hardware and software. We cannot ensure that we will be able to design, have manufactured, or procure from third parties, the hardware and software necessary to successfully implement our new products and applications.

Our recent financial results may impact our ability to secure satisfactory bonding arrangements, which could adversely affect revenues.

        In the normal course of our business activities, we are required under certain contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under our contracts. A number of factors can limit the availability of such bonds, including a company's financial condition and operating results, a company's record for completing similar systems contracts in the past and the extent to which a company has bonds in place for other projects. Bonds, which expire on various dates, totaled approximately $2.4 million at December 31, 2008, and, as of such date, no bonds have been drawn upon. However, if a customer for a systems contract declares an event of default under the outstanding bond related to the system contract, the issuer of our bonds could reduce the maximum amount of bond coverage available to us, or impose additional restrictions with respect to the issuance of bonds on behalf of us. Our inability to secure bonding arrangements when needed would adversely affect our ability to be awarded new systems installation contracts, which would adversely affect our revenues. Our recent financial results may also impact customers' decisions in awarding a new systems contracts where long-term warranties or service commitments are required.

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

        In 2008, 2007 and 2006, international sales constituted approximately 7%, 4% and 18% of revenues, respectively, most of which involve our land mobile radios for 2008 and our higher margin analog encryption products for 2007 and 2006, respectively. While many of the international sales are supported by irrevocable letters of credit or cash in advance and thereby pose little credit risk, our international business could be adversely affected by a variety of factors presenting increased risks to profitability. These factors include:

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

        In 1995, APCO promulgated a new recommended standard known as Project 25. Our land mobile radio marketing and research and development efforts are substantially focused on Project 25 standard compliant equipment. We believe that sales of our Project 25 digital wireless radio products have been, and will continue in the foreseeable future to be, substantially dependent upon Motorola's dominant position as a market leader in the Project 25 marketplace. Motorola is the largest manufacturer of Project 25 compliant wireless radio products and has been the principal public supporter of the Project 25 digital transmission standard for the wireless radio market. If Motorola does not continue to support the standard, or if the Project 25 standard is otherwise abandoned by industry and government public safety and public service users, it would adversely affect our operations, cash flows and financial condition. Further, if the industry materially accelerates its movement towards Phase II, the next generation of the APCO Project 25 standard, to the degree that our development efforts cannot keep pace with Phase II compliant equipment, it would have a material adverse effect on our financial results.

We face competitive pressures that could adversely affect revenues, gross margins and profitability.

        Our industry and markets are highly competitive. Motorola and M/A-Com hold dominant and entrenched market positions in the domestic public safety and service market for wireless communication products. In addition, these competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than our resources. Finally, these competitors have established trade names, trademarks, patents and other intellectual property rights and substantial technological capabilities. These advantages may allow such competitors to:

  •
  respond more quickly to new or emerging technologies;

  •
  manage more extensive research and development programs;

  •
  undertake more far-reaching marketing campaigns;

  •
  engage in more aggressive merger and acquisition strategies; and

  •
  adopt more aggressive pricing policies.

        In addition, other wireless communication technologies, including cellular telephone, paging, SMR, satellite communications and PCS currently compete and are expected to compete in the future with certain of our stand-alone products. Some have already announced, or are expected to announce, the availability of Project 25 compliant products or digital land mobile radios as part of their product offering. Also, we could lose some of our competitive advantage if our competitors obtain common criteria and FIPS 140-2 validation for their products. Accordingly, we cannot make any assurances that we will be able to continue to compete effectively in our markets, that competition will not intensify, or that future competition from existing or from new competitors will not have a material adverse effect on our revenues, gross margins or profitability.

Our future success will depend upon our ability and the resources available to respond to the rapidly evolving technology and customer requirements in the markets in which we operate.

        The markets in which we compete are rapidly evolving as a result of changing technology, industry standards and customer requirements. Our ability to compete effectively will depend upon our ability to anticipate and react to these changes in a timely manner. We may not have adequate capital or human resources to respond to these changes.

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

        In January 2008, we reorganized the Company into a single centralized corporate structure in an effort to improve efficiencies in our operations and reduce our infrastructure costs. We have continued our efforts to further reduce costs eliminating certain employee positions and / or leaving some positions unfilled. As a result, we rely upon the continued service of a relatively small number of key technical, sales and senior management personnel. Our future success depends on retaining our key employees and our ability to retain, attract and train other highly qualified technical, sales and managerial personnel.

        Additional changes to our organizational structure may result in further voluntary and involuntary attrition and loss of key personnel. Our employees can typically resign with little or no prior notice. Our loss of certain of our key technical, sales and senior management personnel, and the intellectual capital that they possess, or our inability to retain, attract and train additional qualified personnel could have a material adverse effect on our business, results of operations, cash flow and financial condition.

ITEM 2.    PROPERTIES

        We executed a ten-year lease on a 40,000 square-foot administrative and manufacturing facility located at 1440 Corporate Drive in Irving, Texas. Pursuant to a decision reached in April 2004, we moved our EFJohnson operations to this facility. On March 31, 2006, EFJohnson exercised an option under its existing lease agreement to purchase the facility for $3.6 million. Simultaneously, EFJohnson sold the facility to an unrelated party for $4.6 million and executed a ten-year lease for the facility terminating in March 31, 2016. The aggregate effect of the purchase and sale transaction was a gain of $1.0 million, which was deferred at March 31, 2006, and is recorded in accrued liabilities in the accompanying financial statements and is being amortized over the term of the lease as a reduction of rent expense in general and administrative expenses. The annual lease payments were approximately, $400,000 in 2006 increasing to $500,000 in 2007 and thereafter reflecting an additional 10,000 square feet expansion in the facility beginning in the first quarter of 2007.

        On June 30, 2008, we executed a ten-year lease, with a term commencing on October 1, 2008, on a 16,000 square-foot warehouse and quality testing facility located at 2720 Commodore Drive, Suite 120, Carrollton, Texas. The current annual rent is approximately $83,000, and rent will increase to approximately $87,000 from the third to the seventh year of the lease, and will increase to $91,000 from the seventh to the tenth year of the lease. The lease will expire on June 30, 2018.

        We also lease additional sales, customer service, repair depot and warehouse facilities in: Irving, Texas (approximately 15,000 square feet; annual rent of approximately $108,000); Waseca, Minnesota (approximately 8,700 square feet; annual rent of approximately $37,000); Landover, Maryland (approximately 1,200 square feet; annual rent of approximately $26,000 with the lease expiring on March 31, 2009); and Gaithersburg, Maryland, (approximately 2,000 square feet; on a month-to-month basis with monthly rent of approximately $2,100).

        The administrative offices for our 3eTI broadband business is located at 9715 Key West Blvd, #500, Rockville, MD. This facility is located within a secure multi-building business complex, and we occupy approximately 26,700 square feet with current annual rent of approximately $620,000, that will escalate three percent per annum on each anniversary date. The lease will expire May 31, 2012.

        We also lease an engineering facility located at 625 Kolter Drive, Indiana, PA, which consists of approximately 3,000 square feet and is located in single story, multi-building manufacturing complex. The annual rent is approximately $38,000, and the lease will expire on March 31, 2009.

        3eTI had a Taiwan administrative and manufacturing branch office located at 15f, No 957 Jungjeng Road, Junghe City, Taipei, Taiwan. Approximately 3,400 square feet was office space and 3,000 square feet was used for manufacturing. In connection with the closure of those operations, we early terminated the lease in March 2008, foregoing a $11,600 deposit and paying a three month termination fee.

        3eTI also leased additional warehouse facilities in: Indiana, Pennsylvania (approximately 3,600 square feet; annual rent of approximately $4,800 that was terminated on August 31, 2008); and King George, Virginia (approximately 1,600 square feet; annual rent of approximately $17,000 that was terminated on December 31, 2007).

        The administrative and sales facility for our Transcrypt business is located at 3900 NW 12th Street, Suite 200 in Lincoln, Nebraska. The facility consists of 18,000 square feet and is located within a multi-building industrial park complex near the Lincoln airport. Transcrypt moved to this facility in June 2004, upon termination of its lease at 4800 NW 1st Street, Suite 100, Lincoln, Nebraska, 68521. The present facility is leased pursuant to a ten-year agreement terminating May 31, 2014; annual occupancy costs, including estimated common area maintenance charges, are approximately $175,000.

ITEM 3.    LEGAL PROCEEDINGS

        We are party to various claims, legal actions and complaints arising in the ordinary course of our business. We do not believe that any liabilities relating to such matters are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

        The total we have accrued in regards to all legal proceedings as of December 31, 2008 was $0.1 million.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the stockholders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the NASDAQ Global Market under the symbol "EFJI."

        The following table sets forth, in the periods indicated, the high and low sales prices per share of our common stock, as reported by the NASDAQ Global Market (and its predecessor, the NASDAQ National Market) for the periods presented.

	High	Low
2007
First Quarter	$6.85	$5.18
Second Quarter	$6.09	$5.22
Third Quarter	$5.90	$4.93
Fourth Quarter	$5.83	$2.75
2008
First Quarter	$2.79	$1.12
Second Quarter	$1.95	$0.96
Third Quarter	$1.89	$1.02
Fourth Quarter	$1.92	$0.94

        The last sale price of the common stock on December 31, 2008, as reported in the NASDAQ Global Market was $1.34. As of March 30, 2009, we had approximately 26,342,627 shareholders of record.

Issuer Purchase of Equity Securities

        We have no programs to repurchase shares of our common stock. Pursuant to the terms of the 2005 Omnibus Incentive Compensation Plan ("2005 Plan"), participants may in some cases elect to have shares of restricted stock withheld by the Company in satisfaction of tax obligations due upon vesting of restricted stock. We classify these withheld shares as treasury stock and the shares are then available for re-issuance under the 2005 Plan. During the fourth quarter of 2008, the Company withheld 17,203 shares of stock in satisfaction of tax obligations arising in connection with the vesting of 65,040 shares of restricted stock on October 14, 2008 for Michael Jalbert, CEO. Other amounts withheld during the fiscal year for employees were not material.

Dividends

        We have never declared or paid any cash dividends on shares of our common stock. Further, our revolving line of credit agreement imposes restrictions upon our ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business. Any determination in the future to pay dividends would depend on our financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by our Board of Directors.

Performance Graph

        The graph below compares the quarterly cumulative return to stockholders (stock price appreciation plus reinvested dividends) for EF Johnson Technologies, Inc. common stock with the comparable return of two indexes: the NASDAQ Global Market and the NASDAQ Electronic Components Index. Points on the graph represent the performance between January 1, 2004 and December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among EF Johnson Technologies, Inc., The NASDAQ Composite Index
And The NASDAQ Electronic Components Index

    *$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
    Fiscal-year ending December 31.

	Period Ended December 31,
Company/Index/Market	2003	2004	2005	2006	2007	2008
EFJohnson Technologies, Inc.	$100.00	$165.25	$172.03	$114.41	$46.61	$22.71
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Electronic Components	100.00	78.30	84.93	79.38	92.16	47.68

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data is qualified by reference to, and should be read together with the Consolidated Financial Statements, with related notes and the related report of independent registered public accounting firm thereon, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2008, 2007 and 2006 and the Consolidated Balance Sheet data as of December 31, 2008 and 2007 are derived from the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2005 and 2004 and the Consolidated Balance Sheet data as of December 31, 2006, 2005, and 2004 are derived from financial statements not included herein.

        We have not amended our previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement noted herein. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

	2004	2005	2006	2007	2008
				(as restated)
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$80,870	$94,616	$96,721	$154,610	$126,286
Cost of sales (1)	42,901	45,671	61,291	113,606	83,560

Gross profit	37,969	48,945	35,430	41,004	42,726

Operating expenses:
Research and development	11,020	13,686	12,276	15,677	10,099
Sales and marketing	10,389	10,326	10,470	13,640	12,218
General and administrative(2)	12,493	12,982	18,928	24,193	24,435
Amortization of intangibles	6	6	727	1,613	1,526
Impairment of goodwill(3)	—	—	—	5,475	14,914
Write-off of in-process R&D	—	—	1,600	—	—

Total operating expenses	33,908	37,000	44,001	60,598	63,192

Income (loss) from operations	4,061	11,945	(8,571)	(19,594)	(20,466)
Interest (income), net of interest expense	(84)	683	1,045	(34)	(980)
Other (income), net of other expenses	(19)	(36)	—	(1)	(1)
Income tax benefit (expense)(4)	6,000	9,957	745	(21,470)	574

Net income (loss)	$9,958	$22,549	$(6,781)	$(41,099)	$(20,873)

Net income (loss) per share—Basic	$0.56	$1.07	$(0.26)	$(1.58)	$(0.79)

Net income (loss) per share—Diluted	$0.53	$1.06	$(0.26)	$(1.58)	$(0.79)

Weighted average common shares—Basic	17,824,708	20,984,688	25,844,956	26,039,246	26,261,062

Weighted average common shares—Diluted	18,749,893	21,253,783	26,207,242	26,404,221	26,690,487

Consolidated Balance Sheet Data:
Working capital	$31,300	$86,470	$67,942	$52,852	$51,726
Total assets	$70,319	$134,238	$152,563	$120,043	$97,687
Long-term debt and capitalized lease obligations, net of current portion	$68	$5	$15,332	$15,752	$16,112
Stockholders' equity	$52,985	$120,845	$116,706	$76,920	$59,969

(1)
2008 includes $0.8 million in reductions in cost of sales related to credits earned and 2007 includes a $3.4 million net increase in cost of sales for the write off of "Other Receivables" in the third quarter of 2007 net of credits earned.

(2)
Includes $1.2 million, $1.6 million, $1.8 million, $(0.3) million, and $2.1 million of non-cash compensation expense/(benefit) in 2008, 2007, 2006, 2005, and 2004, respectively, resulting from the variable accounting treatment applied to certain repriced stock options (2004 - 2005) and adoption of FAS 123R in 2006.

(3)
Impairment of goodwill of $14.9 million in 2008 and $5.5 million in 2007 related to the 3eTI reporting unit.

(4)
Income tax benefit amounts result primarily from a change in the valuation allowance for deferred tax assets during the fourth quarters of 2005 and 2004. For 2006 the income tax benefit was primarily due to increased net operating loss (NOL) carry forward. For 2007 the income tax expense was due to establishing a full valuation allowance for deferred tax assets as a result of a three-year cumulative loss. For 2008 the income tax benefit was primarily due to a reduction in deferred tax liabilities relating to the impairment charge for indefinite lived intangible assets associated with the 3eTI reporting unit.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        EF Johnson Technologies, Inc. is an innovator, developer and marketer of the highest quality secure communications solutions to organizations whose mission is to protect and save lives. We design, develop, market and support wireless communications, including wireless radios and wireless communications infrastructure and systems for digital and analog platforms, and secure wireless networking solutions that include Wi-Fi products, mesh networking, access points, bridges and client products. In addition, we offer encryption technologies for wireless voice, video and data communications. We provide our products and services to (i) domestic and foreign public safety/public service entities, (ii) federal, state and local governmental agencies, including the Departments of Homeland Security and Defense, and (iii) domestic and foreign commercial customers.

        Our products are marketed under the "EFJohnson," "3eTI" and "Transcrypt" brand names. Our EFJohnson-branded products consist of wireless radios and wireless communications infrastructures and systems. Our wireless offerings are primarily digital solutions designed to operate in both analog and digital wireless radio system environments. These products are based on the Project 25 industry standard and our systems utilize Voice over Internet Protocol ("VoIP") technology to enhance interoperability among systems, improve bandwidth efficiency, and integrate voice and data communications. We sell these products and systems primarily to domestic governmental entities, such as the Departments of Defense and Homeland Security, as well as state and local governmental agencies.

        We also have significant license rights that allow us to sell our EFJohnson wireless communications products that are compatible with the large installed base of analog wireless radios, infrastructure and proprietary systems as well as networks that will utilize the next generation of public safety technology. We believe there is a strong commitment by the federal government to improve homeland security by providing first responders with secure and interoperable communications. Government agencies are currently mandating secure and interoperable compliant digital wireless communications systems to replace the existing proprietary analog systems. We understand that the federal government, which typically provides the funding for such wireless systems, and to a lesser extent, state governmental agencies, have made appropriations for such future systems a top priority.

        Our 3eTI-branded products consist of secure Wi-Fi products, including mesh network, access point, bridge, and client products, as well as security software and custom solutions. We also provide sensor networking solutions, through our InfoMatics® middleware, which enables sensors and databases to communicate data to pertinent personnel for command and control applications in near real-time. 3eTI-branded products are integrated into solutions that get information to essential users so they may securely, reliably and cost-effectively utilize communications to meet federal and military customer's force protection/anti-terrorism mission requirements and corporate needs. We specialize in secure government wireless broadband solutions and have achieved many firsts in wireless technology, including the first validated Federal Information Processing Standards ("FIPS") 140-2 Layer 2 access point. In 2006, we became the first wireless supplier to receive National Information Assurance Partnership ("NIAP") Evaluation Assurance Level 2 Common Criteria Validation ("Common Criteria") for our wireless LAN access point and client software. We continue to maintain and advance our secure capabilities.

        Our Transcrypt-branded products consist of encryption technologies for analog wireless radios. We leverage our leading market position to gain new customers in parts of the world where wireless radio systems remain analog, security needs are high, and the cost to upgrade to a digital secured communications system is prohibitive. These products are sold as aftermarket add-on components or embedded components for existing analog radios and systems. Terrorist threats, political unrest and military conflicts drive the need for more secure communications. We offer other solutions, such as our digital encryption product for certain analog and digital wireless radios, to obtain higher levels of security which also allows for compatibility with our analog encryption product line.

        Prior to 2008, the Company was organized, and reported its financial results, as a parent company with two segments, Private Wireless Communications and Secured Communications. Having recognized that the public safety/public service market is moving towards convergent telecommunications solutions, the continued demand for interoperability and the transition from analog to digital platforms, we reorganized the Company in January 2008 into a single centralized corporate structure that we expect to improve efficiencies in our operations and reduce our infrastructure costs. Our current products, system solutions, and technology allow us to participate and be competitive in this transitioning market and technology trend of convergence.

        In light of these changes, the Company reassessed its segment reporting, and beginning with the first quarter of 2008, no longer reported the two segments of Private Wireless Communications and Secured Communications. The operating structure of the Company also changed in the first quarter of 2008. Under the new structure, all of the Company's operations report up to the chief executive officer and president through the chief operating officer. The chief financial officer, chief operating officer, and general counsel report to the chief executive officer and president. Management allocates resources and evaluates results based on the financial performance of the consolidated entity. Based on the synergies of our products, customers, and organizational structure, the Company now operates in a single segment.

Restatement of Consolidated Financial Statements

        In this Form 10-K, we are restating our previously reported financial results for the quarters ended September 30, 2007 and March 31, June 30, and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007.

        The previously filed annual report on Form 10-K for 2007 and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

        On March 30, 2009, the Audit Committee (the "Audit Committee") of the Company's Board of Directors concluded that, upon the recommendation of management, in consultation with Grant Thornton LLP ("Grant Thornton"), the Company's independent registered public accounting firm, the Company's previously issued financial statements for each of the quarters ended September 30, 2007 and March 31, June 30 and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007, require restatement.

        During the third quarter of 2007, the Company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The agreement granted credits on future purchases to the Company, and therefore should have been accounted for by reducing the cost of future inventory purchases, and subsequently cost of sales, over the period of the agreement, and the outstanding receivable should have been written off. Prior to the restatement, the Company recorded credits received as a result of this agreement as collections of a receivable instead of a reduction of inventory cost. As a result, the Company is writing off this "Other Receivable" balance as of the third quarter of 2007, and the related credits on future purchases received under this agreement are being treated as a reduction to cost of sales resulting from the lower cost basis of inventory. The write-off of this receivable is being charged to cost of sales, as the transactions that generated the disputed receivables related to the transfer of inventory at cost to a contract manufacturer. Based on estimated purchases, we anticipate that approximately $2.7 million of credits remaining at December 31, 2008 will be earned over the next two to three years pursuant to this agreement.

        This adjustment is a non-cash adjustment in 2007 and 2008. Future purchases covered by the memorandum of understanding will have a positive impact on our gross margin and operating income on a going forward basis.

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

        Gross Margins—There are a number of factors that have impacted and will impact our gross margins. These include:

  •
  Revenue Mix—We historically generated consistently higher gross margins from our Transcrypt branded encryption products and relatively lower margins for our EFJohnson and 3eTI branded products. While once a significant part of our revenues, our Transcrypt branded products represent less than 4% of our revenues in 2007 and 2008, thus have minimal impact on our gross margin. We expect this lower encryption revenue to continue into the future years. EFJohnson and 3eTI branded products are impacted by the type of sale, with those sales including more features, options and accessories obtaining higher margins than those with a larger amount of third party product content. This varies depending on the nature and type of sale, dollar value of the sale and competitive bid dynamics.

  •
  Outsourcing—During 2004, we made the decision to design our own RF module and outsource manufacturing of our products and systems. Through the first quarter of 2005, we produced most of our land mobile communications products at our Minnesota facility. As of March 31, 2005, the Minnesota facility was substantially closed, and we transitioned this production to our Texas-based outsource vendor. During this time period, we also began integrating our own RF module instead of purchasing a third-party module. These activities negatively impacted our gross margins during 2005, 2006 and 2007 due to the complex processes, rework and inventory arrangements established with our contract manufacturer. During 2006, we added a second contract manufacturer to improve price competition and quality as well as to mitigate production risk. During 2007, we continued to experience increased inventory reserve requirements for raw materials and service stock coupled with increased levels of warranty claims associated with the RF module.

    During 2008, we launched our new land mobile radio platform which we believe has substantially improved design, manufacturability, and overall quality. In the later part of 2008, we began to achieve lower rework and warranty expenditures and expect this trend to continue into 2009 as the transition from our older platform to our new platform is completed. We will continue to evaluate the need to retain on hand inventory to service and provide warranty to the older platform during the next three to five years and will record a write down against our inventory reserves as we begin this transition for inventory not expected to be consumed during this time period.

        Reorganization—On November 15, 2007, the Company committed to an organizational plan (the "Plan") to shift operationally from three divisions into one integrated corporate structure. The Plan was implemented during 2008 and resulted in a positive impact to our gross profits and operating expense structure beginning in the second quarter of 2008. We plan to continue to hold the line on expenses as we progress into 2009.

        Research and Development—With the adoption of the Project 25 standard, the need for digital product technology for government customers has increased. As such, we concentrate our research and development efforts on digital technology for land mobile radios and systems. In 2009, we will continue to develop products, features, accessories and systems in 2009 that comply with the Project 25 standard. Additionally, we plan to invest further research and development efforts in 3eTI, supporting incremental product development and government certifications for our products and software solutions.

        In 2008, research and development expenditures were concentrated on:

  •
  trunked and conventional Project 25 system infrastructure, including repeaters, voters and base stations;

  •
  applying standard internet protocol switching techniques for connecting wireless sites utilizing VoIP technology including wide area multi-site trunking;

  •
  development of new lower cost radios with new features such as submersibility and the expansion to address the remaining frequency bands, new vocoder and location based technologies; and

  •
  continued development of our wireless networking solutions such as intelligent video analytics, enhancement of industrial WLAN and secure supplicant software.

        General and Administrative—General and Administrative includes expenses for non-cash stock compensation expense of $1.2 million, $1.6 million and $1.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), and selected the modified prospective method to report equity-based compensation amounts in the consolidated financial statements. We are currently using the Black-Scholes option pricing model to determine the fair value of all equity-based grants. Prior to 2006, we accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. During the fourth quarter of 2008, we evaluated the past and expected forfeitures and determined that an increase in the forfeiture rate associated with our equity-based compensation was appropriate. The increase in the forfeiture rate resulted from the integration of our business units reducing the number of employees throughout the year. The impact of this change was a cumulative reduction to equity-based compensation expense of $1.0 million recorded in the fourth quarter of 2008. The unamortized amount of equity-based compensation expense as of December 31, 2008 was $2.5 million. Of this balance we anticipate that equity-based compensation expense will be approximately $1.2 million in 2009.

        General and Administrative also includes $0.5 million of estimated costs for the exit, disposal, certain severance and other charges associated with the reorganization of our operations for 2008 and $0.6 million for 2007. We anticipate an insignificant amount of reorganization costs in the first quarter of 2009.

        General and Administrative also includes impairment charges of $3.5 million due to annual impairment testing of our definite and indefinite lived intangible assets associated with the 3eTI reporting unit. Impairments are recorded if the reporting unit's fair value is less than the carrying value. Actual results may differ from the estimates used under different assumptions and conditions. Further impairment adjustments may be required in future periods that could have a material adverse impact on our financial statements.

        Amortization of Intangibles—Amortization expense, related to intangible assets which are subject to amortization, was $1.5 million for the year ended December 31, 2008. Amortization expense of intangible assets is anticipated to be approximately $1.0 million, $1.0 million, $1.0 million, $0.9 million and $0.6 million for 2009, 2010, 2011, 2012, and 2013, respectively.

        Intangible assets were purchased as part of the acquisition of 3eTI. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis. Additionally, intangible assets subject to amortization are reviewed for impairment at least annually. Intangible assets consisting of trademark and trade name and certifications are not subject to amortization and are reviewed for impairment at least annually as noted above.

        Impairment of Goodwill—Represents goodwill impairment charges of $14.9 million resulting from the annual impairment testing of our goodwill tested in the fourth quarter of 2008 associated with the 3eTI reporting unit. This impairment charge brought the goodwill associated with our 3eTI reporting unit to a zero balance. Our goodwill is tested for impairment annually as of December 31 of each year typically after we have completed our strategic planning and budget cycle for the following year, unless events or circumstances would require an immediate review. Goodwill amounts are generally allocated to the reporting units based upon amounts allocated at the time of their respective acquisition. Because of delays in key new business opportunities and near-term growth opportunities considered in our original assessment of 3eTI that did not materialize within the expected timelines, it was necessary to significantly lower cash flow projections for this reporting unit. Specifically, we reduced the revenue and margin projections based on our recent financial performance, strategic plans and future performance expectations for the non-government solutions programs of the reporting unit. Actual results may differ from the estimates used under different assumptions and conditions. Impairments are recorded if the reporting unit's fair value is less than the carrying value.

Description of Operating Accounts

        Revenues.    Revenues consist of product sales, services, and government-funded research and development services and solutions net of returns and allowances. Longer-term system and government services revenues are recognized under the percentage of completion method.

        Cost of Sales.    Cost of sales includes costs of components and materials, labor, depreciation and overhead costs associated with the production of our products and services, as well as shipping, royalty, inventory reserves, warranty product costs, and incurred cost under sales contracts.

        Gross Profit.    Gross profit is net revenues less the cost of sales and is affected by a number of factors, including competitive pricing, product mix, business segment mix, cost of products and services, including warranty and inventory reserves, and conversion costs.

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

        Sales and Marketing.    Sales and marketing expenses consists primarily of salaries and related costs of sales personnel, including sales commissions and travel expenses, as well as costs of advertising, product and program management, public relations and trade show participation.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other expenses associated with our management, post sales operations support, accounting, IT and administrative functions. This expense also includes the impact of equity-based compensation expense and costs related to our operating facilities moves. Pertinent to 3eTI, accounting for government contracts delineates what is a direct charge allowable to include in contract costs and what is considered to be an indirect charge reflected as general and administrative expenses. We consider indirect engineering labor and operating costs such as quality, planning, operations, and company fringe benefits, general administrative salaries and other general administrative expenses as general and administrative expense. This expense also includes impairment charges associated with the definite and indefinite lived intangible assets acquired in the 3eTI acquisition.

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

        Net Interest Income or Expense.    Net interest income (expense) consists of interest income earned on cash and invested funds, net of interest expense for capital leases, the term note and bank revolving line of credit.

        Provision for Income Taxes.    Provision (benefit) for income taxes includes the increase or decrease in the valuation reserve that is based upon management's conclusions regarding, among other considerations, our historical operating results and forecasted future earnings over a five-year period, our current and expected customer base projections, and technological and competitive factors impacting our current products. Current financial accounting standards require that organizations analyze all positive and negative evidence relating to deferred tax asset realization, which would include our historical accuracy in forecasting future earnings, as well as our history of losses since 2006. Should factors underlying management's estimates change, future adjustments, either positive or negative, to our valuation allowance may be necessary. Our tax asset is principally composed of net tax benefits associated with net operating loss carryforwards, or NOLs.

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

        We periodically review our revenue recognition procedures to assure that such procedures are in accordance with the provisions of Staff Accounting Bulletins 101 and 104, Statement of Position 81-1 and other interpretations, as applicable. In addition, while most of our current products contain software, we believe the software is incidental in the overall context of our products' features and functionality, therefore, at present we do not use revenue recognition pronouncements applicable to software sales.

Receivables

        Accounts receivable are presented in the balance sheet at net realizable value, which equals the gross receivable value less allowance for bad debts and estimated returns and allowances. Such allowances are based upon our estimate of non-collectability due to customer factors, such as payment history and customer classification. If our estimates of non-collectability prove to be inaccurate, we may be required to record a larger allowance.

        Other receivables mainly consist of credits due from the outsourced manufacturers as a result of inventories purchased or transferred for production.

Inventories

        Inventories are recorded at the lower of cost or market with cost based on a standard cost method that approximates the first-in, first-out costing method. We periodically assess our inventory for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, and adjust inventory balances accordingly. We consider, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, the impact of introducing new products, and compliance with laws and regulations, including the Restriction of Hazardous Substances Directive ("RoHS"). If our estimate proves to be inaccurate, we may be required to adjust our reserves accordingly.

        Inventories comprised of components and parts on hand to support maintenance of products previously sold, or Service Inventory, are anticipated to be utilized over extended periods of time. Service inventories are carried at the lower of cost or market.

Goodwill and Other Intangibles Assets

        Goodwill represents the excess of purchase price over fair value of identifiable net tangible and identifiable intangible assets acquired. We assess the recoverability of the indefinite lived tangible and intangible assets by performing a fair value impairment test, at least annually. If the respective carrying amount exceeds the fair value, the indefinite lived tangible and intangible assets are considered to be impaired and written down to its estimated net realizable value. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such indefinite lived tangible and intangible assets and present value implied by estimates of future revenues, costs and expenses and other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for secured wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of indefinite lived tangible and intangible assets may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the indefinite lived tangible and intangible assets. During our strategic planning and budget preparation in the fourth quarter of 2008, we noted continued delays in key new business opportunities and near-term growth opportunities considered in our original assessment of 3eTI that did not materialize within the expected timelines. Therefore, it was necessary to significantly lower cash flow projections for this reporting unit. Specifically, we reduced the revenue and margin projections based on our recent financial performance, strategic plans and future performance expectations for the non-government solutions programs of the reporting unit. Identifiable intangible assets with identifiable fixed lives, consisting of existing technology, customer relationships, licenses and covenants not-to-compete, are amortized over their useful life on a straight-line basis. If our estimates of the fair value of indefinite lived intangible assets are inaccurate, future impairment charges may be required.

Warranty Costs

        We generally provide a one to three year warranty on our products. We estimate future warranty claims based on historical experience and anticipated costs to be incurred. During 2008, we launched our new land mobile radio platform which we believe has substantially improved design, manufacturability, and overall quality. In the second half of 2008, we began to achieve lower warranty expenditures and expect second half level of 2008 expenditures to continue into 2009 as the transition from our older platform to our new platform is completed. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

Income Taxes

        We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are provided to the extent that recoverability of tax assets is not considered likely. In determining recoverability of the future tax benefits associated with our deferred tax asset, management takes into account, among other factors, our historical operating results, our current and expected customer base, technological and competitive factors impacting our current products, and management's estimates of future earnings that are based upon a five-year earnings projection, using information currently available, and discounted for risk.

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

        We continually evaluate whether events and circumstances have occurred which may indicate that the carrying value may not be recoverable. When such events or circumstances exist, the recoverability of the long-lived asset's carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may be required to impair these assets.

Stock-based Compensation

        Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility and expected option life. To the extent our estimates used are adjusted in calculating fair value and expected forfeiture rates, the amount of compensation costs we would be required to record could change.

Results of Operations

        The following table sets forth certain Consolidated Statement of Operations information as a percentage of revenues during the periods indicated.

	Year ended December 31
	2008	2007	2006
		(as restated)
Revenues	100.0%	100.0%	100.0%
Cost of sales	66.2%	73.5%	63.4

Gross profit	33.8	26.5	36.6

Operating expenses:
Research and development	8.0	10.1	12.7
Sales and marketing	9.7	8.8	10.8
General and administrative	19.3	15.6	19.6
Amortization of intangibles	1.2	1.0	0.8
Impairment of goodwill	11.8	3.5	—
In-process R&D	—	—	1.7

Total operating expenses	50.0	39.2	45.5

Income (loss) from operations	(16.2)	(12.7)	(8.9)
Interest income (expense), net	(0.8)	(0.0)	1.1
Other income	(0.0)	(0.0)	—
Income tax benefit (expense)	0.5	(13.9)	0.8

Net income (loss)	(16.5)%	(26.6)%	(7.0)%

Comparison of the Fiscal years Ended December 31, 2008 and 2007

        Revenues.    Our revenues decreased $28.3 million, or 18%, to $126.3 million for 2008 from $154.6 million for 2007. The decline was attributable to large deliveries against Department of Defense contracts in 2007 not replicated in 2008. Partially offsetting this decline in revenue were increases in revenues associated with the FCC rebanding effort and large deliveries against state and local orders.

        Gross Profit.    Our gross profit increased $1.7 million, or 4%, to $42.7 million for 2008 from $41.0 million for 2007. The increase was the result of reduced warranty costs associated with improved product quality, lower material handling and order fulfillment costs relating to the integration of the business units during the first quarter of 2008, and credits earned on inventory purchases. This was partially offset by a decline in gross profit attributable to the volume variance due to the decline in revenue. In addition, 2007 gross margins were negatively impacted by a write off of $3.6 million of "Other Receivables". Gross profit, as a percentage of revenues, or gross margin, was 33.8% for 2008, as compared to 26.5% for 2007.

        Research and Development.    Research and development expenses decreased $5.6 million, or 36%, to $10.1 million for 2008 from $15.7 million for 2007. Research and development expenses as a percentage of revenues decreased to 8% in 2008 versus 10% for 2007.

        The decrease in research and development expenses is primarily attributable to a non-recurring engineering cost reimbursement of $4.0 million received in the second quarter of 2008 from a customer for research and development expenses relating to the development and re-engineering of our Multi-Net radio product line associated with the FCC re-banding effort. The development of our Multinet radio has been completed and no further non-recurring engineering cost reimbursement will be received. Additional reductions in research and development expenses were realized as a result of the integration of the business units during the first quarter of 2008. We anticipate an overall increase in our 2009 research and development expenditures resulting from no further non-recurring engineering cost reimbursement of this magnitude.

        Sales and Marketing.    Sales and marketing expenses decreased $1.4 million, or 10% to $12.2 million for 2008 from $13.6 million for 2007. The decrease is mainly attributable to lower sales incentives resulting from the decline in revenue noted above. Sales and marketing expenses as a percentage of revenues were 10% for 2008 versus 9% in 2007.

        General and Administrative.    General and administrative expenses increased $0.2 million, or 1%, to $24.4 million for 2008 from $24.2 million for 2007. As a percentage of revenue, general and administrative expenses were 19% of revenues for 2008 versus 16% for 2007. General and administrative expenses remained relatively flat in 2008 compared with 2007 primarily attributable to impairment charges of $3.5 million for the annual impairment testing of our definite and indefinite lived intangible assets associated with the 3eTI reporting unit. Excluding this impairment charge, general and administrative would have declined in 2008 as compared with 2007 due to lower general and administrative expenses associated with 3eTI and the integration of our operating units in the first quarter of 2008.

        On November 15, 2007, the Company committed to an organizational plan (the "Plan") to shift from three divisions to one integrated corporate structure focused on secure wireless communications for government and industrial customers. The Plan was implemented in the first quarter of 2008. Implementation of the Plan included senior and middle management changes as well as staff reductions to eliminate redundant positions and reflect the Company's decision to close down production in three locations, with all outsourcing centralized in the Dallas/Fort Worth area.

        In connection with the Plan, the Company identified approximately $1.1 million in total costs to execute the Plan, resulting in cash expenditures of $1.1 million during 2008. The Company recorded an expense of $0.5 million and $0.6 million during the years ended December 31, 2008 and 2007, respectively. The costs consisted primarily of severance, relocation, and other employee-related costs.

        Included in general and administrative expenses for the year ended December 31, 2008 was $1.2 million related to equity-based compensation expense required by SFAS 123R. For the year ended December 31, 2007, we recorded equity-based compensation expense of $1.6 million. During the fourth quarter of 2008, we evaluated the past and expected forfeitures and determined that an increase in the forfeiture rate associated with our equity-based compensation was appropriate. The increase in the forfeiture rate resulted from the integration of our business units reducing the number of employees throughout the year. The impact of this change was a cumulative reduction to equity-based compensation expense of $1.0 million recorded in the fourth quarter of 2008. The unamortized amount of equity-based compensation expense as of December 31, 2008 was $2.5 million. Of this balance we anticipate that equity-based compensation expense will be approximately $1.3 million in 2009.

        Amortization of Intangibles.    For the years ended December 31, 2008 and 2007, we recorded $1.5 million and $1.6 million, respectively, of amortization mainly associated with the intangibles acquired in the July 2006 acquisition of 3eTI. Intangible assets, consisting of existing technology, customer relationships and technology licenses are amortized over their useful life on a straight-line basis.

        Impairment of Goodwill—Represents goodwill impairment charges of $14.9 million for the annual impairment testing of our goodwill tested in the fourth quarter of 2008 associated with the 3eTI reporting unit. This impairment charge brought the goodwill associated with our 3eTI reporting unit to a zero balance. In the fourth quarter of 2007, we also performed our annual evaluation of the goodwill assets resulting in impairment charges of $5.5 million associated with the goodwill related to the 3eTI reporting unit. We have had no impairment of the goodwill associated with our EF Johnson reporting unit. Our goodwill is tested for impairment annually as of December 31 of each year typically after we have completed our strategic planning and budget cycle unless events or circumstances would require an immediate review.

        During our strategic planning and budget preparation in the fourth quarter of 2008, we noted continued delays in key new business opportunities and near-term growth opportunities considered in our original assessment of 3eTI that did not materialize within the expected timelines. Therefore, it was necessary to significantly lower cash flow projections for this reporting unit. Specifically, we reduced the revenue and margin projections based on our recent financial performance, strategic plans and future performance expectations for the non-government solutions programs of the reporting unit. Therefore, we concluded that the fair value of this reporting unit was lower than the carrying value of the associated goodwill, and thus overall impaired. Actual results may differ from these estimates under different assumptions and conditions.

        Interest Expense, net.    Interest expense, net, increased $0.9 million to $1.0 million in expense for 2008 from $0.03 million for 2007. The increase is attributable to interest on the term loan, short term borrowings and lower interest income earned on cash investments.

        Income Tax Benefit (Expense).    For the years ended December 31, 2008 and 2007, we recorded an income tax benefit/(expense) of $0.6 and $(21.5) million, respectively. For 2008, the income tax benefit was primarily due to a reduction in deferred tax liabilities relating to the impairment charge for indefinite lived intangible assets associated with the 3eTI reporting unit. The tax expense for 2007 reflects a $27.8 million increase in the valuation allowance on net deferred tax assets and certain business credits and adjustments. The increase in the valuation allowance in 2007 is based upon management's conclusions regarding, among other considerations, our cumulative loss position for the three years ended December 31, 2007, our current backlog, current and expected customer base, technological and competitive factors impacting our current products, and management's estimates of future earnings based on information currently available.

        Net Income (loss).    Net income (loss) was $(20.9) million in 2008, an improvement of $20.2 million or 49%, as compared to a net loss of $(41.1) million in 2007. Impairment charges against goodwill and other intangibles of $18.4 million made up 88% of the 2008 net loss. In 2007, income tax expense of $21.5 million made up 52% of the net loss, impairment charges against goodwill and other intangibles of $5.8 million made up 14% of the net loss and the write off of "Other Receivables" of $3.4 million net of credits received made up 8% of the net loss.

Comparison of the Fiscal years Ended December 31, 2007 and 2006

        Revenues.    Our revenues increased $57.9 million, or 60%, to $154.6 million for the fiscal year ended December 31, 2007 from $96.7 million for fiscal 2006. The increase was primarily driven by revenues generated from one large Department of Defense order.

        Gross Profit.    Our gross profit increased $5.6 million, or 16%, to $41.0 million in the year ended December 31, 2007 from $35.4 million for the year ended December 31, 2006. The increase in gross profit was due to land mobile radio revenues increasing by $18.9 million offset by the decline in gross profit from the encryption products of $9.9 million and the write off of "Other Receivables" of $3.4 million net of credits received.

        Gross margin was 27% in 2007, as compared to 37% for the same period in 2006. The overall decrease in gross margin is reflective of lower gross margins of the 3eTI revenues coupled with substantially lower high margin encryption revenues. The Company recorded increased inventory reserves of $2.2 million for raw material and service stock coupled with increased warranty reserves of $2.4 million related to increased repair work related to RF Module changes and higher sales volumes. During the third quarter of 2007, the Company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The execution of the memorandum of understanding effectively changed the nature of the outstanding non-trade receivable such that it should no longer be considered a receivable balance. As a result, the Company wrote off this "Other Receivable" of $3.6 million in the third quarter of 2007 against cost of sales negatively impacting our gross margin.

        Research and Development.    Research and development expenses increased $3.4 million to $15.7 million in 2007 compared to $12.3 million in 2006. As a percentage of revenue, research and development expenses were 10% of revenues for 2007 and 13% for 2006. The increase in research and development expenses in 2007 was primarily attributable to new product development requiring project, prototype and testing costs. 3eTI also invested in the development products for commercial customers in addition to their government funded SBIR programs.

        Sales and Marketing.    Sales and marketing expenses increased $3.2 million, or 30%, to $13.6 million in 2007 from $10.5 million in 2006. As a percentage of revenue, sales and marketing expenses were 9% of revenues for 2007 and 11% for 2006. This increase is the result of higher commission expenses associated with the increased revenues and the inclusion of a full year of sales and marketing expenses for our broadband products.

        General and Administrative.    General and administrative expenses increased $5.3 million, or 28%, to $24.2 million for 2007 from $18.9 million in 2006. As a percentage of revenue, general and administrative expenses were 16% of revenues for 2007 and 20% for 2006, respectively.

        Included in general and administrative expenses for the year ended December 31, 2007 was $1.6 million related to equity-based compensation expense required by SFAS 123R. For the year ended December 31, 2006, we recorded equity compensation expense of $1.8 million. The overall increase in general and administrative expenses is primarily attributable to the inclusion of 3eTI administrative expenses of $6.3 million for a full year in 2007 compared to $3.5 million for six months ended December 31, 2006. Also included was an impairment charge of $0.3 million for the annual impairment testing of our indefinite lived intangible assets associated with the 3eTI reporting unit. $1.9 million of the increase primarily related to higher professional fees, property tax and bad debt expenses.

        On November 15, 2007, the Company committed to an organizational plan (the "Plan") to shift from three divisions to one integrated corporate structure focused on secure wireless communications for government and industrial customers. The Plan was designed to achieve profitability and to support a new technology roadmap driving towards a streamlined and more effective structure. Implementation of the Plan included senior and middle management changes as well as staff reductions to eliminate redundant positions and reflect the Company's decision to close down production in three locations, with all outsourcing centralized in the Dallas/Fort Worth area. Included in general and administrative expenses in the fourth quarter of 2007 is a restructuring charge of $0.6 million.

        Amortization of Intangibles.    For the years ended December 31, 2007 and 2006, we recorded $1.6 million and $0.7 million, respectively, of amortization mainly associated with the intangibles acquired in the July 2006 acquisition of 3eTI. The overall increase is due to a full year's amortization recorded in 2007 for 3eTI intangibles versus the six month's of 3eTI amortization in 2006. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis.

        Impairment of Goodwill—In the fourth quarter of 2007, we performed our annual evaluation of the goodwill assets resulting in impairment charges of $5.5 million associated with the goodwill 3eTI reporting unit. Because of delays in key new business opportunities and near-term growth opportunities considered in our original assessment of 3eTI that did not materialize within the expected timelines, it was necessary to lower cash flow projections for this reporting unit. Specifically, we reduced the revenue and margin projections based on our recent financial performance and future performance expectations of the reporting unit. Therefore, we concluded that the fair value of this reporting unit was lower than the carrying value of the associated goodwill.

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

        Interest Income (Expense), Net.    Net interest income (expense) decreased $1.1 million to $(0.03) million in 2007 from $1.1 million in 2006. The decrease in net interest income is attributable to a full year of interest on the term loan associated with the 3eTI acquisition and lower interest income earned on cash balances for 2007.

        Income Tax Benefit (Expense).    For the years ended December 31, 2007 and 2006, we recorded an income tax (expense)/benefit of $(21.5) million and $0.7 million, respectively. The increase in tax expense for 2007 reflects a $27.8 million increase in the valuation allowance on net deferred tax assets and certain business credits and adjustments. The increase in the valuation allowance in 2007 is based upon management's conclusions regarding, among other considerations, our cumulative loss position during 2007, 2006 and 2005, our current backlog, current and expected customer base, technological and competitive factors impacting our current products, and management's estimates of future earnings based on information currently available. As of December 31, 2006, we had $23.7 million in deferred tax assets before the valuation allowance of $3.8 million.

        Net Income (loss).    Net income (loss) was $(41.1) million in 2007, a loss increase of $34.3 million, or 504%, as compared to a net loss of $(6.8) million in 2006. Income tax expense of $21.5 million made up 52% of the net loss. The remainder of the loss was primarily due to impairment losses (noted above) coupled with the significantly higher than anticipated decline in analog encryption high margin revenue and the write off of "Other Receivables" (noted above).

Selected Quarterly Financial Information

        The following table sets forth certain unaudited financial information in dollars and as a percentage of revenues for the eight quarters ended December 31, 2008. In our opinion, this information has been prepared on the same basis as the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for subsequent periods or for the entire fiscal year.

Quarterly Results of Operations

	Quarter Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
			(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands, except per share data)
Revenues	$38,948	$57,296	$33,715	$24,651	$33,899	$32,570	$34,500	$25,317
Cost of sales(1)	26,374	38,866	27,622	20,744	22,505	21,564	21,649	17,842

Gross profit	12,574	18,430	6,093	3,907	11,394	11,006	12,851	7,475

Operating expenses:
Research and development(2)	3,459	4,115	3,929	4,174	3,255	121	3,559	3,164
Sales and marketing	3,406	3,720	3,163	3,351	3,166	3,248	3,275	2,529
General and administrative(3)(4)(5)	5,646	6,192	5,699	6,656	6,401	5,706	4,756	7,572
Amortization of intangibles	421	374	407	411	407	406	357	356
Impairment of goodwill(6)	—	—	—	5,475	—	—	—	14,914

Total operating expenses	12,932	14,401	13,198	20,067	13,229	9,481	11,947	28,535

Income (loss) from operations	(358)	4,029	(7,105)	(16,160)	(1,835)	1,525	904	(21,060)
Interest (expense) income and other income (expense)	(5)	(16)	33	(47)	(181)	(268)	(259)	(273)

Net income (loss) before income taxes	$(363)	$4,013	$(7,072)	$(16,207)	$(2,016)	$1,257	$645	$(21,333)

Income tax benefit (expense)(7)	—	(159)	137	(21,448)	—	—	—	574

Net income (loss)	$(363)	$3,854	$(6,935)	$(37,655)	$(2,016)	$1,257	$645	$(20,759)

Net income (loss) per share—basic	$(0.01)	$0.15	$(0.27)	$(1.44)	$(0.08)	$0.05	$0.02	$(0.79)

Net income (loss) per share—diluted	$(0.01)	$0.15	$(0.27)	$(1.44)	$(0.08)	$0.05	$0.02	$(0.79)

Weighted average common shares—basic	26,030	26,031	26,036	26,060	26,063	26,082	26,122	26,328

Weighted average common shares—diluted	26,368	26,409	26,413	26,426	26,063	26,407	26,687	26,940

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales(1)	67.7	67.8	81.9	84.1	66.4	66.2	62.8	70.5

Gross profit	32.3	32.2	18.1	15.9	33.6	33.8	37.2	29.5

Operating expenses:
Research and development(2)	8.9	7.2	11.7	16.9	9.6	0.4	10.3	12.5
Sales and marketing	8.7	6.5	9.4	13.6	9.3	10.0	9.5	10.0
General and administrative(3)(4)(5)	14.5	10.8	16.9	27.0	18.9	17.5	13.8	29.9
Amortization of intangibles	1.1	0.7	1.2	1.7	1.2	1.2	1.0	1.4
Impairment of goodwill(6)	—	—	—	22.2	—	—	—	58.9

Total operating expenses	33.2	25.1	39.1	81.4	39.0	29.1	34.6	112.7

Income (loss) from operations	(0.9)	7.0	(21.1)	(65.6)	(5.4)	4.7	2.6	(83.2)
Interest (expense) income and other income (expense), net	(0.0)	(0.0)	0.1	(0.2)	(0.5)	(0.8)	(0.8)	(1.1)
Income tax benefit (expense)(7)	—	(0.3)	0.4	(87.0)	—	—	—	2.3

Net income (loss)	(0.9)%	6.7%	(20.6)%	(152.8)%	(5.9)%	3.9%	1.8%	(82.0)%

(1)
During the third quarter of 2007, the company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The execution of the memorandum of understanding effectively changed the nature of the outstanding non-trade receivable such that it should no longer be considered a receivable balance. As a result, the company wrote off this "Other Receivable" of $3,557 in the third quarter of 2007 against cost of sales negatively impacting our gross margin. We received credits related to inventory purchases under the agreement amounting to

  $111, $96, $246, $223 and $189 in the quarters ended December 31, 2007, March 31, June 30, September 30 and December 31, 2008, respectively.

(2)
The decrease in research and development expenses is primarily attributable to a non-recurring engineering cost reimbursement of $4.0 million received in the second quarter of 2008 from a customer for research and development expenses relating to the development and re-engineering of our Multinet radio product line associated with the FCC re-banding effort.

(3)
We incurred non-cash compensation expense of $536, $590, $599 and $(117) in the quarters ended March 31, June 30, September 30 and December 31, 2007, and $642, $533, $566 and $(492) in the quarters ended March 31, June 30, September 30 and December 31, 2008 respectively. See Notes 14 and 15 of Notes to Consolidated Financial Statements for a more detailed explanation.

(4)
In relation to the re-organization of the Company, we recorded $620 for one time termination benefits and other associated costs in the quarter ended December 31, 2007.

(5)
During the fourth quarter of 2008 and 2007, we incurred impairment charge against the intangibles of $3.5 million and $0.3 million, respectively, associated with the 3eTI reporting unit.

(6)
During the fourth quarter of 2008 and 2007, we incurred a goodwill impairment loss of $14.9 million and $5.5 million, respectively, associated with the 3eTI reporting unit.

(7)
A tax expense of $(21,448) in the fourth quarter of 2007 primarily due to management's determination that the net deferred assets require a full valuation allowance. The timing of our changes in the estimate was dependent upon various factors considered by management. A tax benefit of $574 was recorded in the fourth quarter of 2008 due to a reduction in deferred tax liabilities relating to the impairment charge for indefinite lived intangible assets associated with the 3eTI reporting unit.

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

Liquidity and Capital Resources

        In connection with the acquisition of 3eTI in 2006, the total consideration paid by EFJ consisted of $36.0 million in cash, which includes $3.6 million to be held in escrow to indemnify EFJ for any claims under the Agreement. In January 2009, we settled claims under the Agreement and received $2.8 million of the funds held in the escrow account. The acquisition was funded from $21.0 million in cash and a $15.0 million term loan under an amended credit facility.

        We amended our secured line of credit agreement with Bank of America in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") plus a margin ("LIBOR Margin") determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Following the renegotiation of this agreement, the $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI as discussed in Note 20 of Notes to Consolidated Financial Statements. The Loan Agreement expires June 30, 2010. The LIBOR Margin was 200 basis points at December 31, 2008. The effective interest rate at December 31, 2008 was 3.431 percent. Through the expiration of the term loan, we expect to build our cash balances in anticipation of refinancing the term loan at maturity. Given the current economic and credit conditions, additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us and our stockholders.

        The Company borrowed against the revolving line during the year due to the collection timing of certain receivables. We had outstanding borrowings of $6.5 million and $2.0 million at March 31, 2008 and September 30, 2008, respectively. At December 31, 2008 and 2007, no borrowings were outstanding on the revolving line of credit. The total available credit under the line of credit was $14.4 million and $13.3 million as of December 31, 2008 and 2007, respectively. As discussed in more detail below, the maximum that we can borrow under the revolving credit line has been reduced to $10.0 million.

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

        We were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2007. As a result, on March 10, 2008 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one time basis and amended the Loan Agreement to, among other things, revise such financial covenants, add additional covenants, and to modify the advance and borrowing revisions under the Loan Agreement. In order to maintain compliance with the terms of the Amendment, we were required to maintain a certain level of EBITDA and minimum liquidity each of the 2008 quarterly financial reporting periods.

        We were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2008. As a result, on March 16, 2009 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one time basis and amended the Loan Agreement to, among other things, lower the revolving line of credit from $15.0 million to $10.0 million, revise such financial covenants, add additional covenants, and to modify the advance and borrowing revisions under the Loan Agreement. In order to maintain compliance with the terms of the Amendment, the Company pledged as additional cash collateral for the remaining term of the term loan, $3.0 million on the effective date of the Amendment. Furthermore, beginning with the quarter ending June 30, 2009, we are required to maintain a certain level of EBITDA, a certain fixed charge coverage ratio on a cumulative basis beginning April 1, 2009, a minimum funded debt to EBITDA ratio on an annualized basis beginning April 1, 2009 for each quarterly financial reporting period through June 30, 2010 and limit capital expenditures to $2.5 million for 2009. In addition, the interest rate on the revolving note issuable pursuant to the Loan Agreement has been amended to a floating rate equal to LIBOR plus a Libor Margin ranging from 2.50% to 5.00% through the term of the note based on the Company's funded debt to EBITDA. Effective with the Amendment, the Libor margin will be 400 basis points through the second quarter of 2009.

        Letters of credits and bonds.    In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. There were no letters of credit under our line of credit as of December 31, 2008 and there was $0.3 million as of December 31, 2007. Performance and bid bonds, which expire on various dates, totaled $2.4 million and $0.5 million at December 31, 2008 and 2007, repectively. No bonds had been drawn upon at either date. The increase in bonds relate to the contract awarded in May 2008 by the Government of Yukon, Canada that is collateralized by restricted cash of $2.0 million. We believe our bonding arrangements provide us with sufficient bonding availability through 2009.

        The Company's primary sources of liquidity are its cash and cash equivalents which were $11.3 million at December 31, 2008. Due to the net losses in 2008, 2007 and 2006, we considered several key factors in assessing the liquidity requirements of the Company for the next twelve months.

Management developed operational cash flow projections which factor in our backlog of orders, the continued focus on cost management, and our historical collection and payment patterns with customers and vendors. We noted that the majority of our customers are with the United States Government, state counties that are rebanding under the FCC and Sprint/Nextel escrowed funds arrangement, state and local agencies and our dealer network supporting state and local agencies. In several cases our customer purchases of products and services are supported by encumbered funds and grants. While this does not provide absolute payment assurance, it does indicate collectibility is reasonably assured. Management continues to monitor the financial condition of our vendors and supply chain noting some impact from the current economic conditions could disrupt our deliveries.

        We analyzed these management projections against our modified bank covenants for 2009 noting that on a risk adjusted probability of meeting these projections, the covenants would be met. Additionally, the lowered capital expenditure covenant is not expected to negatively impact our ability to generate revenue in 2009. We noted that we are current and have made timely interest payments on our term note. Furthermore, we may utilize our revolving line of credit during interim operating business cycles requiring cash to fulfill large orders. The revolving line of credit is projected to be supported by the underlying borrowing base of the Company. Based on these factors among others, we believe that our available cash, financing and cash flow from operations will be adequate to meet our anticipated needs for at least the next twelve months.

        Net cash from operating activities.    Our operating activities provided/(used) cash of ($0.7) million, ($3.8) million and $6.5 million in 2008, 2007 and 2006, respectively. Cash provided by or used in operating activities is primarily a reflection of our collections on billed receivables, investment in inventories and expenditures for operations.

        During 2008, we collected $128.1 million of billed receivables that effectively increased cash from operating activities by $1.9 million. Additionally, $69.4 million was used to purchase inventories and $2.0 million was used in other operating expenses. Inventory purchases were $35.0 million lower than in the prior year due to purchases associated with the fulfillment of the large Department of Defense order in 2007. Additionally, the inventory balances have increased at December 31, 2008 due to year end order and shipment delays which resulted in lower inventory utilization patterns that were different than projected.

        During 2007, we collected $155.6 million of billed receivables that effectively increased cash from operating activities by $2.1 million. Additionally, $104.4 million was used to purchase inventories and $8.7 million was provided from other operating expenses. Inventory purchases were higher than the prior year due to fulfillment of a large Department of Defense order. Additionally, the inventory balances have increased at December 31, 2007 due to business mix changes which resulted in inventory utilization patterns that were different than projected at the end of the year.

        During 2006, we collected $110.9 million of billed receivables that effectively increased cash from operating activities by $17.6 million. Additionally, $62.6 million was used to purchase inventories and $44.7 million was used for other operating expenses. Inventory purchases were higher than in the prior year due to projected increases in sales and inventory increases related to the acquisition of 3eTI. Additionally, the inventory balances have increased at December 31, 2006 due to business mix changes which resulted in inventory utilization patterns that were different than projected during the year.

        Net cash from investing activities.    During the years ended December 31, 2008, 2007, and 2006, we used $3.7 million, $3.5 million and $38.9 million in investing. During 2008, $2.0 million was restricted to secure a $2.0 million bonding arrangement (noted above) and $1.9 million was used to purchase fixed assets. During 2007, $3.2 million was used to purchase fixed assets. In July 2006, $36.0 million was used to acquire 3eTI as described above and in Footnote 20 in the Notes to Consolidated Financial Statements. On March 31, 2006, $3.6 million was used to purchase and $4.6 million was provided from the sale of the EFJohnson facility in Irving, Texas. In 2006, cash of $4.2 million was used to purchase fixed assets.

        Net cash from financing activities.    Financing activities provided cash of $0.1 million in 2008, $0.1 million in 2007, and $16.1 million in 2006. Although there were no short-term borrowings under the revolving line outstanding at December 31, 2008, the Company borrowed against the revolving line during the year due the collection timing of certain receivables. We had outstanding borrowings of $6.5 million and $2.0 million at March 31, 2008 and September 30, 2008, respectively. In July 2006, financing activities provided $15.0 million through the issuance of a term note as described above.

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

  Operating leases

        We also lease various equipment and buildings under operating leases. Future minimum rental payments under non-cancelable operating lease agreements are shown below in the table under the subheading "Contractual Obligations." Of the $7.9 million operating lease obligations, $8.6 million relates to the leases of our operating facilities with leases expiring through June 2018; and $(0.7) million relates to sale lease back gain amortization and short term sublet premises. We anticipate that, in the normal course of business, leases will be renewed or replaced as they expire.

Tabular Disclosure of Contractual Obligations

        Our known contractual obligations as of December 31, 2008 are shown below:

	Payment due by period
Contractual Obligations (in millions)	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations(1)	$15.0	$—	$15.0	$—	$—
Operating lease obligations	7.9	1.6	3.0	1.8	1.5
Purchase obligations(2)	18.6	17.6	1.0	—	—
Other long-term liabilities—deferred revenue	1.4	1.2	0.2	—	—

Total	$42.9	$20.4	$19.2	$1.8	$1.5

(1)
Interest expense on the long-term debt obligation will be approximately $850 per annum based on a 5.64% interest rate that is fixed by the related interest rate swap agreement.

(2)
Purchase obligations represent purchase commitments to suppliers of services, inventory and capital expenditures that could be canceled with sufficient notice, generally 30 to 60 days.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in VIE transactions nor have any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial instruments consist of cash, cash equivalents, short- and long-term investments, trade accounts receivable, accounts payable and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. As of December 31, 2008, we had an investment portfolio of short-term investments in a variety of interest-bearing instruments, consisting of United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities and money market accounts. Due to the short duration of our investment portfolio, a hypothetical 1% change in interest rates would not be material to our financial condition or results of operations.

        Although a substantial majority of our sales are denominated in U.S. dollars, fluctuations in the value of international currencies relative to the U.S. dollar may affect the price, competitiveness and profitability of our products sold in international markets. Furthermore, the uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. Additionally, troubled economic and political conditions could result in lower revenues for us. While many of our international sales are supported by letters of credit or cash in advance, the purchase of our products by international customers presents increased risks, which include:

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

  •
  natural disasters or acts of terrorism;

  •
  difficulties in protecting intellectual property; and

  •
  susceptibility to orders being cancelled as a result of foreign currency fluctuations since a substantial majority of our quotations and invoices are denominated in U.S. dollars.

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

Recently Issued Accounting Standards

        In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 amends SFAS 157 to provide guidance regarding the manner in which SFAS No. 157 should be applied in determining fair value of a financial asset when there is no active market for such asset at the measurement date.

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

        In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect significant changes in the disclosure requirements of the swap agreement and related term loan.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquirer and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The adoption of SFAS 160 currently has no impact on our Consolidated Financial Statements.

        In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently not impacted by EITF Issue No. 07-1.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Item 15. Exhibits and Financial Statement Schedules and Reports" for the Company's consolidated financial statement, and the notes thereto, and the financial statement schedule filed as part of this report.

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

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the year ended December 31, 2008. This evaluation, or the controls evaluation, was done under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Based on this evaluation, our CEO and CFO concluded that the company's disclosure controls and procedures are not effective as of the end of the period covered by this report due to the specific material weakness discussed below.

Management's Report on Internal Control over Financial Reporting (F-1)

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

        We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was performed using the Internal Control—Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. In performing this assessment, management identified the following material weakness:

  •
  During the third quarter of 2007, the Company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The agreement granted credits on future purchases to the Company, and therefore should have been accounted for by reducing the cost of future inventory purchases, and subsequently cost of sales, over the period of the agreement, and the outstanding receivable should have been written off. Prior to the restatement, the Company recorded credits received as a result of this agreement as collections of a receivable rather than a reduction of inventory cost. As a result, the company is writing off this "Other Receivable" as of the third quarter of 2007 and the related credits on future purchases received under this agreement are being treated as a reduction to cost of sales resulting from the lower cost basis of inventory. Management did not properly and timely identify that the execution of this agreement required a change in accounting treatment in accordance with Generally Accepted Accounting Principles, and therefore is a material weakness in Internal Control Over Financial Reporting.

        For purposes of this report, the term "material weakness" means a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2) or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

        Based on the material weakness described above, management has concluded that, as of December 31, 2008, we did not maintain effective internal control over financial reporting.

        This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Form 10-K.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference from the information provided under the headings "Proposal One—Election of Class II Directors", "Corporate Governance and Information About Directors", "Information about Executive Officers," "Security Ownership" "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" of our Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the information provided under the headings "Compensation Discussion and Analysis", "Summary Compensation Table", "Grants of Plan-Based Awards Table", "Outstanding Equity Awards at Fiscal Year-End Table", "Option Exercises and Stock Vested Table", "Nonqualified Deferred Compensation Table", "All Other Compensation Table", "Compensation Committee Report" and "Perquisites Table" of our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled "Security Ownership" of our Proxy Statement.

        The following table summarizes our equity compensation plan information as of December 31, 2008. Information is included for both equity compensation plans which were approved by our stockholders. We currently maintain two equity compensation plans, the 1996 Stock Incentive Plan and the 2005 Omnibus Incentive Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 1996 Stock Incentive Plan and 2005 Omnibus Incentive Plan as of December 31, 2008.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders(1)(2)	1,655,640	$4.98	1,385,850
Equity compensation plans not approved by security holders	—	$—	—

Total	1,655,640	$4.98	1,385,850

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

        In addition, the Company maintains the 1999 Non-Employee Director Stock Purchase Plan under which the non-employee directors of the Company may elect to receive some or all of their compensation for serving on the Board of Directors of the Company in the form of Company common stock. During 2008, Robert Barnett, Veronica Haggart and Thomas Thomsen elected to participate in the 1999 Plan. As of December 31, 2008, there were 30,077 shares available for issuance under this Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled "Corporate Governance and Information About Directors—Certain Relationships and Related Transactions" of our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled "Audit Committee Disclosure" of our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULES AND REPORTS

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among the Company, Avanti Acquisition Corp., 3e Technologies International, Inc., Chih-Hsiang Li and the principal stockholders named therein, dated as of July 10, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2006).
3.1(a)
Second Amended and Restated Certificate of Incorporation of the Company filed on September 30, 1996 with the Secretary of State of the State of Delaware as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2008).
3.1(b)
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Company filed on May 28, 2008 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 30, 2008).

Exhibit Number	Description
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2008).
4.1(a)
Description of Specimen Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the SEC on November 21, 1996, Commission file number 333-14351).
4.1(b)	Specimen Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 30, 2008).
10.1+
Transcrypt International, Inc. 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the S-8 Registration Statement filed with the SEC on October 27, 2000, Commission file number 333-48880).
10.2+
Transcrypt International, Inc. 1999 Non-Employee Director Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 2000).
10.3+	Transcrypt International, Inc. 1999 Executive Officer Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company Annual Report on Form 10-K filed with the SEC on March 23, 2000).
10.4+	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 2007).
10.5+	Transcrypt Executive Health Program (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on March 7, 2002).
10.6(a)+
2005 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the SEC on November 15, 2005, Commission file number 333-129717).
10.6(b)+	EFJ, Inc. form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2006).
10.6(c)+	EFJ, Inc. form of Non-Statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2006).
10.6(d)+
2005 Omnibus Incentive Compensation Plan's Restricted Shares Form of Notice of Award and Restricted Share Award Agreement (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on November 11, 2005, Commission file number 333-129717).
10.6(e)+
EFJ, Inc. 2005 Omnibus Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2007)
10.6(f)+
Amendment to EFJ, Inc. 2005 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on June 27, 2008, Commission file number 333-151999).

Exhibit Number	Description
10.7+	Form of Adoption Agreement for Nonstandardized 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.24 to the Registration Statement on Form S-1/A filed with the SEC on November 21, 1996, Commission file number 333-14351).
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
10.11
Master Agreement for Products and Services between E. F. Johnson Company and McDonald Technologies International, Inc. dated May 14, 2004 (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2005).
10.12
Agreement between Transcrypt International, Inc. and Tran Electronics, Inc. dated December 2, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2004).
10.13(a)+
Employment Agreement between the Company and Jana Ahlfinger Bell dated February 1, 2005 (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2005).
10.13(b)+
Amendment to Employment Agreement between the Company and Jana Ahlfinger Bell dated as of December 4, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2008).
10.14+
Consulting Agreement and Termination of Employment Agreement between the Company and John T. Connor dated February 23, 1999 (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 1999).
10.15(a)+
Employment Agreement between the Company and Michael E. Jalbert dated October 15, 2002 (incorporated herein by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2003).
10.15(b)+
Transcrypt International, Inc. Michael Jalbert 1999 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the S-8 Registration Statement filed with the SEC on October 27, 2000, Commission file number 333-48836).

Exhibit Number	Description
10.15(c)+	Letter Agreement between the Company and Michael E. Jalbert dated October 14, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 29, 2008).
10.15(d)+
Amended and Restated Employment Agreement between the Company and Michael E. Jalbert dated as of November 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 7, 2008).
10.16+
Separation Agreement and Release between E. F. Johnson Company and Ellen O. O'Hara dated January 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2008).
10.17(a)
Revolving Line of Credit Loan Agreement and Security Agreement between the Company, E. F. Johnson Company and Bank of America, N.A., dated November 15, 2002 (incorporated herein by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2003).
10.17(b)
First Amendment to Revolving Line of Credit, Loan Agreement and Security Agreement by and among the Company, E. F. Johnson Company, Transcrypt International, Inc. and Bank of America, N.A., dated September 13, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 5, 2004).
10.17(c)
Second Amendment to Revolving Line of Credit Loan Agreement and Security Agreement by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc, and Bank of America, N.A., dated July 11, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 14, 2006).
10.17(d)
Term Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc., and Bank of America, N.A., dated July 11, 2006 dated as of July 11, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2006).
10.17(e)
Second Amendment to Revolving Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc., and Bank of America, N.A., dated July 11, 2006 dated as of July 11, 2006 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 14, 2006).
10.17(f)
Third Amendment to Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of March 6, 2006 by and among the Company, E.F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 7, 2007).
10.17(g)
Third Amendment to Revolving Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc., and Bank of America, N.A., dated as of March 10, 2008, (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2008).

Exhibit Number	Description
10.17(h)	Fourth Amendment to Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of March 10, 2008 by and among the Company, E.F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 13, 2008).
10.17(i)
First Amendment to Term Note by and among the Company, E.F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc. and Bank of America, N.A., dated as of March 10, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2008).
10.17(j)
Fifth Amendment to Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of March 13, 2009 by and among the Company, E.F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2009).
10.17(k)
Fourth Amendment to Revolving Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc., and Bank of America, N.A., dated as of March 13, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2009).
10.17(l)
Second Amendment to Term Note by and among the Company, E.F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc. and Bank of America, N.A., dated as of March 13, 2009 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2009).
10.18
Lease Agreement between the Company and 1440 Corporate, L.P., dated March 31, 2006 (incorporated herein by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K filed with the SEC on April, 6, 2006).
10.19(a)+
Employment Offer Letter between Massoud Safavi and the Company dated November 15, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 16, 2007).
10.19(b)+
Employment Agreement between Massoud Safavi and the Company dated November 15, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 16, 2007).
10.19(c)+
Relocation Policy between Massoud Safavi and the Company dated November 15, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on November 16, 2007).
10.19(d)+
Amendment to Employment Agreement between Massoud Safavi and the Company dated December 4, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2008).
10.19(e)+
Relocation Policy between Massoud Safavi and the Company dated December 4, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2008).
10.20
Sublease Agreement between the Company and MANUGISTICS, INC., dated May 1, 2007 (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2008).

Exhibit Number	Description
10.21(a)+	Employment Agreement between Elaine Flud Rodriguez and the Company dated March 17, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2008).
10.21(b)+
Amendment to Employment Agreement between Elaine Flud Rodriguez and the Company dated as of December 4, 2008 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2008).
10.22
Settlement Agreement and Mutual Release between the Company and the Company Securityholders, by and through Chih-Hsiang Li as Stockholders' Agent, dated as of January 13, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 20, 2009).
11.1	Statement re. Computation of Per Share Earnings.
21	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP.
31.1	Chief Executive Officer's Certification of Report on Form 10-K for Year Ended December 31, 2008.
31.2	Chief Financial Officer's Certification of Report on Form 10-K for Year Ended December 31, 2008.
32.1	Written Certification of Chief Executive Officer, dated March 31, 2009, pursuant to 18 U.S.C. § 1350.
32.2	Written Certification of Chief Financial Officer, dated March 31, 2009, pursuant to 18 U.S.C. § 1350.

Δ
Except as noted below, Form 8-K, 10-Q and 10-K have SEC file number 000-21681

*
Confidential treatment has previously been granted by the SEC as to a portion of this exhibit.

+
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EF JOHNSON TECHNOLOGIES, INC.
By:	/s/ MICHAEL E. JALBERT Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Dated: March 31, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL E. JALBERT Michael E. Jalbert	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009
/s/ JANA AHLFINGER BELL Jana Ahlfinger Bell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
/s/ EDWARD H. BERSOFF Edward H. Bersoff	Director	March 31, 2009
/s/ VERONICA A. HAGGART Veronica A. Haggart	Director	March 31, 2009
/s/ MARK S. NEWMAN Mark S. Newman	Director	March 31, 2009
/s/ THOMAS R. THOMSEN Thomas R. Thomsen	Director	March 31, 2009
/s/ WINSTON J. WADE Winston J. Wade	Director	March 31, 2009
/s/ ROBERT L. BARNETT Robert L. Barnett	Director	March 31, 2009

MANAGEMENT'S REPORT

Management's Report on Financial Statements:

        Our management is responsible for the preparations, integrity and fair presentation of information in our consolidated financial statements, including estimates and judgments. The consolidated financial statements presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the consolidated financial statements and other financial information included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this report. The consolidated financial statements have been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

        Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In performing this assessment, management identified the following material weakness:

  •
  During the third quarter of 2007, the Company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The agreement granted credits on future purchases to the Company, and therefore should have been accounted for by reducing the cost of future inventory purchases, and subsequently cost of sales, over the period of the agreement, and the outstanding receivable should have been written off. Prior to the restatement, the Company recorded credits received as a result of this agreement as collections of a receivable rather than a reduction of inventory cost. As a result, the company is writing off this "Other Receivable" as of the third quarter of 2007 and the related credits on future purchases received under this agreement are being treated as a reduction to cost of sales resulting from the lower cost basis of inventory. Management did not properly and timely identify that the execution of this agreement required a change in accounting treatment in accordance with Generally Accepted Accounting Principles, and therefore is a material weakness in Internal Control Over Financial Reporting.

        For purposes of this report, the term "material weakness" means a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2) or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

        Based on the material weakness described above, our management concluded that as of December 31, 2008, we did not maintain an effective system of internal control over financial reporting.

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

/s/ MICHAEL E. JALBERT Michael E. Jalbert, Chief Executive Officer
/s/ JANA AHLFINGER BELL Jana Ahlfinger Bell, Chief Financial Officer
Irving, Texas March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
EF Johnson Technologies, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of EF Johnson Technologies, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EF Johnson Technologies, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2007.

/s/ Grant Thornton LLP
Dallas, Texas March 31, 2009

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007
(in thousands, except share and per share data)

	2008	2007
		(as restated)
Current assets:
Cash and cash equivalents	$11,267	$15,636
Accounts receivable, net of allowance for returns and doubtful accounts of $1,969 and $1,636, respectively	19,515	21,345
Receivables—other	849	3,498
Cost in excess of billings on uncompleted contracts	5,116	3,275
Inventories, net	37,322	33,871
Prepaid expenses	1,632	1,109

Total current assets	75,701	78,734
Property, plant and equipment, net	5,996	7,096
Restricted cash	2,021	—
Goodwill	5,126	20,040
Other intangible assets, net of accumulated amortization	8,770	13,821
Other assets	73	352

TOTAL ASSETS	$97,687	$120,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt obligations	$9	$8
Accounts payable	11,728	13,411
Accrued expenses	10,786	11,232
Billings in excess of cost on uncompleted contracts	217	221
Deferred revenues	1,235	1,010

Total current liabilities	23,975	25,882
Long-term debt obligations, net of current portion	15,006	15,015
Deferred income taxes	631	1,489
Other liabilities	1,106	737

TOTAL LIABILITIES	40,718	43,123

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,336,735 and 26,210,232 issued and outstanding as of December 31, 2008 and December 31, 2007, respectively)	262	262
Additional paid-in capital	154,688	153,356
Accumulated other comprehensive loss	(1,088)	(710)
Accumulated deficit	(96,861)	(75,988)

Less: Treasury stock (18,083 shares at cost at December 31, 2008)	(32)	—

TOTAL STOCKHOLDERS' EQUITY	56,969	76,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,687	$120,043

See accompanying notes to the consolidated financial statements.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share and per share data)

	2008	2007	2006
		(as restated)
Revenues	$126,286	$154,610	$96,721
Cost of sales	83,560	113,606	61,291

Gross profit	42,726	41,004	35,430

Operating expenses:
Research and development	10,099	15,677	12,276
Sales and marketing	12,218	13,640	10,470
General and administrative	24,435	24,193	18,928
Amortization of intangibles	1,526	1,613	727
Impairment of goodwill	14,914	5,475	—
Write-off of in-process R&D	—	—	1,600

Total operating expenses	63,192	60,598	44,001

Loss from operations	(20,466)	(19,594)	(8,571)
Interest income	197	1,074	1,551
Interest expense	(1,177)	(1,108)	(506)
Other expense, net	(1)	(1)	—

Loss before income taxes	(21,447)	(19,629)	(7,526)
Income tax benefit (expense)	574	(21,470)	745

Net loss	$(20,873)	$(41,099)	$(6,781)

Net loss per share—Basic	$(0.79)	$(1.58)	$(0.26)

Net loss per share—Diluted	$(0.79)	$(1.58)	$(0.26)

Weighted average common shares—Basic	26,261,062	26,039,246	25,844,956

Weighted average common shares—Diluted	26,690,487	26,404,221	26,207,242

See accompanying notes to the consolidated financial statements.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2008, 2007 and 2006,
(in thousands, except share and per share data)

	Common Stock Shares	Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
Balances, December 31, 2005	25,867,094	259	150,387	(1,693)	—	(28,108)	—	120,845

Comprehensive loss:
Net loss	—	—	—	—	—	(6,781)	—	(6,781)
Fair value adjustments for interest rate swap	—	—	—	—	(332)	—	—	(332)

Total comprehensive loss	—	—	—	—	—	—	—	(7,113)
Unearned stock compensation reclassification	—	—	(1,693)	1,693	—	—	—	—
Expense related to restricted stock awards	—	—	460	—	—	—	—	460
Expense related to option awards	—	—	1,307	—	—	—	—	1,307
Modification to restricted stock awards	(20,000)	—	—	—	—	—	—	—
Issuance of stock to directors in lieu of cash compensation	4,460	—	32	—	—	—	—	32
Exercise of stock options	168,390	2	196	—	—	—	—	198
Proceeds of sale of stock	159,763	1	976	—	—	—	—	977

Balances, December 31, 2006	26,179,707	262	151,665	—	(332)	(34,889)	—	116,706

Comprehensive loss:
Net loss (as restated)	—	—	—	—	—	(41,099)	—	(41,099)
Fair value adjustments for interest rate swap	—	—	—	—	(378)	—	—	(378)

Total comprehensive loss (as restated)								(41,477)
Expense related to restricted stock awards	—	—	24	—	—	—	—	24
Expense related to restricted stock units	—	—	8	—	—	—	—	8
Expense related to option awards	—	—	1,553	—	—	—	—	1,553
Expense related to satisfied stock appreciation rights	—	—	23	—	—	—	—	23
Issuance of stock to directors in lieu of cash compensation	4,405	—	25	—	—	—	—	25
Exercise of stock options	26,120	—	58	—	—	—	—	58

Balances, December 31, 2007 (as restated)	26,210,232	262	153,356	—	(710)	(75,988)	—	76,920

Comprehensive loss:
Net loss	—	—	—	—	—	(20,873)	—	(20,873)
Fair value adjustments for interest rate swap	—	—	—	—	(378)	—	—	(378)

Total comprehensive loss								(21,251)
Expense related to restricted stock awards	—	—	538	—	—	—	—	538
Expense related to restricted stock units	—	—	135	—	—	—	—	135
Expense related to option awards	—	—	557	—	—	—	—	557
Expense related to satisfied stock appreciation rights	—	—	19	—	—	—	—	19
Issuance of stock to directors in lieu of cash compensation	44,249	—	65	—	—	—	—	65
Exercise of stock options	100,337	—	18	—	—	—	—	18
Treasury Stock	(18,083)	—	—	—	—	—	(32)	(32)

Balances, December 31, 2008	26,336,735	262	154,688	—	(1,088)	(96,861)	(32)	56,969

See accompanying notes to the consolidated financial statements.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007, and 2006
(in thousands, except share data)

	2008	2007	2006
		(as restated)
Cash flows from operating activities:
Net loss	$(20,873)	$(41,099)	$(6,781)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for uncollectible accounts and returns	333	848	617
Impairment of goodwill	14,914	5,475	—
Impairment of other intangible assets	3,525	300	—
Depreciation and amortization	4,548	4,440	3,075
Recognition of deferred gain	(95)	(95)	(74)
Write-off of in-process R&D	—	—	1,600
Deferred taxes	(858)	21,418	(821)
Stock-based compensation	1,249	1,633	1,767
Gain on sale of fixed assets	—	—	129
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	1,497	1,235	16,968
Receivables—other	2,649	5,174	(795)
Cost in excess of billings on uncompleted contracts	(1,841)	665	(2,214)
Inventories	(3,451)	(9,460)	(9,080)
Prepaid expenses and other	(523)	208	(272)
Accounts payable	(1,683)	2,314	1,969
Accrued expenses and other liabilities	(351)	3,216	(498)
Billings in excess of cost on uncompleted contracts	(4)	(206)	422
Deferred revenues	216	152	522

Total adjustments	20,125	37,316	13,315

Net cash (used in) provided by operating activities	(748)	(3,782)	6,534

Cash flows from investing activities:
Proceeds from sale of facility	—	—	4,600
Increase in restricted cash	(2,021)	—	—
Purchase of facility	—	—	(3,650)
Purchase of property, plant and equipment	(1,922)	(3,183)	(4,189)
Acquisition, net of cash acquired	—	—	(36,074)
Purchase of intangibles	—	(94)	—
Other assets	279	(266)	415

Net cash used in investing activities	(3,664)	(3,543)	(38,898)

Cash flows from financing activities:
Proceeds on revolving lines of credits	15,400	—	—
Principal payments on revolving lines of credits	(15,400)	—	—
Proceeds from capitalized lease	—	25	—
Proceeds from note payable	—	—	15,000
Principal payments on long-term debt	(8)	(7)	(65)
Purchase of treasury stock	(32)	—	—
Proceeds from issuances of common stock	65	—	977
Proceeds from exercise of stock options	18	58	230

Net cash provided by financing activities	43	76	16,142

Net decrease in cash and cash equivalents	(4,369)	(7,249)	(16,222)
Cash and cash equivalents, beginning of period	15,636	22,885	39,107

Cash and cash equivalents, end of period	$11,267	$15,636	$22,885

Supplemental Disclosure of Cash Flow Information:
We paid interest of $1,223, $1,088 and $262 during the years 2008, 2007 and 2006, respectively.
We paid income taxes of $243, $171 and $398 during the years 2008, 2007 and 2006, respectively.

See accompanying notes to the consolidated financial statements.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share and per share date)

1. Significant Accounting Policies:

        The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Organization

        We are a provider of secure wireless communications solutions that are sold to: (1) domestic and foreign public safety / public service entities, (2) federal, state and local governmental agencies, including the Departments of Homeland Security and Defense, and (3) domestic and foreign commercial customers. Through EFJohnson, Transcrypt and 3eTI we design, develop, market, and support:

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

Principles of Consolidation

        The consolidated financial statements include the accounts of EF Johnson Technologies, Inc. and our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

        All highly-liquid investments with original maturities less than 90 days are considered cash equivalents. We place our temporary cash investments with high-credit financial institutions. Such investment balances may at times exceed FDIC insured limits and are carried at cost, which approximates fair value.

Revenue Recognition

        If collection is reasonably assured, and no significant future obligations or contingencies associated with the sale exist, revenues for product sales are recognized when delivery occurs, less an estimate for an allowance for returns. For shipments where collection is not reasonably assured, we recognize revenue as cash is received. If collection is contingent on a future contractual event, we recognize revenue when the contingency lapses, generally upon cash collection. Our sales typically do not provide the customer with a general right of return except as provided under our warranties.

        System sales under long-term contracts are accounted for using the percentage-of-completion method. Under this method, revenues are recognized as work on a contract progresses. The revenue

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

1. Significant Accounting Policies: (Continued)

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

        We periodically review our revenue recognition procedures to assure that such procedures are in accordance with the provisions of SEC Staff Accounting Bulletins 101 and 104, Statement of Position 81-1 and other interpretations as applicable. In addition, while most of our current products contain software, we believe the software is incidental in the overall context of our product's features and functionality, therefore, at present we do not use revenue recognition pronouncements applicable to software sales.

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

        Other receivables are primarily attributable to credits due from the outsourced manufacturers as a result of inventories purchased or transferred for production.

Inventories

        Inventories are recorded at the lower of cost or market with cost based on a standard cost method that approximates the first-in first-out costing method. We periodically assess our inventories for potential obsolescence and lower-of-cost-or-market issues. We make estimates of inventory obsolescence, providing reserves when necessary, and adjust inventory balances accordingly. We consider, among other factors, demand for inventories based on backlog, product pricing, the ability to liquidate or sell older inventories, and the impact of introducing new products.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

1. Significant Accounting Policies: (Continued)

        Inventories comprised of components and parts on hand to support maintenance of products previously sold, or service inventories, are anticipated to be utilized over extended periods of time. Service inventories are carried at the lower of cost or market.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Our policy is to capitalize expenditures for major improvements and to charge to operating expenses the cost of maintenance and repairs. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: buildings—fifteen to thirty years; leasehold improvements—the lesser of the term of the lease or fifteen years; equipment and furniture and fixtures—two to seven years; computer applications (software)—one to three years. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. Any resulting gain or loss is included in current operating results.

Long-Lived Asset Impairment

        We account for the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of long-lived assets exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Intangible Assets

        Goodwill represents the excess of purchase price over fair value of identifiable net tangible and identifiable intangible assets acquired. Other indefinite lived intangible assets consist of trademark, tradenames, and certifications that are not subject to amortization. We assess the recoverability of goodwill and other indefinite-lived intangible assets by performing a fair value impairment test of the respective reporting unit, at least annually and if a triggering event were to occur in an interim period. If the respective carrying amount of the asset exceeds the fair value, goodwill or other indefinite-lived intangible assets are considered to be impaired and written down to its estimated net realizable value. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such reporting unit and present value implied by estimates of future revenues, costs and expenses and other factors. The estimates use assumptions about our market segment share in the future and about future expenditures by government entities for secure wireless communications products. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill or other indefinite-lived intangible assets may not be recoverable. To the extent our assumptions change, we may be required to adjust the carrying value of the goodwill or other indefinite-lived intangible assets. Additionally, specifically identifiable intangible assets with identifiable fixed lives, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

1. Significant Accounting Policies: (Continued)

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

        The cash flows of the interest rate swap are expected to be highly effective in offsetting cash flows attributable to fluctuations in the cash flows of the floating rate term loan. If it becomes probable that a forecasted transaction will no longer occur, the interest rate swap will continue to be carried in other liabilities on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive loss will be recognized immediately into earnings. If the interest rate swap agreement is terminated prior to its expiration date, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure.

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

Warranty Costs

        We generally provide a one to three year warranty on our products. We estimate future warranty claims based on historical experience and anticipated costs to be incurred. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

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

Income Per Share

        Basic net income per share is calculated based upon the weighted average number of common shares outstanding during the period. Outstanding options at December 31, 2008, 2007 and 2006, to purchase 1,064,815, 1,295,222, and 1,291,172 shares of common stock, with weighted average exercise

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

1. Significant Accounting Policies: (Continued)

prices of $6.23, $6.93 and $6.91 were used in the computation of common share equivalents for 2008, 2007 and 2006, respectively.

        At December 31, 2008, 1,030,415 of the 1,064,815, and at December 31, 2007, 1,143,560 of the 1,295,222, and at December 31, 2006, 441,120 of the 1,291,172, outstanding options were excluded from the computation of weighted average shares outstanding because their exercise prices were above the annual average trading price of our common stock.

        Although we have disclosed both basic and dilutive weighted average common shares, only basic weighted average shares were used to compute earnings per share in years in which there is a net loss.

Research and Development Costs

        Research and development ("R&D") costs are expensed as incurred. Equipment purchased with alternative future benefit in R&D activities is capitalized and resulting depreciation is recorded as R&D expense. Additionally, R&D costs include employee salaries directly related to R&D efforts and all other costs directly allocable to R&D efforts, including equipment for which there is no alternative use. R&D costs are presented separately as an operating expense in our consolidated statements of operations. Certain legal costs incurred in securing patents may be capitalized.

Interest Income

        Interest income is recognized as earned on cash, cash equivalents and notes receivable.

Recently Issued Accounting Standards

        In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP157-3"). FSP 157-3 amends SFAS 157 to provide guidance regarding the manner in which SFAS No. 157 should be applied in determining fair value of a financial asset when there is no active market for such asset at the measurement date.

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

        In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

1. Significant Accounting Policies: (Continued)

any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect significant changes in the disclosures requirements of the swap agreement and related term loan.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquirer and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The adoption of SFAS 160 currently has no impact on our Consolidated Financial Statements.

        In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaborative Arrangements. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

1. Significant Accounting Policies: (Continued)

of collaboration transactions between the parties. We are currently not impacted by EITF Issue No. 07-1.

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

Accounting For Stock-Based Compensation

        For the years ended December 31, 2008, 2007 and 2006, we recognized compensation expense under the guidelines prescribed by SFAS No. 123R of $0.6 million, $1.6 million and $1.3 million, respectively related to options and $0.6 million, $0.03 million and $0.5 million related to restricted stock units and restricted stock grants.

Stock Option Plans

        We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights ("SSAR's") (collectively "equity-based awards"). For equity-based awards issued in the year December 31, 2008, 2007, and 2006 the following weighted-average assumptions were used:

	2008	2007	2006
Expected option life	3.75 years	3.75 years	4.75 years
Expected annual volatility	152%	110%	96%
Risk-free interest rate	1.55%	3.45%	4.59%
Dividend yield	0%	0%	0%

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

1. Significant Accounting Policies: (Continued)

        The weighted average fair value per equity-based award at date of grant during 2008, 2007 and 2006 was $1.73, $5.82 and $7.51, respectively.

Restricted Stock Plans

        Restricted stock units issued during 2008 and 2007 vest over a four year period from the date of grant. Restricted stock issued during 2007 vests over a twenty month period and restricted stock issued in 2006 vests over a three year period from the date of grant. Restricted stock issued to employees or non-employee directors during 2005 include performance criteria. Compensation cost is recognized as expense based on the vesting period and consideration of performance criteria included in the restricted grant.

2. Restatement

        In this Form 10-K, we are restating our previously reported financial results for the quarters ended September 30, 2007 and March 31, June 30, and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007.

        The previously filed annual report on Form 10-K for 2007 and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

        On March 30, 2009, the Audit Committee (the "Audit Committee") of the Company's Board of Directors concluded that, upon the recommendation of management, in consultation with Grant Thornton LLP ("Grant Thornton"), the Company's independent registered public accounting firm, the Company's previously issued financial statements for each of the quarters ended September 30, 2007 and March 31, June 30 and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007, require restatement.

        During the third quarter of 2007, the Company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The agreement granted credits on future purchases to the Company, and therefore should have been accounted for by reducing the cost of future inventory purchases, and subsequently cost of sales, over the period of the agreement, and the outstanding receivable should have been written off. Prior to the restatement, the Company recorded credits received as a result of this agreement as collections of a receivable instead of a reduction of inventory cost. As a result, the Company is writing off this "Other Receivable" balance as of the third quarter of 2007, and the related credits on future purchases received under this agreement are being treated as a reduction to cost of sales resulting from the lower cost basis of inventory. The write-off of this receivable is being charged to cost of sales, as the transactions that generated the disputed receivables related to the transfer of inventory at cost to a contract manufacturer. Based on estimated purchases, we anticipate that approximately $2.7 million of credits remaining at December 31, 2008 will be earned over the next two to three years pursuant to this agreement.

        This adjustment is a non-cash adjustment in 2007 and 2008. Future purchases covered by the memorandum of understanding will have a positive impact on our gross margin and operating income on a going forward basis.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

2. Restatement (Continued)

        The following tables (in thousands) summarize the net increases (decreases) by period. These adjustments did not change the amounts reported as cash flows from operating, investing, or financing activities.

	As previously reported Quarter ended Sept. 30, 2007	Adjustment	Adjusted Quarter ended Sept. 30, 2007	As previously reported Quarter ended Dec. 31, 2007	Adjustment	Adjusted Quarter ended Dec. 31, 2007	As previously reported Dec. 31, 2007 YTD	Adjustment	Adjusted Dec. 31, 2007 YTD
Revenues	$33,715	$—	$33,715	$24,651	$—	$24,651	$154,610	$—	$154,610
Cost of sales	24,065	3,557	27,622	20,855	(111)	20,744	110,160	3,446	113,606

Gross profit	9,650	(3,557)	6,093	3,796	111	3,907	44,450	(3,446)	41,004

Total operating expenses	13,198	—	13,198	20,067	—	20,067	60,598	—	60,598

Income (loss) from operations	(3,548)	(3,557)	(7,105)	(16,271)	111	(16,160)	(16,148)	(3,446)	$(19,594)
Interest (expense) income and other income (expense)	33	—	33	(47)	—	(47)	(35)	—	(35)

Net income (loss) before income taxes	$(3,515)	$(3,557)	$(7,072)	$(16,318)	$111	$(16,207)	$(16,183)	$(3,446)	$(19,629)

Income tax benefit (expense)	137	—	137	(21,448)	—	(21,448)	(21,470)	—	(21,470)

Net income (loss)	$(3,378)	$(3,557)	$(6,935)	$(37,766)	$111	$(37,655)	$(37,653)	$(3,446)	(41,099)

Net income (loss) per share—basic	$(0.13)	$(0.14)	$(0.27)	$(1.45)	$0.01	$(1.44)	$(1.45)	$(0.13)	$(1.58)

Net income (loss) per share—diluted	$(0.13)	$(0.14)	$(0.27)	$(1.45)	$0.01	$(1.44)	$(1.45)	$(0.13)	$(1.58)

Weighted average common shares—basic	26,036	—	26,036	26,060	—	26,060	26,039	—	26,039

Weighted average common shares—diluted	26,413	—	26,413	26,426	—	26,426	26,404	—	26,404

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

2. Restatement (Continued)

	As previously reported Sept. 30, 2007	Adjustment	Adjusted Sept. 30, 2007	As previously reported Dec-07	Adjustment	Adjusted Dec. 31, 2007
Assets
Cash and cash equivalents	$21,369	$—	$21,369	$15,636	$—	$15,636
Accounts receivable	25,242	—	25,242	21,345	—	21,345
Receivables—other	6,445	(3,557)	2,888	6,944	(3,446)	3,498
Cost in excess of billings on uncompleted contracts	3,374	—	3,374	3,275	—	3,275
Inventories, net	32,706	—	32,706	33,871	—	33,871
Deferred income taxes	2,783	—	2,783	—	—	—
Prepaid expenses	1,424	—	1,424	1,109	—	1,109

Total current assets	93,343	(3,557)	89,786	82,180	(3,446)	78,734
Property, plant and equipment, net	6,738	—	6,738	7,096	—	7,096
Deferred income taxes, net of current portion	17,143	—	17,143	—	—	—
Goodwill	25,515	—	25,515	20,040	—	20,040
Other intangible assets, net of accumulated amortization	14,436	—	14,436	13,821	—	13,821
Other assets	140	—	140	352	—	352

TOTAL ASSETS	$157,315	$(3,557)	$153,758	$123,489	$(3,446)	$120,043

Liabilities
Line of Credit	—	—	—	—	—	—
Current portion of long-term debt obligations	$8	$—	$8	$8	$—	$8
Accounts payable	13,566	—	13,566	13,411	—	13,411
Accrued expenses	9,008	—	9,008	11,232	—	11,232
Billings in excess of cost on uncompleted contracts	236	—	236	221	—	221
Deferred revenue	529	—	529	1,010	—	1,010

Total current liabilities	23,347	—	23,347	25,882	—	25,882
Long-term debt obligations, net of current portion	15,017	—	15,017	15,015	—	15,015
Deferred tax liability	—	—	—	1,489	—	1,489
Other liabilities	431	—	431	737	—	737

TOTAL LIABILITIES	38,795	—	38,795	43,123	—	43,123

Equity
Shareholders' equity	262	—	262	262	—	262
Additional paid-in capital	153,465	—	153,465	153,356	—	153,356
Accumulated other comprehensive loss	(431)	—	(431)	(710)	—	(710)
Accumulated deficit	(34,776)	(3,557)	(38,333)	(72,542)	(3,446)	(75,988)

TOTAL STOCKHOLDERS' EQUITY	118,520	(3,557)	114,963	80,366	(3,446)	76,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$157,315	$(3,557)	$153,758	$123,489	$(3,446)	$120,043

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

2. Restatement (Continued)

	As previously reported Quarter ended March 31, 2008	Adjustment	Adjusted Quarter ended March 31, 2008	As previously reported Quarter ended June 30, 2008	Adjustment	Adjusted Quarter ended June 30, 2008	As previously reported Quarter ended Sept. 30, 2008	Adjustment	Adjusted Quarter ended Sept. 30, 2008
Revenues	$33,899	$—	$33,899	$32,570	$—	$32,570	$34,500	$—	$34,500
Cost of sales	22,601	(96)	22,505	21,810	(246)	21,564	21,872	(223)	21,649

Gross profit	11,298	96	11,394	10,760	246	11,006	12,628	223	12,851

Total operating expenses	13,229	—	13,229	9,481	—	9,481	11,947	—	11,947

Income (loss) from operations	(1,931)	96	(1,835)	1,279	246	1,525	681	223	904
Interest (expense) income and other income (expense)	(181)	—	(181)	(268)	—	(268)	(259)	—	(259)

Net income (loss) before income taxes	$(2,112)	$96	$(2,016)	$1,011	$246	$1,257	$422	$223	$645

Income tax benefit (expense)	—	—	—	—	—	—	—	—	—

Net income (loss)	$(2,112)	$96	$(2,016)	$1,011	$246	$1,257	$422	$223	$645

Net income (loss) per share—basic	$(0.08)	$0.00	$(0.08)	$0.04	$0.01	$0.05	$0.02	$0.00	$0.02

Net income (loss) per share—diluted	$(0.08)	$0.00	$(0.08)	$0.04	$0.01	$0.05	$0.02	$0.00	$0.02

Weighted average common shares—basic	26,063	—	26,063	26,082	—	26,082	26,122	—	26,122

Weighted average common shares—diluted	26,063	—	26,063	26,407	—	26,407	26,687	—	26,687

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

2. Restatement (Continued)

	As previously reported Quarter ended Mar. 31, 2008	Adjustment	Adjusted Quarter ended Mar. 31, 2008	As previously reported Quarter ended June 30, 2008	Adjustment	Adjusted Quarter ended June 30, 2008	As previously reported Quarter ended Sept. 30, 2008	Adjustment	Adjusted Quarter ended Sept. 30, 2008
Assets
Cash and cash equivalents	$8,447	$—	$8,447	$8,358	$—	$8,358	$6,241	$—	$6,241
Accounts receivable	28,461	—	28,461	29,574	—	29,574	32,097	—	32,097
Receivables—other	7,163	(3,350)	3,813	7,157	(3,104)	4,053	5,218	(2,881)	2,337
Cost in excess of billings on uncompleted contracts	4,762	—	4,762	3,869	—	3,869	3,241	—	3,241
Inventories, net	33,918	—	33,918	31,348	—	31,348	33,663	—	33,663
Prepaid expenses	1,479	—	1,479	1,453	—	1,453	1,171	—	1,171

Total current assets	84,230	(3,350)	80,880	81,759	(3,104)	78,655	81,631	(2,881)	78,750
Property, plant and equipment, net	6,795	—	6,795	6,793	—	6,793	6,397	—	6,397
Restricted cash	—	—	—	—	—	—	2,012	—	2,012
Goodwill	20,040	—	20,040	20,040	—	20,040	20,040	—	20,040
Other intangible assets, net of accumulated amortization	13,414	—	13,414	13,008	—	13,008	12,651	—	12,651
Other assets	430	—	430	75	—	75	215	—	215

TOTAL ASSETS	$124,909	$(3,350)	$121,559	$121,675	$(3,104)	$118,571	$122,946	$(2,881)	$120,065

Liabilities
Line of credit	$6,500	$—	$6,500	$—	$—	$—	$2,000	$—	$2,000
Current portion of long-term debt obligations	8	—	8	8	—	8	9	—	9
Accounts payable	10,673	—	10,673	11,055	—	11,055	11,476	—	11,476
Accrued expenses	10,321	—	10,321	11,292	—	11,292	9,636	—	9,636
Billings in excess of cost on uncompleted contracts	676	—	676	502	—	502	289	—	289
Deferred revenue	588	—	588	1,096	—	1,096	817	—	817

Total current liabilities	28,766	—	28,766	23,953	—	23,953	24,227	—	24,227
Long-term debt obligations, net of current portion	15,013	—	15,013	15,010	—	15,010	15,008	—	15,008
Deferred tax liability	1,489	—	1,489	1,489	—	1,489	1,489	—	1,489
Other liabilities	1,134	—	1,134	732	—	732	675	—	675

TOTAL LIABILITIES	46,402	—	46,402	41,184	—	41,184	41,399	—	41,399

Equity
Shareholders' equity	262	—	262	262	—	262	262	—	262
Additional paid-in capital	154,006	—	154,006	154,577	—	154,577	155,162	—	155,162
Accumulated other comprehensive loss	(1,107)	—	(1,107)	(705)	—	(705)	(657)	—	(657)
Accumulated deficit	(74,654)	(3,350)	(78,004)	(73,643)	(3,104)	(76,747)	(73,220)	(2,881)	(76,101)

TOTAL STOCKHOLDERS' EQUITY	78,507	(3,350)	75,157	80,491	(3,104)	77,387	81,547	(2,881)	78,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,909	$(3,350)	$121,559	$121,675	$(3,104)	$118,571	$122,946	$(2,881)	$120,065

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

3. Inventories:

        The following is a summary of inventories at December 31:

	2008	2007
Raw materials and supplies	$11,598	$16,263
Work in process	1,049	1,334
Finished goods	24,673	15,728
Service inventories	3,163	3,517

	40,483	36,842
Less: reserve for obsolescence	3,161	2,971

	$37,322	$33,871

        The inventory balances have increased at December 31, 2008 primarily due to lower than expected fourth quarter shipments that resulted in inventory utilization patterns different than projected. The reserve for obsolescence at December 31, 2008 relates primarily to raw materials coupled with service stock held to provide maintenance to our customer base.

4. Contracts in Progress:

        Costs incurred to date, profits and the related progress billings to date on contracts in progress are as follows as of December 31:

	2008	2007
Costs on uncompleted contracts	$148,804	$147,348
Profits in uncompleted contracts	18,982	12,844

	167,786	160,192
Less progress billings	162,887	157,138

	$4,899	$3,054

The above is included in the consolidated balance sheets as follows:
Cost in excess of billings on uncompleted contracts	5,116	3,275
Billings in excess of cost on uncompleted contracts	(217)	(221)

	$4,899	$3,054

        Cost in excess of billings on uncompleted contracts includes direct costs of materials, installation, project management, engineering, allocable overhead costs and accrued profits in excess of amounts billed. Billings in excess of costs on uncompleted contracts include amounts billed on open contracts in excess of the aforementioned costs and accrued profits.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

5. Property, Plant and Equipment:

        Property, plant and equipment consist of the following at December 31:

	2008	2007
Buildings and improvements	$1,033	$853
Equipment	13,040	15,920
Furniture and fixtures	1,205	1,238
Software	2,594	3,033
Construction in progress	79	674

	17,951	21,718
Less accumulated depreciation and amortization	11,955	14,622

	$5,996	$7,096

        Depreciation expense was $3,022, $2,827 and $2,348 as of December 31, 2008, 2007 and 2006, respectively.

6. Goodwill and Intangible Assets

        Our goodwill and intangible assets are tested for impairment annually as of December 31 of each year typically after we have completed our strategic planning and budget cycle for the following year, unless events or circumstances would require an immediate review. Goodwill and intangible asset amounts are allocated to the reporting units based upon amounts allocated at the time of their respective acquisition. Intangible assets, consisting of existing technology, customer relationships, license and covenants not-to-compete, are amortized over their useful life on a straight-line basis. Intangible assets consisting of trademark and trade name and certifications are not subject to amortization.

        We performed fair value-based impairment tests at December 31, 2008, 2007 and 2006 related to the EF Johnson reporting unit, concluding no impairment of its related goodwill or trade name had occurred as of these dates.

        We performed fair value-based impairment tests at December 31, 2008 and 2007 related to the 3eTI reporting unit. During our strategic planning and budget preparation in the fourth quarter of 2008, we noted continued delays in key new business opportunities and near-term growth opportunities considered in our original assessment of 3eTI that did not materialize within the expected timelines. Therefore, it was necessary to significantly lower cash flow projections for this reporting unit. Specifically, we reduced the revenue and margin projections based on our recent financial performance, modifications to our strategic direction and future performance expectations of the reporting unit. Upon completion of the impairment test, we concluded that the fair value of this reporting unit was lower than the carrying value of the associated goodwill, certain intangibles and its' trade name. Therefore, we reported an impairment charge of $14.9 million and $5.5 million related to goodwill at December 31, 2008 and 2007, respectively, and; $3.5 million and $0.3 million related to the other intangibles including tradename at December 31, 2008 and 2007, respectively recorded in general and administrative expenses. In-process research and development acquired in the acquisition of 3eTI of $1.6 million was expensed in 2006.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

6. Goodwill and Intangible Assets (Continued)

        The change in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 is shown in the following table:

	2008	2007
Balance at beginning of year	$20,040	$25,513
Goodwill aquired	—	2
Goodwill impairment	(14,914)	(5,475)

Balance at end of year	$5,126	$20,040

        Goodwill attributable to EF Johnson reporting unit was $5,126 as of December 31, 2008 and 2007, respectively. Goodwill attributable to 3eTI reporting unit was zero and $14,914 as of December 31, 2008 and 2007, respectively.

        Amortization expense, related to intangible assets, was $1,526 and $1,613 for the years ended December 31, 2008 and 2007, respectively. Amortization expense of intangible assets is anticipated to be approximately $1.0 million, $1.0 million, $1.0 million, $0.9 million and $0.6 million for 2009, 2010, 2011, 2012, and 2013, respectively. Intangible assets consist of the following at December 31:

	December 31, 2008				December 31, 2007
	Gross Amount	Impairment	Accumulated Amortization	Net Amount	Gross Amount	Impairment	Accumulated Amortization	Net Amount
Intangible assets not subject to amortization:
Goodwill	$20,040	$(14,914)	$—	$5,126	$25,515	$(5,475)	$—	$20,040
Trademarks	4,364	(2,320)	—	2,044	4,664	(300)	—	4,364
Certifications	1,230	—	—	1,230	1,230	—	—	1,230

	25,634	(17,234)	—	8,400	31,409	(5,775)	—	25,634
Intangible assets subject to amortization:
Existing technology	6,190	—	(2,667)	3,523	6,190	—	(2,116)	4,074
Customer relationships	4,800	(1,044)	(1,908)	1,848	4,800	—	(1,103)	3,697
Licence	320	(161)	(159)	—	320	—	(95)	225
Covenant not-to-compete	400	—	(400)	—	400	—	(301)	99
Trademarks/Patents	209	—	(84)	125	209	—	(77)	132

	11,919	(1,205)	(5,218)	5,496	11,919	—	(3,692)	8,227
Total	$37,553	$(18,439)	$(5,218)	$13,896	$43,328	$(5,775)	$(3,692)	$33,861

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

7. Note Payable and Line of Credit

        We amended our line of credit agreement with Bank of America in July 2006 to retain our revolving line of credit of up to $15.0 million and include a term loan of $15.0 million (the "Loan Agreement"). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") plus a margin ("LIBOR Margin") determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The LIBOR Margin was 200 basis points at December 31, 2008. The interest rate of 3.431% and 6.975% were in effect at December 31, 2008 and 2007, respectively. The Loan Agreement expires June 30, 2010. A discussed below, an Amendment to the Loan Agreement was executed subsequent to December 31, 2008 that resulted in higher interests rates.

        The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI as described in Note 19 below. At December 31, 2008 and 2007, no borrowings have been made on the revolving line of credit. There were no open letters of credit, under our line of credit at December 31, 2008 and there was $250 open letters of credit under our line of credit at December 31, 2007. The total available credit under the line of credit was $14,401 and $13,262 as of December 31, 2008 and 2007, respectively.

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

        We were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2008. As a result, on March 16, 2009 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one time basis and amended the Loan Agreement to, among other things, lower the revolving line of credit from $15.0 million to $10.0 million, revise such financial covenants, add additional covenants, and to modify the advance and borrowing revisions under the Loan Agreement. In order to maintain compliance with

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

7. Note Payable and Line of Credit (Continued)

the terms of the Amendment, the Company will pledge as additional cash collateral for the remaining term of the term loan $3.0 million on the effective date of the Amendment. Furthermore, beginning with the quarter ending June 30, 2009, we are required to maintain a certain level of EBITDA, maintain certain fixed charge coverage ratio on a cumulative basis beginning April 1, 2009, a minimum funded debt to EBITDA ratio on an annualized basis beginning April 1, 2009 for each quarterly financial reporting period through June 30, 2010 and limit capital expenditures to $2.5 million for 2009. In addition, the interest rate on the revolving note issuable pursuant to the Loan Agreement has been amended to a floating rate equal to LIBOR plus a Libor Margin ranging from 2.50% to 5.00% through the term of the note based on the Company's funded debt to EBITDA.

        Future principal payments of long-term debt as of December 31, 2008 are as follows:

Year Ending December 31
2009	$9
2010	15,006
2011	—
2012	—
2013	—
Thereafter	—

$15,015

8. Interest Rate Swap Agreement

        On July 19, 2006, in connection with the amended loan agreement, we entered into an interest rate swap agreement that effectively converts the variable LIBOR component of the interest rate on the $15.0 million notional amount of the term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, the Company will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The fair value of the interest rate swap is $1.1 million and is included with other long-term liabilities and accumulated other comprehensive loss in the consolidated financial statements at December 31, 2008.

9. Leases:

        EF Johnson Technologies, Inc. and EF Johnson's facilities are in Irving, Texas. Under the lease agreement, we exercised an option to purchase this facility for $3.6 million on March 31, 2006 (see Note 22) and simultaneously sold the facility and entered into a ten year lease agreement, expiring March 31, 2016. The annual lease payments are $500 in 2008.

        Effective May 1, 2007, 3eTI executed a lease for an administrative facility located in Rockville, Maryland. The lease will expire in May 2012. The annual lease payments are approximately $600 with a three percent increase on each anniversary date. 3eTI's manufacturing and warehouse facility is located in Indiana, Pennsylvania. The lease will expire in March 2009 and we will occupy the premises on a month to month basis. The annual lease payments are approximately $38.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

9. Leases: (Continued)

        3eTI had a Taiwan administrative and manufacturing branch office in Taipei, Taiwan. We terminated the leases in March 2008 and there is no further obligation for this lease (see Note 22).

        Transcrypt's facility is in Lincoln, Nebraska located in a minor portion of an industrial park and is leased pursuant to a ten-year agreement expiring in May 2014, with an option for Transcrypt to renew for an additional five years. Annual occupancy costs, including common area maintenance charges, are approximately $218.

        We also lease additional warehouse facilities in: Irving, Texas; Waseca, Minnesota; Indiana, Pennsylvania; King George, Virginia and Gaithersburg, Maryland.

        We also lease various equipment and buildings under operating leases. We anticipate that, in the normal course of business, leases will be renewed or replaced as they expire. Rent expense for all operating leases was $1.6 million, $1.6 million and $1.3 million for the years 2008, 2007 and 2006, respectively. Rent expense is recorded on the straight-line method considering contractual rents due and escalation clauses in the individual contracts.

        Future minimum rental payments under non-cancelable operating lease agreements and future minimum capital lease payments as of December 31, 2008 are as follows:

Year Ending December 31	Operating Lease	Capital Lease
2009	1,556	9
2010	1,486	6
2011	1,368	—
2012	987	—
2013	710	—
Thereafter	1,416	—

Total	7,523	15

10. Capitalized Lease Obligations:

        In August 2007, we entered into two equipment lease agreements that expire in 2010 having a bargain purchase option that requires the leases to be capitalized. As of December 31, 2008 the gross amount of the equipment and the related accumulated depreciation recorded under debt obligations were as follows:

	Capital Leases 2008	Capital Leases 2007
Equipment	$25	$25
Accumulated depreciation	(10)	(3)

	15	22

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

10. Capitalized Lease Obligations: (Continued)

        The future minimum capital lease payments as of December 31, 2008 are as follows:

Period Ending December 31,	Capital Leases
2009	9
2010	6

15
Less amounts representing interest	(1)

Total	14

Less current portion of capitalized lease obligation	(9)

Capitalized lease obligation, net of current portion	$5

11. Income Taxes:

        The components of the income tax expense/(benefit) for the years ended December 31, 2008, 2007 and 2006, are as follows:

	2008	2007	2006
Current:
Federal	$—	$(48)	$18
State	284	100	58
Deferred:
Federal	(742)	19,133	(573)
State	(116)	2,285	(248)

Total	$(574)	$21,470	$(745)

        A reconciliation of our effective tax rate to the U.S. federal statutory rate is as follows:

	2008	Percent	2007	Percent	2006	Percent
			(as restated)	(as restated)
U.S. federal tax at statutory tax rate	$(7,292)	34.0%	$(6,674)	34.0%	$(2,559)	34.0%
Change in valuation allowance	249	(1.2)	27,766	(141.5)	2,163	(28.7)
NOL's benefiting goodwill and equity	(140)	0.7	(1,016)	5.2	—	—
State income taxes, net of federal tax effect	910	(4.2)	(413)	2.1	(251)	3.3
Extraterritorial income exclusion	—	—	—	—	(344)	4.6
Tax credits	(193)	0.9	(737)	3.8	(667)	8.9
Deferred tax asset true-ups	441	(2.1)	472	(2.4)	466	(6.2)
Goodwill impairment	5,071	(23.6)	1,861	(9.5)	—	—
In-process R&D	—	—	—	—	544	(7.2)
Other	380	(1.8)	211	(1.1)	(97)	1.2

Total	$(574)	2.7%	$21,470	(109.4)%	$(745)	9.9%

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

11. Income Taxes: (Continued)

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes at December 31, 2008 and 2007 relate to the following:

	2008	2007
		(as restated)
Allowance for bad debts and returns	$589	$378
Reserve for inventory obsolescence	1,169	1,099
NOL carryforwards	24,776	25,406
General business credits	3,264	3,478
Non-cash compensation expense	1,488	1,276
Deferred gain on sale / leaseback	255	290
Fair value of interest rate swap	403	263
Difference between tax and book liability accruals and prepaid assets	1,591	1,933

Gross deferred tax assets	33,535	34,123
Less valuation allowance	31,773	31,524

Deferred tax assets, net of valuation allowance	1,762	2,599
Difference between tax and book depreciation	(228)	(315)
Difference between tax and book amortization	(2,164)	(3,773)

Net deferred tax liability	$(630)	$(1,489)

        Taxable net operating loss carryforwards ("NOLs"), totaling approximately $69,148 at December 31, 2008, originated in 1997 through 2008 and expire in 2017 through 2028. The NOL's at December 31, 2008 include $3,892 expense attributable to income recognized by employees through the exercise of our stock options which would be recognized as an increase to additional paid in capital upon the full utilization of the previously described NOLs and tax credits. We also have $3,264 in general business credits which were earned in 1997 through 2008 and expire in 2011 through 2028.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Taxable income (loss), before application of NOLs, for the years ended December 31, 2008, 2007 and 2006 was approximately ($703), ($6,660) and ($5,240), respectively.

        In determining recoverability of the future tax benefits associated with our deferred tax asset, we take into account, among other factors, our operating results during 2008, 2007, and 2006, our current and expected customer base, technological and competitive factors impacting our current products, and our estimates of future earnings which are based upon a five-year earnings projection, using information currently available, discounted for risk. Based on these determining factors, we have provided a valuation allowance for all of our deferred tax assets as of December 31, 2008 and 2007, respectively, due to the uncertainty regarding their future realization.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

11. Income Taxes: (Continued)

        We recorded a net deferred tax liability associated with the non amortizing indefinite lived intangibles of $631 and $1,489 at December 31, 2008 and 2007, respectively, after the tax effected impairment charges (see Note 6).

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company had unrecognized tax benefits of approximately $479 at December 31, 2008 that slightly decreased during 2008 relating to carry forward of business credits. The adoption of FIN 48 did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not been included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

        As of December 31, 2008 and 2007, we had no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings. Accrued interest relating to uncertain tax positions would be recorded as a component of interest expense and penalties related to uncertain tax positions would be recorded as a component of general and administrative expenses.

        The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 1996 to 2003 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

        A reconciliation of our unrecognized tax benefits is as follows:

	2008	2007
Balance at beginning of year	$504	$430
Additions based on tax positions related to the current year	21	74
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(46)
Settlements	—	—

Balance at end of year	$479	$504

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

12. Accrued Expenses:

        Accrued expenses consist of the following at December 31:

	2008	2007
Payroll, commissions, bonuses and employee benefits	$2,250	$2,944
Accrued interest	231	264
Warranty reserve	3,116	3,803
Unamortized gain on sale / leaseback transaction	687	781
Other accrued liabilities	4,502	3,440

	$10,786	$11,232

        The following represents a reconciliation of changes in our accrued warranty reserve as of December 31, 2008 and 2007:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2007	1,412	7,434	5,043	3,803
Year Ended December 31, 2008	3,803	3,668	4,355	3,116

        The decrease in our accrued warranty reserve as of December 31, 2008 is attributable to improved warranty experience in 2008 as compared with 2007 and the projection of lower warranty costs under our new radio platforms in the future.

13. Commitments and Contingencies:

        We are involved in certain other legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to such other legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

        The total we have accrued in regards to all legal proceedings as of December 31, 2008 and 2007 was $0.1 million and $0.2 million, respectively.

        In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under certain contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. There were no letters of credit under our line of credit as of December 31, 2008 and there was $0.3 million as of December 31, 2007. Performance and bid bonds, which expire on various dates, totaled $2.4 million and $0.5 million at December 31, 2008 and 2007, respectively. No bonds had been drawn upon at either date. The increase in bonds relate to the contract awarded in May 2008 by the Government of Yukon, Canada.

14. Option Plans:

        Under our 2005 Omnibus Incentive Compensation Plan (the "2005 Plan"), any employee, including any director, non-employee director or independent contractor, is eligible to be considered for the

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

14. Option Plans: (Continued)

issuance of shares of common stock or of any other class of security or right which is convertible into common stock. At the Company's May 28, 2008 Annual Meeting of Stockholders, the Stockholders approved an amendment to the EFJ, Inc. 2005 Omnibus Incentive Compensation Plan to increase the number of shares available for issuance pursuant to the plan by 1,500,000 shares. There are approximately 1,385,850 remaining shares available to be issued under the 2005 Plan as of December 31, 2008. The plan provides that, unless otherwise provided by the plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be up to seven years from date of grant with vesting of the options at a rate of 25% per year.

        In July 2007, the Compensation Committee of the Board of Directors approved the use of and awards of Stock Satisfied Stock Appreciation Rights ("SSAR's") as an equity instrument for grants to certain key employees of the Company pursuant to the 2005 Omnibus Incentive Compensation Plan. We made grants of 117,500 and 61,000 SSAR's during 2008 and 2007, respectively, to key employees that vest over a four year period and expire in five years. Accordingly, the fair value compensation expense of $0.4 million is being recorded over the four year vesting period. We recognized compensation expense of $0.019 and $0.023 million in the years ended December 31, 2008 and 2007, respectively.

        Under our 1996 Stock Incentive Plan (the "1996 Plan"), any employee, including any director, non-employee director or independent contractor, was eligible to be considered for the issuance of shares of common stock or of any other class of security or right which is convertible into common stock. The 1996 Plan expired pursuant to its terms on December 31, 2006. The plan provided that, unless otherwise provided by the plan committee, any stock option granted shall have an exercise price not less than 100% of the market value of a share of common stock on the date the option is granted and that the term of such option shall be ten years from date of grant with vesting of the options at a rate of 20% per year.

        Stock option grants and stock satisfied stock appreciation rights ("SSAR's") are collectively referred to as "equity-based awards".

        Equity-based awards issued during 2007 and 2008 have four-year vesting periods and five-year lives. Equity-based awards issued during 2006 have four-year vesting periods and seven year lives.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

14. Option Plans: (Continued)

Awards issued prior to November 15, 2005 generally had five-year vesting periods and ten-year lives. A summary of equity-based award activity at December 31, 2008 and 2007 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted Average Options Exercisable	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,267,767	$5.97	342,474	8.2	$7,568
Granted	390,700	7.51			2,935
Exercised	(168,390)	1.18			(198)
Forfeited or expired	(198,905)	6.71			(1,334)

Outstanding at December 31, 2006	1,291,172	$6.91	292,187	7.2	$8,925

Exercisable at December 31, 2006	292,187	$5.59		7.0	$1,633

Outstanding at December 31, 2006	1,291,172	$6.91		7.2	$8,925
Granted	171,000	5.82			994
Exercised	(26,120)	0.99			(26)
Forfeited or expired	(140,830)	6.55			(922)

Outstanding at December 31, 2007	1,295,222	$6.93	525,282	6.3	$8,971

Exercisable at December 31, 2007	525,282	$6.18		6.0	$3,245

Outstanding at December 31, 2007	1,295,222	$6.93		6.3	$8,971
Granted	127,500	1.73			221
Exercised	(32,422)	0.55			(18)
Forfeited or expired	(325,485)	7.80			(2,540)

Outstanding at December 31, 2008	1,064,815	$6.23	577,700	5.2	$6,634

Exercisable at December 31, 2008	577,700	$6.39		5.1	$3,690

        Our outstanding equity-based awards as of December 31, 2008 are as follows:

Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Exercisable Weighted Price Exercise Average
$0.510 - 0.656	24,400	2.5	$0.588	24,400	$0.588
1.180 - 1.880	192,440	4.5	1.728	72,940	1.725
5.270 - 6.750	258,650	5.0	6.168	122,685	6.274
7.100 - 8.900	448,450	5.5	7.438	303,600	7.393
9.100 - 11.230	140,875	5.7	9.626	54,075	9.905

$0.510 - 11.230	1,064,815	5.2	$6.230	577,700	$6.388

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

14. Option Plans: (Continued)

        Equity-based awards in-the-money and out-of-the-money as of December 31, 2008 are as follows:

	Options	SSARS	Total	Percentage
In-the money	34,400	—	34,400	3%
Out-of-the money	880,415	150,000	1,030,415	97%

Total shares	914,815	150,000	1,064,815

        At December 31, 2008 and 2007, there is $2.4 million and $3.8 million of total unrecognized compensation cost related to unvested stock options and SSAR's remaining to be recognized. Under SFAS 123R, any tax deductions in excess of recognized compensation costs are reported as financing cash flows rather than operating cash flows as was prescribed prior to the adoption of SFAS 123R. Due to our significant net operating loss carryforwards (NOLs), we have not reflected these excess deductions since they have not yet reduced taxes payable.

        During 2000 and 2001, we cancelled and reissued options to purchase 620,000 and 366,000 shares of common stock, respectively, under the 1996 Plan to lower the exercise price of those options to an amount approximately 150% of the prevailing market value of our common stock (the "repricing"), $0.656 per share. The repricing of the stock options resulted in a new measurement date for accounting purposes and the reclassification of these options as variable plan awards beginning on the date of the repricing. We previously accounted for these option grants as fixed plan awards. The resulting non-cash compensation is dependent upon our closing stock price at the end of the respective period. These amounts were included in general and administrative expenses. Upon our adoption of SFAS 123R in 2006, the expensing of re-priced shares under the variable accounting method was discontinued in accordance with the provisions of SFAS 123R.

        As of December 31, 2008 and 2007, repriced options covering approximately 6,000 and 14,000, respectively, of shares in various stages of vesting, were outstanding.

        For the years ended December 31, 2008, 2007 and 2006, the Company recognized $1.2 million, $0.6 million and $1.3 million, respectively, in non-cash stock compensation relating to equity-based awards.

15. Restricted Stock Plan and Non-Employee Director Stock Purchase Plan

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

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

15. Restricted Stock Plan and Non-Employee Director Stock Purchase Plan (Continued)

        Effective with the adoption of SFAS 123R, changes, either increases or decreases, in the estimated fair value of the shares between the date of grant and the final vesting date generally do not result in a change in the measure of compensation cost as previously reported. Compensation cost for these grants is recognized as expense based on the remaining service period and consideration of performance criteria included in the restricted grant. At December 31, 2005, we had recorded unearned stock compensation of $1.7 million as a component of stockholders' equity-based on our prior treatment of the restricted stock grants under APB 25. As required under SFAS 123R, this balance was reversed into paid in capital upon adoption of SFAS 123R.

        In the fourth quarter of 2007, management reviewed the probability of meeting the performance-based criteria and targets for the 170,000 shares of restricted stock. We concluded that the revenue and EBITDA targets described above were not likely to be met and discontinued the expense recognition associated with these shares. Furthermore, the cumulative effect of the change in expense recognition should be recognized in the period of change; accordingly, the cumulative expense of $0.6 million was reversed in the fourth quarter of 2007.

        As of December 31, 2008, the performance period for the 170,000 shares of restricted stock ended and the shares have been returned to the remaining shares available to be issued under the 2005 Plan as of December 31, 2008.

        In February, 2007, an additional restricted stock grant of 65,040 shares was made to the CEO. This restricted stock vests on October 14, 2008 if the CEO is employed by the Company through October 14, 2008. This grant was accounted for under the provisions of SFAS 123R. Accordingly, the full fair value compensation expense of $0.4 million was being recorded over the service period. During the fourth quarter of 2008, the Company withheld 17,203 shares of stock in satisfaction of tax obligations arising in connection with the vesting of 65,040 shares of restricted stock on October 14, 2008 for the CEO.

        In July, 2007 the Compensation Committee of the Board of Directors approved the use of Restricted Stock Units ("RSU's") as the equity instrument for grants to certain key employees of the Company pursuant to the 2005 Omnibus Incentive Compensation Plan. We made grants of 522,850 and 15,500 RSU's during 2008 and 2007 respectively to key employees that vest over a four year period and expire in five years. Accordingly, the fair value compensation expense of $1.0 million is being recorded over the four year vesting period. We recognized compensation expense of $0.135 million and $0.008 million in the years ended December 31, 2008 and 2007, respectively.

        In March, 2006, a restricted stock grant of 62,500 shares was made to the CEO. This restricted stock vests on March 9, 2009 if the CEO is employed by the Company through October 14, 2008. This grant was accounted for under the provisions of SFAS 123R. Accordingly, the full fair value compensation expense of $0.7 million is being recorded over the three-year service period.

        For the years ended December 31, 2008, 2007 and 2006, the Company recognized $0.6 million, $0.03 million and $0.5 million, respectively, in non-cash stock compensation relating to restricted stock options and restricted stock units.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

15. Restricted Stock Plan and Non-Employee Director Stock Purchase Plan (Continued)

        A summary of the status of our unvested restricted stock grants as of December 31, 2007 and 2008 and changes during the year ended December 31, 2007 and 2008 is presented below:

Unvested Restricted Stock Grants	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2007	212,500	$8.83
Granted	85,000	6.15
Vested	—	—
Modified	—	—

Unvested at December 31, 2007	297,500	$8.83
Granted	—	—
Vested	(65,000)	6.15
Expired	(170,000)	8.96

Unvested at December 31, 2008	62,500	$11.23

        A summary of the status of our unvested restricted stock unit grants as of December 31, 2007 and 2008 and changes during the year ended December 31, 2007 and 2008 is presented below:

Unvested Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2007	—	$0.00

Granted	15,500	5.17
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2007	15,500	$5.17

Granted	522,850	1.68
Vested	(2,875)	5.31
Forfeited	(7,150)	4.24

Unvested at December 31, 2008	528,325	$1.73

        Pursuant to the 1999 Non-Employee Director Stock Purchase Plan (the "1999 Plan"), the non-employee directors of the Company may elect to receive some or all of their compensation for serving on the Board of Directors of the Company in the form of Company common stock. During 2008, Veronica Haggart, Thomas Thomsen and Robert Barnett and during 2007 and 2006, Veronica Haggart and Thomas Thomsen elected to participate in the 1999 Plan. For the year ended December 31, 2008, 2007 and 2006, the Company issued $0.07 million, $0.02 and $0.03 million in common stock in lieu of cash for director fees, respectively.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

16. Benefit Plans:

        We have a profit sharing plan, which covers substantially all employees. Contribution levels are determined annually by the Board of Directors. There were no profit sharing contributions in any of the three years ended December 31, 2008, 2007 and 2006.

        We also have a 401(k) plan, which covers substantially all employees of EFJohnson Technologies, Inc., E.F. Johnson, 3eTI, and Transcrypt. Participants may contribute up to the federal limit of their annual compensation. After one year of employment, we make matching contributions of 50% for the first 6% of the amount contributed by participants. Contributions may not exceed the maximum allowable by law. Our contributions approximated $381, $312, and $268 for the years ended December 31, 2008, 2007 and 2006, respectively. The contributions made by the Company vest 25% after two years of service, 50% after three years of service, 75% after four years of service and 100% after five years of service.

        In 2007, we closed the 401(k) plan that covers substantially all the employees of 3eTI to new participant contributions. Participants may contribute up to the federal limit of their annual compensation into the remaining EFJohnson Technologies, Inc. 401(k) plan. 3eTI made no matching contributions in to this plan for 2008. Our contributions approximated zero, $122 and $27 for the years ended December 31, 2008, 2007 and 2006, respectively. The contributions made by the Company vest 33% after one year of service, 66% after two years of service and 100% after three years of service. Effective January 1, 2009, the 3eTI 401(k) plan has been terminated and merged into the EFJohnson Technologies, Inc. 401(k) plan.

17. Fair Value of Financial Instruments:

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

        Effective January 1, 2008, we adopted SFAS 157 related to our financial assets and liabilities which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our financial condition and results of operations.

        Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP 157-3 amends SFAS 157 to provide guidance regarding the manner in which SFAS No. 157 should be applied in determining fair value of a financial asset when there is no active market for such asset at the measurement date.

        SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

17. Fair Value of Financial Instruments: (Continued)

orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

  •
  Level 1—quoted prices in active markets for identical assets and liabilities.

  •
  Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

  •
  Level 3—unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

        The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at December 31, 2008 Using:
	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap—liability	$1,088	$—	$1,088	$—

18. Concentrations:

        Sales to the U.S. Department of Defense accounted for 15%, 62% and 16% of all sales in 2008, 2007 and 2006, respectively. Sales to Sprint / Nextel accounted for 19% and 10% of all sales in 2008 and 2006. Sales to DRS Technologies, Inc. accounted for 13% in 2008. Sales to the State of California accounted for 12% in 2008. Sales to Army National Guard accounted for 13% in 2006.

19. Export Sales:

        A portion of our sales are made to customers outside of North America. Export sales are recorded and settled in U.S. dollars. Export sales by major geographic areas (based on the destination for such deliveries), were as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Europe	$1,284	$2,139	$1,898
Middle East and Asia	1,445	3,707	13,220
Central and Latin America	2,695	431	1,987

	$5,424	$6,277	$17,105

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

20. Acquisition of 3eTI

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

        The total consideration paid by EFJ in the merger consisted of $36.0 million in cash, which includes $3.6 million to be held in escrow to indemnify us for any claims under the merger agreement and certain purchase price adjustments. The remaining amount in the escrow account after satisfying indemnification claims and purchase price adjustments, if any, will be distributed to 3eTI's selling shareholders. In January 2009, we settled claims under the Agreement and received $2.8 million of the funds held in the escrow account.

        The results of 3eTI's operations have been included in the consolidated financial statements for the third and fourth quarters of 2006.

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

        Intangible assets were purchased as part of the acquisition of 3eTI as further discussed in Note 6. Intangible assets consisting of existing technology, customer relationships, license and covenants not-to-compete are amortized over their useful lives on a straight-line basis. Amortization expense on intangible assets was $1.5 million $1.6 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Intangible assets consisting of trademark and trade name and certifications are not subject to amortization, but will be reviewed for impairment at least annually. The goodwill arising from the 3eTI acquisition is not deductible for income tax purposes.

        The $1.6 million allocated to in-process R&D in the preliminary purchase price allocation above was written-off in a one time charge to expense following the acquisition and is reflected as a line item on the consolidated statement of operations for the year ended December 31, 2006 because at the date of acquisition, the technology feasibility of the acquired technology had not yet been established.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

20. Acquisition of 3eTI (Continued)

        We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including the following:

  •
  3eTI's products are the first, to our knowledge; Federal Information Processing Standards (FIPS) 140-2 validated wireless access points, a requirement for wireless networking products sold to the U.S. government due to Federal Initiatives and DOD Mandate for Secure 802.11i Wireless Data Communication Systems.

  •
  This validation process ensures compliance with both U.S. and Canadian government security standards established by the U.S. National Institute of Standards and Technology ("NIST").

  •
  3eTI has 12 products covered by 4 FIPS 140-2 certificates and 4 FIPS 197 certificates for AES-based cryptography.

  •
  We acquired technology in WiFi, WiMAX, Bluetooth, RFID, Intrusion detection & prevention systems & Mobile Mesh which we did not previously own.

  •
  3eTI's strategic partnerships and relationships of 3eTI with CISCO and Intel.

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

        The Unaudited pro forma adjustments for the twelve months ended December 31, 2006 consist of adding 3eTI's estimated results of operations for the period. The pro forma financial information presented reflects the following:

  •
  Additional amortization expense of approximately $0.4 million per quarter related to the estimated fair value of the identifiable intangible assets from the preliminary purchase price allocation.

  •
  Additional interest expense of $0.3 million per quarter related to the incremental new bank borrowings to fund part of the 3eTI purchase price.

  •
  Additional retention expense of $0.3 million per quarter related to contractual requirements under the merger agreement.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

20. Acquisition of 3eTI (Continued)

  •
  The write-off of the in-process R&D of $1.6 million is excluded from this analysis as this was a one time, non-recurring charge to earnings.

	Twelve months ended December 31, 2006
	As Reported	(unaudited) Pro Forma
Revenue	$96,721	$109,788
Net income (loss)	$(6,781)	$(7,087)
Net income (loss) per share:
Basic	$(0.26)	$(0.27)
Diluted	$(0.26)	$(0.27)

21. Related Party Transaction:

        During the years ended December 31, 2008, 2007 and 2006, DRS Technologies, Inc. ("DRS") and its related subsidiaries (part of Finmeccanica) acquired approximately $16.6 million, $0.7 million and $8.1 million, respectively, of products from EFJohnson. Included in our account receivable balances as of December 31, 2008 and 2007 were amounts due from DRS for $1.3 million and $0.5 million, respectively. Since August 1995, Mark Newman has been the Chairman, President and Chief Executive Officer of DRS. Mr. Newman was appointed a director of EFJI in 2005. It is anticipated that the Company may engage in similar business with DRS in the future.

22. Sale/Leaseback Transaction

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

23. Costs Associated with Exit or Disposal Activities

        On November 15, 2007, the Company committed to an organizational plan (the "Plan") to shift from three divisions to one integrated corporate structure focused on secure wireless communications for government and industrial customers. The Plan is expected to improve efficiencies in our operations, reduce our infrastructure costs and to support a new technology roadmap driving toward a streamlined and more effective structure. Implementation of the Plan includes senior and middle management changes as well as staff reductions designed to eliminate redundant positions and reflects the Company's decision to consolidate operations and move production from three locations into a centralized operations and outsourcing program in the Dallas/Fort Worth area.

        Costs that are directly associated with the Plan are being recorded as "restructuring costs" and are included in general and administrative expenses. Other costs that do not qualify as restructuring costs

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

23. Costs Associated with Exit or Disposal Activities (Continued)

are being classified as other operating expenses or costs of goods sold in the Company's consolidated statements of operations.

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

        The following table summarizes the estimates and actual exit costs incurred as of December 31, 2008:

	Original amount expected to be incurred	Additional costs incurred	Total amount expected to be incurred	Amount incurred as of December 31, 2007	Amount incurred as of December 31, 2008	Remaining amount to be incurred
One-time termination benefits	$951	$—	$951	$575	$364	$12
Other costs	139	59	198	45	153	—

Total costs	$1,090	$59	$1,149	$620	$517	$12

        The following table summarizes the beginning and ending liability reserve for exit costs as of December 31, 2008:

	Balance at December 31, 2007	Cash Payments	Balance at December 31, 2008
One-time termination benefits	$575	$563	$12
Other costs	3	3	—

Total costs	$578	$566	$12

24. Unaudited Quarterly Financial Data:

        The following table sets forth unaudited condensed operating results for each of the eight quarters in the two-year period ended December 31, 2008. This information has been prepared on the same basis as the financial statements appearing elsewhere in this report. Our operating results for any one quarter are not indicative of results for any future period. Earnings per share for each quarter are computed independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share and per share date)

24. Unaudited Quarterly Financial Data: (Continued)

weighted average number of common shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2007 (as restated)
Revenues	$38,948	$57,296	$33,715	$24,651

Income (loss) from operations	(358)	4,029	(7,105)	(16,160)
Interest and other income (expenses), net	(5)	(16)	33	(47)

Income (loss) before income taxes	$(363)	$4,013	$(7,072)	$(16,207)

Income tax benefit (expense)	—	(159)	137	(21,448)

Net income (loss)	$(363)	$3,854	$(6,935)	$(37,655)

Net income (loss) per share—basic	$(0.01)	$0.15	$(0.27)	$(1.44)

Net income (loss) per share—diluted	$(0.01)	$0.15	$(0.27)	$(1.44)

2008 (as restated)
Revenues	$33,899	$32,570	$34,500	$25,317

Income (loss) from operations	(1,835)	1,525	904	(21,060)
Interest and other income (expenses), net	(181)	(268)	(259)	(273)

Income (loss) before income taxes	$(2,016)	$1,257	$645	$(21,333)

Income tax benefit (expense)	—	—	—	574

Net income (loss)	$(2,016)	$1,257	$645	$(20,759)

Net income (loss) per share—basic	$(0.08)	$0.05	$0.02	$(0.79)

Net income (loss) per share—diluted	$(0.08)	$0.05	$0.02	$(0.79)

        During the third quarter of 2007, the company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The execution of the memorandum of understanding effectively changed the nature of the outstanding non-trade receivable such that it should no longer be considered a receivable balance. As a result, the company wrote off this "Other Receivable" of $3,557 in the third quarter of 2007 against cost of sales negatively impacting our gross margin. We received credits under the agreement amounting to $111, $96, $246, $223 and $189 in the quarters ended December 31, 2007, March 31, June 30, September 30 and December 31, 2008, respectively.

        During the fourth quarter of 2007, we incurred a goodwill impairment loss of $5.5 million associated with the 3eTI reporting unit. During the fourth quarter of 2008, we incurred a goodwill impairment loss of $14.9 million associated with the 3eTI reporting unit. A tax expense of $(21,448) was recorded in the fourth quarter of 2007 primarily due to management's determination that the net deferred assets required a full valuation allowance. A tax benefit of $574 was recorded in the fourth quarter of 2008 primarily due to a reduction in deferred tax liabilities relating to the impairment charge for indefinite lived intangible assets associated with the 3eTI reporting unit.

EF JOHNSON TECHNOLOGIES INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Expense (Reversal)	Charged to Other Accounts	Deductions (Write-offs)	Balance at End of Period
Allowance for Doubtful Accounts for the:
Year Ended December 31, 2006	135,121	393,829	—	(18,148)	547,099
Year Ended December 31, 2007	547,099	906,140	—	438,223	1,015,016
Year Ended December 31, 2008	1,015,016	823,166	—	246,365	1,591,817
Allowance for Sales Returns for the:
Year Ended December 31, 2006	36,386	215,716	—	10,691	241,411
Year Ended December 31, 2007	241,411	710,103	—	330,286	621,229
Year Ended December 31, 2008	621,229	(135,969)	—	108,266	376,994
Inventory Obsolescence Reserve for the:
Year Ended December 31, 2006	392,312	722,630	—	316,146	798,796
Year Ended December 31, 2007	798,796	2,487,194		315,180	2,970,810
Year Ended December 31, 2008	2,970,810	3,865,094		3,675,327	3,160,577
Valuation Allowance for Deferred Tax Asset for the:
Year Ended December 31, 2006	1,595,000	2,162,612	—	—	3,757,612
Year Ended December 31, 2007 (as restated)	3,757,612	27,766,385	—	—	31,523,997
Year Ended December 31, 2008	31,523,997	249,265	—	—	31,773,262
Allowance for Warranty Reserve for the:
Year Ended December 31, 2006	2,693,344	11,584	—	1,292,743	1,412,185
Year Ended December 31, 2007	1,412,185	7,433,638	—	5,043,117	3,802,706
Year Ended December 31, 2008	3,802,706	3,667,800	—	4,354,610	3,115,896

See report of independent registered public accounting firm

S-1