Form 10-Q
period 2009-03-31
EF Johnson Technologies, Inc.
filed 2009-05-06
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 0-21681

EF JOHNSON TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-0801192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 CORPORATE DRIVE

IRVING, TEXAS 75038

(Address of principal executive offices and zip code)

(972) 819-0700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒

As of May 4, 2009, 26,393,142 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

(Unaudited and in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,704	$11,267
Accounts receivable, net of allowance for returns and doubtful accounts of $1,781 and $1,969, respectively	17,610	18,234
Accounts receivable due from related parties	1,000	1,281
Receivables - other	946	849
Cost in excess of billings on uncompleted contracts	5,034	5,116
Inventories, net	36,239	37,322
Prepaid expenses	1,831	1,632
Total current assets	70,364	75,701
Property, plant and equipment, net	5,566	5,996
Restricted cash	5,024	2,021
Goodwill	5,126	5,126
Other intangible assets, net of accumulated amortization	8,524	8,770
Other assets	73	73
TOTAL ASSETS	$94,677	$97,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$9	$9
Accounts payable	11,175	11,728
Accrued expenses	8,924	10,786
Billings in excess of cost on uncompleted contracts	970	217
Deferred revenues	665	1,235
Total current liabilities	21,743	23,975
Long-term debt obligations, net of current portion	15,004	15,006
Deferred income taxes	631	631
Other liabilities	987	1,106
TOTAL LIABILITIES	38,365	40,718

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,528,028 and 26,336,735 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively)	262	262
Additional paid-in capital	155,256	154,688
Accumulated other comprehensive loss	(969)	(1,088)
Accumulated deficit	(98,119)	(96,861)
Treasury stock (103,255 and 18,083 shares at cost at March 31, 2009 and December 31, 2008)	(118)	(32)
TOTAL STOCKHOLDERS’ EQUITY	56,312	56,969
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,677	$97,687

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

	2009	2008
		(as restated)
Revenues	$22,429	$33,899
Cost of sales	14,731	22,505
Gross profit	7,698	11,394
Operating expenses:
Research and development	3,331	3,255
Sales and marketing	2,476	3,166
General and administrative	5,423	6,401
Amortization of intangibles	246	407
Escrow fund settlement	(2,804)	—
Total operating expenses	8,672	13,229
Loss from operations	(974)	(1,835)
Interest expense, net	(284)	(181)
Loss before income taxes	(1,258)	(2,016)
Income tax benefit (expense)	—	—
Net loss	$(1,258)	$(2,016)
Net loss per share—Basic and dilutive	$(0.05)	$(0.08)
Weighted average common shares—Basic and dilutive	26,383,931	26,062,748

See accompanying notes to the condensed consolidated financial statements

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands)

	2009	2008
		(as restated)
Cash flows from operating activities:
Net loss	$(1,258)	$(2,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for returns and doubtful accounts	748	272
Depreciation and amortization	972	1,115
Recognition of deferred gain	(24)	(24)
Stock-based compensation	549	642
Changes in operating assets and liabilities:
Accounts receivable	(124)	236
Accounts receivable from related parties	281	(7,624)
Receivables - other	(97)	(315)
Cost in excess of billings on uncompleted contracts	82	(1,487)
Inventories	1,083	(47)
Prepaid expenses and other	(199)	(370)
Accounts payable	(553)	(2,738)
Accrued and other liabilities	(1,838)	(887)
Billings in excess of cost on uncompleted contracts	753	455
Deferred revenues	(570)	(422)
Total adjustments	1,063	(11,194)
Net cash used in operating activities	(195)	(13,210)
Cash flows from investing activities:
Increase in restricted cash	(3,003)	—
Purchase of property, plant and equipment	(296)	(407)
Other assets	—	(78)
Net cash used in investing activities	(3,299)	(485)
Cash flows from financing activities:
Proceeds on revolving lines of credits	—	6,500
Principal payments on long-term debt	(2)	(2)
Purchase of treasury stock	(86)	—
Proceeds from issuances of common stock	19	8
Net cash (used in) provided by financing activities	(69)	6,506
Net decrease in cash and cash equivalents	(3,563)	(7,189)
Cash and cash equivalents, beginning of period	11,267	15,636
Cash and cash equivalents, end of period	$7,704	$8,447

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $359 and $332 during the three months ended March 31, 2009 and 2008, respectively.

The Company paid income taxes of $37 and $21 during the three months ended March 31, 2009 and 2008, respectively.

See accompanying notes to the condensed consolidated financial statements

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EF Johnson Technologies, Inc. at December 31, 2008, presented within this Report on Form 10-Q, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2009.

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

2. ORGANIZATION AND CONSOLIDATION

We are a provider of secure wireless solutions that are sold to: (1) domestic and foreign public safety / public service entities, (2) federal, state and local governmental agencies, including the Departments of Homeland Security and Defense, and (3) domestic and foreign commercial customers.  Through EFJohnson, Transcrypt and 3eTI we design, develop, market, and support:

•                  mobile and portable wireless radios;

•                  stationary transmitters / receivers (base stations or repeaters);

•                  infrastructure equipment and systems;

•                  secure encryption technologies for proprietary wireless radios;

•                  customized wireless network centric products and systems to the federal government primarily under government funded Small Business Innovative Research (“SBIR”) programs; and

•                  niche hardware and secure software technologies for the WLAN markets primarily in the government and industrial controls sectors.

The condensed consolidated financial statements include the accounts of EF Johnson Technologies, Inc. and our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation.

Previously the Company was organized, and reported its financial results, as a parent company with two segments, Private Wireless Communications and Secured Communications.  Having recognized that the public safety/public service market is moving towards convergent telecommunications solutions, the continued demand for interoperability and the transition from analog to digital platforms, we reorganized the Company in January 2008 into a single centralized corporate structure in order to be competitive in this market. In light of these changes, the Company reassessed its segment reporting, and beginning with the first quarter of 2008, we have no segments to report.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

3. RESTATEMENT

In this Form 10-Q, we are restating our previously reported financial results for the quarter ended March 31, 2008. In our Form 10-K for 2008, we restated our previously reported financial results for the quarters ended September 30, 2007 and March 31, June 30, and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007.

The previously filed annual report on Form 10-K for 2007 and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

On March 30, 2009, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors concluded that, upon the recommendation of management, in consultation with Grant Thornton LLP (“Grant Thornton”), the Company’s independent registered public accounting firm, the Company’s previously issued financial statements for each of the quarters ended September 30, 2007 and March 31, June 30 and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007, required restatement.

During the third quarter of 2007, the Company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The agreement granted credits on future purchases to the Company, and therefore should have been accounted for by reducing the cost of future inventory purchases, and subsequently cost of sales, over the period of the agreement, and the outstanding receivable should have been written off. Prior to the restatement, the Company recorded credits received as a result of this agreement as collections of a receivable instead of a reduction of inventory cost. As a result, the Company wrote off this “Other Receivable” balance as of the third quarter of 2007, and the related credits on future purchases received under this agreement are being treated as a reduction to cost of sales resulting from the lower cost basis of inventory. The write-off of this receivable was charged to cost of sales, as the transactions that generated the disputed receivables related to the transfer of inventory at cost to a contract manufacturer. Based on estimated purchases, we anticipate that approximately $2.7 million of credits remaining at December 31, 2008 will be earned over the next two to three years pursuant to this agreement.

This adjustment is a non-cash adjustment in 2007 and 2008. Future purchases covered by the memorandum of understanding will have a positive impact on our gross margin and operating income on a going forward basis. For the three months ended March 31, 2009, we recognized $117 in credits.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

3. RESTATEMENT (continued)

The following tables (in thousands) summarize the net increases (decreases) for the three months ended March 31, 2008. These adjustments did not change the amounts reported as cash flows from operating, investing, or financing activities.

	As previously reported March 31,		Restated March 31,
	2008	Adjustment	2008

Revenues	$33,899	$—	$33,899
Cost of sales	22,601	(96)	22,505
Gross profit	11,298	96	11,394

Total operating expenses	13,229	—	13,229
Loss from operations	(1,931)	96	(1,835)
Interest (expense) income and other income (expense)	(181)	—	(181)
Net loss before income taxes	$(2,112)	$96	$(2,016)
Income tax benefit (expense)	—	—	—
Net loss	$(2,112)	$96	$(2,016)
Net loss per share–basic and dilutive	$(0.08)	$—	$(0.08)
Weighted average common shares– basic and dilutive	26,062,748	—	26,062,748

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

3. RESTATEMENT (continued)

	As previously reported March 31,		Restated March 31,
	2008	Adjustment	2008
Assets
Cash and cash equivalents	$8,447	$—	$8,447
Accounts receivable	28,461	—	28,461
Receivables–other	7,163	(3,350)	3,813
Cost in excess of billings on uncompleted contracts	4,762	—	4,762
Inventories, net	33,918	—	33,918
Prepaid Expenses	1,479	—	1,479
Total current assets	84,230	(3,350)	80,880

Property, plant and equipment, net	6,795	—	6,795
Goodwill	20,040	—	20,040
Other intangible assets, net of accumulated amortization	13,414	—	13,414
Other assets	430	—	430
TOTAL ASSETS	$124,909	$(3,350)	$121,559

Liabilities
Line of Credit	$6,500	$—	$6,500
Current portion of long-term debt obligations	8	—	8
Accounts payable	10,673	—	10,673
Accrued expenses	10,321	—	10,321
Billings in excess of cost on uncompleted contracts	676	—	676
Deferred Revenue	588	—	588
Total current liabilities	28,766	—	28,766

Long-term debt obligations, net of current portion	15,013	—	15,013
Deferred Tax Liability	1,489	—	1,489
Other liabilities	1,134	—	1,134
TOTAL LIABILITIES	46,402	—	46,402

Equity
Shareholders’ Equity	262	—	262
Additional paid-in capital	154,006	—	154,006
Accumulated other comprehensive loss	(1,107)	—	(1,107)
Accumulated deficit	(74,654)	(3,350)	(78,004)
TOTAL STOCKHOLDERS’ EQUITY	78,507	(3,350)	75,157

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,909	$(3,350)	$121,559

4. NET LOSS PER SHARE

Basic loss per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options, stock satisfied stock appreciation rights (“SSAR’s”), restricted stock grants and restricted stock units (collectively “Incentive Shares”). For the three months ended March 31, 2009 and 2008, all outstanding incentive shares of 1,889,919 and 1,643,572, respectively, were considered anti-dilutive due to the net loss in each quarter. For the three months ended March 31, 2009 and 2008, outstanding incentive shares of 584,630 and 509,558, respectively, had exercise prices lower than the average market price of the common stock for the respective periods. Outstanding incentive shares that had exercise prices higher than the average market price of the common stock for the periods were considered anti-dilutive and excluded from the calculation of diluted weighted average common shares.

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights (“SSAR’s”) (collectively “Options”). For the three months ended March 31, 2009, we recognized compensation expense of $0.3 million related to options and $0.1 million related to restricted stock grants and restricted stock units. Additionally, $0.1 million of compensation expense was recognized related to equity grants made to certain named executive officers associated with performance based incentives earned for meeting certain operational, new product introductions and other personal goals.  For the three months ended March 31, 2008, we recognized compensation expense of $0.4 million related to options and $0.2 million related to restricted stock grants and restricted stock units.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

At the Company’s May 28, 2008 Annual Meeting of Stockholders, the Stockholders approved an amendment to the EFJ, Inc. 2005 Omnibus Incentive Compensation Plan to increase the number of shares available for issuance pursuant to the plan by 1,500,000 shares.

6. ESCROW FUND SETTLEMENT

On January 13, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) settling a claim made by the Company against the escrow fund established in connection with the acquisition of 3eTI by the Company in 2006.  Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated July 10, 2006, by and among the Company, 3eTI, Avanti Acquisition Corp., Chih-Hsiang Li, as Stockholders’ Agent, and Steven Chen, James Whang, Chih-Hsiang Li and AEPCO, Inc. (as the “Principal Stockholders”), $3.6 million (or ten percent (10%) of the purchase price for 3eTI) was deposited into an escrow account at the time of closing to indemnify the Company for any claims under the Merger Agreement.  In August 2008, the Company made a claim against the escrow fund for damages arising out of certain alleged breaches of representations and warranties contained in the Merger Agreement.

Pursuant to the terms of the Settlement Agreement, the Company received on January 16, 2009, approximately $2.8 million, inclusive of interest, out of the escrow fund.  The remaining balance of the escrow fund (or approximately $1.1 million, inclusive of interest) was paid out to the former stockholders of 3eTI pursuant to the terms of the Merger Agreement.  The Settlement Agreement also contains a mutual release of liability for claims related to the acquisition of 3eTI by the Company.

The escrow funds received as part of the settlement were recorded as a reduction of operating expense. The Company previously incurred research and development costs in connection with the re-design, re-testing and re-certification of certain 3eTI products to bring them up to specifications represented to exist at the acquisition date.

7. INTEREST RATE SWAP AGREEMENTS AND COMPREHENSIVE LOSS

On July 19, 2006, we entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates, not for speculative or trading purposes. The interest rate swap has been designated as a cash flow hedge and is recorded in the consolidated financial statements at fair value. Changes in the fair value of the swap have been recorded in Accumulated Comprehensive Loss in the balance sheet as the derivative is assessed as effectively hedged at March 31, 2009. Changes in the fair value of the swap would be reclassified to other income (expense) to the extent the hedging instrument is determined to be ineffective.

The interest rate swap agreement effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, the Company will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $1.0 million and is included with other long-term liabilities and accumulated other comprehensive loss in the consolidated balance sheet at March 31, 2009. The following is a summary of comprehensive loss:

	Three Months Ended
	March 31,
	2009	2008
		(restated)
Net loss	$(1,258)	$(2,016)
Reclassification to interest expense	(192)	(74)
Fair value adjustment for interest rate swap	311	(323)
Comprehensive loss	$(1,139)	$(2,413)

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

8. INVENTORIES

The following is a summary of inventories:

	March 31, 2009	December 31, 2008
Raw materials and supplies	$11,967	$11,598
Work in progress	245	1,049
Finished goods	24,912	24,673
Service inventories	3,162	3,163
	40,286	40,483
Reserve for obsolescence	(4,047)	(3,161)
Total inventories	$36,239	$37,322

9. GOODWILL AND INTANGIBLE ASSETS

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

We performed fair value-based impairment tests at December 31, 2008. Upon completion of the impairment test, we concluded that the fair value of the 3eTI reporting unit was lower than the carrying value of the associated goodwill, certain intangibles and its trade name. Therefore, in the fourth quarter ended December 31, 2008, we reported an impairment charge of $14.9 million related to goodwill and $3.5 million related to the other intangibles, including trade name, that was recorded in general and administrative expenses.

No events occurred during the three months ended March 31, 2009 and 2008, respectively, that would indicate that an impairment of such assets had taken place as of such dates.

Amortization expense, related to intangible assets which are subject to amortization, was $0.2 and $0.4 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Intangible assets consist of the following as of the dates indicated:

	March 31, 2009			December 31, 2008
	Beginning		Net	Gross		Ending
	Balance	Impairment	Amount	Amount	Impairment	Balance

Intangible assets not subject to amortization:
Goodwill	$5,126	$—	$5,126	$20,040	$(14,914)	$5,126
Trademarks	2,044	—	2,044	4,364	(2,320)	2,044
Certifications	1,230	—	1,230	1,230	—	1,230
	$8,400	$—	$8,400	$25,634	$(17,234)	$8,400

	March 31, 2009				December 31, 2008
	Gross		Accumulated	Net	Gross		Accumulated	Net
	Amount	Impairment	Amortization	Amount	Amount	Impairment	Amortization	Amount

Intangible assets subject to amortization:
Existing technology	$6,190	$—	$(2,805)	$3,385	$6,190	$—	$(2,667)	$3,523
Customer relationships	3,756	—	(2,014)	1,742	4,800	(1,044)	(1,908)	1,848
License	159	—	(159)	—	320	(161)	(159)	—
Covenant not-to-compete	400	—	(400)	—	400	—	(400)	—
Trademarks/Patents	209	—	(86)	123	209	—	(84)	125
	$10,714	$—	$(5,464)	$5,250	$11,919	$(1,205)	$(5,218)	$5,496

10. NOTE PAYABLE AND LINE OF CREDIT

We amended our secured line of credit agreement with Bank of America in July 2006 to retain a revolving line of credit of up to $15.0 million and include a term loan of $15.0 million (the “Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 400 basis points as of March 31, 2009 and was 200 basis points at March 31, 2008. As discussed below, an amendment to the

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

Loan Agreement was executed in March 2009 that resulted in increased basis points and lowered the revolving line of credit to $10.0 million. Interest rates of 4.56% and 4.62% were in effect at March 31, 2009 and 2008, respectively. The Loan Agreement expires June 30, 2010.

The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI dated July 10, 2006. At March 31, 2009 and December 31, 2008, no borrowings had been made on the revolving line of credit. There was $0.75 million open letters of credit under our line of credit at March 31, 2009 and there were no open letters of credit under our line of credit at December 31, 2008. The total available remaining credit under the line of credit was $9.3 million and $14.4 million as of March 31, 2009 and December 31, 2008, respectively.

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

As noted in our Form 10-K for the period ending December 31, 2008, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ended December 31, 2008. As a result, effective March 16, 2009 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one-time basis, and amended the Loan Agreement to, among other things, lower the revolving line of credit from $15.0 million to $10.0 million, revise such financial covenants, add additional covenants, and to modify the advance and borrowing provisions under the Loan Agreement. In order to maintain compliance with the terms of the Amendment, the Company pledged as additional cash collateral for the remaining term of the term loan $3.0 million on the effective date of the Amendment. Furthermore, beginning with the quarter ending June 30, 2009, we are required to maintain a certain level of EBITDA, maintain certain fixed charge coverage ratio on a cumulative basis beginning April 1, 2009, a minimum funded debt to EBITDA ratio on an annualized basis beginning April 1, 2009 for each quarterly financial reporting period through June 30, 2010 and limit capital expenditures to $2.5 million for 2009. In addition, the interest rate on the revolving note issuable pursuant to the Loan Agreement has been amended to a floating rate equal to LIBOR plus a Libor Margin ranging from 2.50% to 5.00% through the term of the note based on the Company’s funded debt to EBITDA.

The Company was in compliance with all financial and negative covenants at March 31, 2009.  As discussed above, compliance with new, more restrictive financial covenants under the Loan Agreement will be required beginning in the Company’s second quarter.  Management has noted that, based on current projections, if certain orders are not received and shipped in the second quarter, the Company may not meet those more restrictive loan covenants for the second quarter.  Management’s evaluation is based on recent experience with expected orders being temporarily delayed by customers.   In such event, the Company intends to attempt to obtain a waiver of non compliance from the lender, failing which the lender could declare the Company in default under the Loan Agreement and accelerate the payment of the $15.0 million term loan, require payment of any borrowings under the revolving line of credit and raise the interest rate an additional 4%.  There can be no assurance that the Company will be able to obtain such waiver.

If the Company is not in compliance with the bank covenants at the end of the second quarter and is unable to obtain a waiver from such noncompliance, the Company will be required to classify the $15 million term loan as a current liability as of the end of the second quarter. Additionally, to the extent existing resources and cash from operations are insufficient to pay these obligations; we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

In any event, however, the term loan will be classified as current in the second quarter of 2009 due to its maturity date of June 10, 2010.

11. INCOME TAXES

We did not record a tax benefit or provision for either the three months ended March 31, 2009 or 2008 primarily due to our fully reserved deferred tax assets requiring no further provision for income taxes for each respective period end. The Company has unrecognized tax benefits of approximately $0.5 million that did not change significantly during the three

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

months ended March 31, 2009 relating to carry forward of business credits. The adoption of FIN 48 did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not be included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of March 31, 2009, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings.

The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 1996 to 2003 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

12. WARRANTY COSTS

We provide a one-to-three year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are both extraordinary and determinable. A reconciliation of changes in our accrued warranty reserve as of March 31, 2009 is as follows:

	Balance at	Charged to	Deduction /	Balance at
	December 31, 2008	Expense	Expenditures	March 31, 2009
Allowance for Warranty Reserve	$3,116	898	763	$3,251

13. FAIR VALUE MEASUREMENT

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

The Company adopted the provisions of SFAS 157 as of January 1, 2008 relating to financial assets and liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing.

The provisions of SFAS 157 relating to non-recurring nonfinancial assets and nonfinancial liabilities will be applied as circumstances require. Interest rate swaps are measured at fair value indirectly through market corroboration, for substantially the full term of the financial instrument within Level 2 of the fair value hierarchy.

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2009 and 2008:

	Fair Value Measurements Using
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap - liability at March 31, 2008	$1,107	$—	$1,107	$—
Interest rate swap - liability at March 31, 2009	$969	$—	$969	$—

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.

14. COMMITMENTS AND CONTINGENCIES

We are involved in certain legal proceedings incidental to the normal conduct of our business. At this time, we do not believe that any liabilities relating to such legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings as of March 31, 2009 and December 31, 2008 was $0.1 million.

In the normal course of our business activities, we are required under certain supplier agreements and contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these agreements or contracts. There was $0.75 million open letters of credit under our line of credit at March 31, 2009 and there were no open letters of credit under our line of credit at December 31, 2008. Bonds, which expire on various dates, totaled $2.4 million on March 31, 2009 and December 31, 2008. No bonds had been drawn upon at either date.

15. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On November 15, 2007, the Company committed to an organizational plan (the “Plan”) to shift from three divisions to one integrated corporate structure focused on secure wireless communications for government and industrial customers. The Plan was expected to improve efficiencies in our operations, reduce our infrastructure costs and to support a new technology roadmap driving towards a streamlined and more effective structure. Implementation of the Plan included senior and middle management changes as well as staff reductions designed to eliminate redundant positions and reflects the Company’s decision to consolidate operations and move production from three locations into a centralized operations and outsourcing program in the Dallas/Fort Worth area.

Costs that were directly associated with the Plan were being recorded as “restructuring costs” and were included in general and administrative expenses. Other costs that did not qualify as restructuring costs were being classified as other operating expenses or costs of goods sold in the Company’s consolidated statements of operations.

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

The following table summarizes the estimates and actual exit costs incurred as of March 31, 2009:

	Original amount expected to be incurred	Additional costs incurred	Total amount expected to be incurred	Amount incurred as of December 31, 2008	Amount incurred for the three months ended March 31, 2009	Remaining amount to be incurred
One-time termination benefits	$951	$—	$951	$939	$12	$—
Other costs	139	59	198	198	—	—
Total costs	$1,090	$59	$1,149	$1,137	$12	$—

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

The following table summarizes the beginning and ending liability reserve for exit costs as of March 31, 2009:

	Balance at December 31, 2007	Cash Payments	Balance at December 31, 2008	Cash Payments	Balance at March 31, 2009
One-time termination benefits	$575	$563	$12	$12	$—
Other costs	3	3	—	—	—
Total costs	$578	$566	$12	$12	$—

16. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009 and 2008, DRS Technologies, Inc. (“DRS”) and its related subsidiaries (part of Finmeccanica) acquired approximately $0.4 million and $8.1 million, respectively, of our products.  As of March 31, 2009 and December 31, 2008 there were amounts due from DRS for $1.0 million and $1.3 million, respectively. Since August 1995, Mark Newman has been the Chairman, President and Chief Executive Officer of DRS. Mr. Newman was appointed a director of the Company in 2005. It is anticipated that the Company may engage in similar business with DRS in the future.

17. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination “SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquirer and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’

EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks discussed in the 2008 Annual Report on Form 10-K under Item 1A “Risk Factors” and in Part II of this report on Form 10-Q under Item 1A “Risk Factors.” We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason except as required by law.

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

The operating structure of the Company also changed in the first quarter of 2008. Under the new structure, all of the Company’s operations report up to the chief executive officer and president through the chief operating officer. The chief financial officer, chief operating officer and general counsel report to the chief executive officer and president.  Based on the synergies of our products, customers, and organizational structure, the Company now operates in a single segment.

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

Much of our business is obtained through submission of formal competitive bids. Our governmental customers generally can specify the terms, conditions and form of the contract. Our government business is subject to government funding decisions and contract types can vary widely, including cost plus, fixed-priced, indefinite-delivery/indefinite quantity (“IDIQ”), and government-wide acquisition contracts with the General Services Administration (“GSA”), that require pre-qualification of vendors and allows government customers to more easily procure our products and systems. Through the federal government SBIR programs the business is most typically obtained through the submission of formal bids under cost plus or fixed price agreements.

Depending on the size and complexity of customer specifications and requirements, products can be shipped to the customer in a relatively short period of time (typically 90 days), or with complex integrations and various delivery dates, orders can span multiple years. For example, our longer-term system contracts and government services revenues are generated under customer contracts and agreements for which revenue is recorded under the percentage-of-completion method.

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

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses associated with our management, accounting, information systems and operational functions. This expense also includes the impact of equity-based compensation expense. Accounting for government contracts delineates what is a direct charge allowable to include in contract costs and what is considered to be an indirect charge reflected as general and administrative expenses. We consider indirect engineering labor and operating costs such as quality, planning, operations, and company fringe benefits, general administrative salaries and other general administrative expenses as general and administrative expense.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenues, (2) receivables, (3) inventories, (4) goodwill and other intangible assets, (5) warranty costs, (6) income taxes, (7) long-lived assets and (8) stock-based compensation. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	March 31,
	2009	2008
		(restated)
Revenues	100.0%	100.0%
Cost of sales	65.7	66.4
Gross profit	34.3	33.6

Operating expenses:
Research and development	14.9	9.6
Sales and marketing	11.0	9.3
General and administrative	24.2	18.9
Amortization of intangibles	1.1	1.2
Escrow fund settlement	(12.5)	—

Total operating expenses	38.7	39.0
Loss from operations	(4.4)	(5.4)
Interest expense, net	(1.3)	(0.5)
Loss before income taxes	(5.7)	(5.9)
Income tax provision	—	—
Net loss	(5.7)%	(5.9)%

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenues. Our revenues decreased $11.5 million, or 34%, to $22.4 million for the three months ended March 31, 2009 from $33.9 million for the same period in 2008. The decline was mainly attributable to lower federal orders and deliveries coupled with a decline in revenues associated with the FCC re-banding effort.

Gross Profit. Our gross profit decreased $3.7 million, or 32%, to $7.7 million in the three months ended March 31, 2009 from $11.4 million for the same period in 2008. The decrease in gross profit was attributable to the volume variance associated with the decline in revenue. Gross profit, as a percentage of revenues, or gross margin, was 34.3% for the three months ended March 31, 2009, as compared to 33.6% for the same period in 2008. Gross margin improved in the first quarter of 2009 primarily due to improved product quality that resulted in lower cost of sales. We anticipate margins to be stable over the remainder of fiscal year 2009.

Research and Development. Research and development expenses were relatively flat at $3.3 million in the three months ended March 31, 2009 and 2008, respectively. Research and development expenses as a percentage of revenues increased to 14.9% in the first three months of 2009 versus 9.6% for the same period in 2008 mainly attributable to the decline in revenue.

Sales and Marketing. Sales and marketing expenses decreased $0.7 million, or 21.8%, to $2.5 million in the three months ended March 31, 2009 from $3.2 million in the same period in 2008. The decrease is mainly attributable to lower marketing expenses associated with reduced labor and trade show expenses. Sales and marketing expenses as a percentage of revenues increased to 11.0% in the first three months of 2009 versus 9.3% for the same period in 2008 mainly attributable to the decline in revenue.

General and Administrative. General and administrative expenses decreased $1.0 million, or 15.6%, to $5.4 million for the three months ended March 31, 2009 from $6.4 million for the same period in 2008. The decrease in expenses is primarily attributable to lower incentive compensation accruals for 2009 and reduced stock compensation expense resulting from increased forfeiture rates in the first quarter of 2009 as compared with the first quarter of 2008.

Amortization of Intangibles. Amortization of intangibles decreased $0.2 million, or 40%, to $0.2 million for the three months ended March 31, 2009 from $0.4 for the same period in 2008. The decrease relates to lower amortization of specifically identifiable intangible assets with a definite life as a result of the impairment of certain amortizable assets during the fourth quarter of 2008.

Escrow fund settlement.  In connection with the acquisition of 3eTI in 2006, the total consideration paid by the Company consisted of $36.0 million in cash, which included $3.6 million to be held in escrow to indemnify the Company for any claims under the Agreement. In August 2008, the Company made a claim against the escrow fund for damages arising out of certain alleged breaches of representations and warranties contained in the Merger Agreement. In January 2009, we settled claims under the Agreement and received $2.8 million of the funds held in the escrow account. The escrow funds received as part of the settlement were recorded as a reduction of operating expense. The Company previously incurred research and development costs in connection with the re-design, re-testing and re-certification of certain 3eTI products to bring them up to specifications represented to exist at the acquisition date.

Interest Expense, net. Interest expense, net increased $0.1 million, or 57%, to $0.3 million for the three months ended March 31, 2009 from $0.2  million for the same period in 2008. This is attributable to interest on the term loan and lower interest income earned on cash investments.

Provision for Income Taxes. We did not record a tax benefit or provision for either the three months ended March 31, 2009 or 2008 primarily attributable to our fully reserved deferred tax assets requiring no further provision for income taxes for each respective period end. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our cumulative loss position during three preceding years, our operating results during each period, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Loss. Net loss was $1.3 million for the three months ended March 31, 2009, reflecting a decrease of $0.7 million, as compared to net loss of $2.0 million for the same period in 2008. Excluding the $2.8 million received for the escrow fund settlement, the net loss for the three months ended March 31, 2009, would have been $4.1 million.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents that were $7.7 million (net of $5.0 million pledged restricted cash) at March 31, 2009 and $11.3 million at December 31, 2008.  In addition, effective with the amended Loan Agreement dated March 16, 2009, we have a revolving line of credit for $10.0 million.

Net cash from operating activities. Our operating activities used cash of $0.2 million and $13.2 million in the three months ended March 31, 2009 and 2008, respectively.

During the first quarter of 2009, cash was used primarily resulting from a net loss of $1.3 million coupled with decreases in accounts payable, accrued expenses and deferred revenues totaling $3.0 million. Operating cash includes $2.8 million received from the escrow fund settlement. Partially offsetting were non-cash depreciation and amortization, stock compensation expense, reductions in accounts receivable, inventories and other amounting to $3.6 million.

During the first quarter of 2008, cash was used primarily resulting from a net loss of $2.0 million coupled with increases in accounts receivable and decreases in accounts payable and accrued expenses amounting to $11.0 million. The increase in accounts receivable reflects delays in cash collections from certain customers during the quarter ended March 31, 2008.

Net cash from investing activities. During the three months ended March 31, 2009 and 2008, investing activities used $3.3 million and $0.5 million, respectively.  During the first three months of 2009, there was an increase in restricted cash of $3.0 million relating to the loan amendment noted above and the remainder was attributable to the purchase of property, plant and equipment. During the first three months of 2008, we invested primarily in the purchase of property, plant and equipment.

Net cash from financing activities. During the three months ended March 31, 2009, financing activities were minimal. During the three months ended March 31, 2008 financing activities provided $6.5 million in a borrowing from the revolving line of credit to cover short term cash requirements at the beginning of the second quarter due to delays in certain customer collections.

Secured line of credit. The Loan Agreement provides for customary affirmative and negative covenants, including maintenance of corporate existence, rights, property, books and records and insurance, compliance with contracts and laws, and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, transfers of assets, investments, loans, guarantees, use of proceeds, sale-leaseback transactions and capital expenditures. In addition, the Loan Agreement contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement also provides for events of default that would permit the lender to accelerate the loans upon their occurrence, including failure to make payments, breaches of representations and warranties, insolvency events, acceleration of other indebtedness, failure to discharge judgments, material adverse effects, certain breaches of contracts, casualty losses when no or insufficient insurance is maintained, changes of control, certain ERISA events and failure to observe covenants. As collateral for the obligations under the Loan Agreement the Lender has a security interest in substantially all assets of the borrowers, including accounts receivable, inventories, machinery, equipment, real estate, and general intangibles.

As noted in our Form 10-K for the period ending December, 31, 2008, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2008. As a result, on March 16, 2009 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one-time basis and amended the Loan Agreement to, among other things, lower the revolving line of credit from $15.0 million to $10.0 million, revise such financial covenants, add additional covenants, and to modify the advance and borrowing revisions under the Loan Agreement. In order to maintain compliance with the terms of the Amendment, the Company pledged as additional cash collateral for the remaining term of the term loan, $3.0 million on the effective date of the Amendment. Furthermore, beginning with the quarter ending June 30, 2009, we are required to maintain a certain level of EBITDA, a certain fixed charge coverage ratio on a cumulative basis beginning April 1, 2009, a minimum funded debt to EBITDA ratio on an annualized basis beginning April 1, 2009 for each quarterly financial reporting period through June 30, 2010 and limit capital expenditures to $2.5 million for 2009. In addition, the interest rate on the revolving note issuable pursuant to the Loan Agreement has been amended to a floating rate equal to LIBOR plus a Libor Margin ranging from 2.50% to 5.00% through the term of the note based on the Company’s funded debt to EBITDA. Effective with the Amendment, the Libor margin will be 400 basis points through the second quarter of 2009. The interest rate of 4.56% and 4.62% were in effect at March 31, 2009 and 2008, respectively. The Loan Agreement expires June 30, 2010.

We were in compliance with all financial and negative covenants at March 31, 2009. At March 31, 2009 and December 31, 2008, no borrowings had been made on the revolving line of credit.

Letters of credits and bonds. In the normal course of our business activities, we are required under certain supplier agreements and contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under these agreements and contracts. There was $0.75 million of open letters of credit under our line of credit at March 31, 2009 and there were no open letters of credit under our line of credit at December 31, 2008. Bonds, which expire on various dates, totaled $2.4 million on March 31, 2009 and December 31, 2008, respectively. The majority of the bonds relate to the contract awarded in May 2008 by the Government of Yukon, Canada that is collateralized by restricted cash of $2.0 million. No bonds had been drawn upon at either date.

The total available remaining credit under the line of credit was $9.3 million and $14.4 million as of March 31, 2009 and December 31, 2008, respectively. The revolving line of credit is supported by the underlying borrowing base of the Company.

Backlog. Our backlog of unfilled orders at March 31, 2009 was $67.0 million, compared to a backlog of $68.2 million at December 31, 2008 and $74.3 million at March 31, 2008. Depending on the size and complexity of customer specifications and requirements, the backlog can be converted to revenues in a relatively short period of time (typically 90 days) or with complex integrations and various delivery dates, orders can span multiple years.

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

Covenant Compliance. The Company was in compliance with all financial and negative covenants at March 31, 2009.  As discussed above, compliance with new, more restrictive financial covenants under the Loan Agreement will be required beginning in the Company’s second quarter.  Management noted that, if certain orders are not received and shipped in the second quarter, the Company may not meet those more restrictive loan covenants for the second quarter. Management’s evaluation is based on recent experience with expected orders being temporarily delayed by customers.  In such event, the Company intends to attempt to obtain a waiver of non compliance from the lender, failing which the lender could declare the Company in default under the Loan Agreement and accelerate the payment of the $15.0 million term loan, require payment of any borrowings under the revolving line of credit and raise the interest rate an additional 4%.  There can be no assurance that the Company will be able to obtain such waiver.

If the Company is not in compliance with the bank covenants at the end of the second quarter and is unable to obtain a waiver from such noncompliance, the Company will be required to classify the $15 million term loan as a current liability as of the end of the second quarter. Additionally, to the extent existing resources and cash from operations are insufficient to pay these obligations, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

In any event, however, the term loan will be classified as current in the second quarter of 2009 due to its maturity date of June 10, 2010.

Based on our estimated cash flows, and assuming the Company is able to meet its covenants under the Loan Agreement or obtain a waiver for non-compliance, we believe our existing cash, cash equivalents and the revolving line of credit are sufficient to meet our capital and operating requirements for at least the next 12 months. However, our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the timing and extent of development, our operating expenses, investments in inventory and accounts receivable and general economic conditions, and also, the continued availability of our credit facility. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, or VIEs, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2009, we are not involved in VIE transactions nor any off-balance sheet arrangements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

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

•                  difficulties in protecting intellectual property; and

•                  susceptibility to orders being cancelled as a result of foreign currency fluctuations since a substantial majority our quotations and invoices are denominated in U.S. dollars.

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

Remediation of Material Weakness in Internal Control

As reported in our 2008 Form 10-K, we did not maintain effective controls to properly and timely identify the appropriate accounting treatment at the time that the Company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The agreement granted credits on future purchases to the Company, and therefore should have been accounted for by reducing the cost of future inventory purchases, and subsequently cost of sales, over the period of the agreement, and the outstanding receivable should have been written off. Prior to the restatement, the Company recorded credits received as a result of this agreement as collections of a receivable rather than a reduction of inventory cost. As a result, the Company wrote off this “Other Receivable” as of the third quarter of 2007 and the related credits on future purchases received under this agreement are being treated as a reduction to cost of sales resulting from the lower cost basis of inventory. Management did not properly and timely identify that the execution of this agreement required a change in accounting treatment in accordance with accounting principals generally accepted in the United States of America, and therefore is a material weakness in Internal Control Over Financial Reporting.

We believe we have taken the steps necessary to remediate this material weakness pertaining to non-standard agreements by improving processes, procedures and approval levels to enter into such agreements. We will continue to monitor the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Control Over Financial Reporting

As part of our normal course of business, we will develop and implement new/modified control procedures associated with orders, inventory costing, purchasing, shipping, and receiving. We will continue to conduct full physical inventory counts periodically during 2009.

Except as discussed above, there were no changes in our internal controls over financial reporting during the quarter ending March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In preparation of our financial statements as of and for the period ended March 31, 2009, management believes that our internal controls over these processes are operating and effective.

PART II. OTHER INFORMATION

ITEM 1.                               LEGAL PROCEEDING

See Note 13 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1A.                      RISK FACTORS

Risk Factors Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, that are described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year 2008, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Additionally, management has noted that, based on current projections, if certain orders are not received and shipped in the second quarter, the Company may not meet its financial covenants under the Loan Agreement with Bank of America for the second quarter. In such event, the Company intends to attempt to obtain a waiver of non-compliance from the lender, failing which the lender could declare the Company in default under the Loan Agreement. There can be no assurance that the Company will be able to obtain such waiver.

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

10.0

Settlement Agreement and Mutual Release dated as of January 13, 2009, by and among the Company and the Company Securityholders, by and through Chih-Hsiang Li, as Stockholders’ Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2009.

10.2

Fifth Amendment to Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc, and Bank of America, N.A., dated as of March 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.3

Fourth Amendment to Revolving Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc, and Bank of America, N.A., dated as of March 16, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

Exhibit No.	Description

10.4

Second Amendment to Term Note by and among the Company, E. F. Johnson Company, Transcrypt International, Inc., 3e Technologies International, Inc, and Bank of America, N.A., dated as of March 16, 2009 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

11.1	Computation of income per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2009

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2009

32.1	Written certification of Chief Executive Officer, dated May 6, 2008 pursuant to 18 U.S.C. Section 1350.

32.2	Written certification of Chief Financial Officer, dated May 6, 2009 pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EF Johnson Technologies, Inc.

Date: May 6, 2009	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)