Form 10-Q
period 2009-06-30
EF Johnson Technologies, Inc.
filed 2009-08-06
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

As of August 3, 2009, 26,408,497 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

(Unaudited and in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
ASSETS

Current assets:

Cash and cash equivalents	$9,451	$11,267
Restricted cash	5,028	—
Accounts receivable, net of allowance for returns and doubtful accounts of $1,898 and $1,969, respectively	21,631	18,234
Accounts receivable due from related parties	376	1,281
Receivables - other	650	849
Cost in excess of billings on uncompleted contracts	2,879	5,116
Inventories, net	34,487	37,322
Prepaid expenses	1,535	1,632

Total current assets	76,037	75,701

Property, plant and equipment, net	5,038	5,996
Restricted cash	—	2,021
Goodwill	5,126	5,126
Other intangible assets, net of accumulated amortization	8,278	8,770
Other assets	71	73

TOTAL ASSETS	$94,550	$97,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt obligations	$15,823	$9
Accounts payable	8,670	11,728
Accrued expenses	10,241	10,786
Billings in excess of cost on uncompleted contracts	396	217
Deferred revenues	847	1,235
Total current liabilities	35,977	23,975
Long-term debt obligations, net of current portion	1	15,006
Deferred income taxes	631	631
Other liabilities	18	1,106

TOTAL LIABILITIES	36,627	40,718

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—

Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,543,142 and 26,336,735 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively)	262	262

Additional paid-in capital	155,584	154,688
Accumulated other comprehensive loss	(814)	(1,088)
Accumulated deficit	(96,991)	(96,861)

Treasury stock (103,255 and 18,083 shares at cost at June 30, 2009 and December 31, 2008)	(118)	(32)

TOTAL STOCKHOLDERS’ EQUITY	57,923	56,969

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,550	$97,687

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(as restated)		(as restated)
Revenues	$30,129	$32,570	$52,558	$66,469
Cost of sales	17,538	21,564	32,269	44,069

Gross profit	12,591	11,006	20,289	22,400

Operating expenses:
Research and development, net of reimbursements	3,105	121	6,436	3,376
Sales and marketing	2,433	3,248	4,909	6,414
General and administrative	5,329	5,706	10,752	12,107
Amortization of intangibles	244	406	490	813
Escrow fund settlement	—	—	(2,804)	—
Total operating expenses	11,111	9,481	19,783	22,710

Income (loss) from operations	1,480	1,525	506	(310)

Interest expense, net	(352)	(268)	(636)	(449)

Income (loss) before income taxes	1,128	1,257	(130)	(759)

Income tax (expense)	—	—	—	—

Net income (loss)	$1,128	$1,257	$(130)	$(759)

Net income (loss) per share – Basic	$0.04	$0.05	$—	$(0.03)

Net income (loss) per share – Diluted	$0.04	$0.05	$—	$(0.03)

Weighted average common shares – Basic	26,540,418	26,082,124	26,462,612	26,072,017

Weighted average common shares – Diluted	27,008,582	26,406,889	26,462,612	26,072,017

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2009 and 2008

(Unaudited and in thousands)

	2009	2008
		(as restated)
Cash flows from operating activities:
Net loss	$(130)	$(759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision (used) for returns and doubtful accounts	(71)	187
Depreciation and amortization	1,922	2,333
Recognition of deferred gain	(47)	(47)
Stock-based compensation	865	1,177
Changes in operating assets and liabilities:
Accounts receivable	(3,326)	(7,521)
Accounts receivable from related parties	905	(895)
Receivables - other	199	(555)
Cost in excess of billings on uncompleted contracts	2,237	(594)
Inventories	2,835	2,523
Prepaid expenses and other	97	(344)
Accounts payable	(3,058)	(2,356)
Accrued and other liabilities	(498)	107
Billings in excess of cost on uncompleted contracts	179	281
Deferred revenues	(388)	86

Total adjustments	1,851	(5,618)

Net cash provided by (used in) operating activities	1,721	(6,377)

Cash flows from investing activities:
Purchase of property, plant and equipment	(472)	(1,217)
Other assets	2	277

Net cash used in investing activities	(470)	(940)

Cash flows from financing activities:
Proceeds on revolving lines of credits	—	6,500
Principal payments on revolving lines of credits	—	(6,500)
Increase in restricted cash related to term loan	(3,007)	—
Principal payments on long-term debt	(5)	(5)
Proceeds from issuances of common stock	31	27
Purchase of treasury stock	(86)	—
Proceeds from exercise of stock options	—	17

Net cash (used in) provided by financing activities	(3,067)	39

Net decrease in cash and cash equivalents	(1,816)	(7,278)
Cash and cash equivalents, beginning of period	11,267	15,636

Cash and cash equivalents, end of period	$9,451	$8,358

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $659 and $572 during six months ended June 30, 2009 and 2008, respectively.

The Company paid income taxes of $79 and $236 during six months ended June 30, 2009 and 2008, respectively.

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EF Johnson Technologies, Inc., formerly EFJ, Inc., at December 31, 2008, presented within this Report on Form 10-Q, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations and cash flows for the three and six months ended June 30, 2009 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2009.

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

On April 1, 2009, Transcrypt International, Inc. merged into the E.F. Johnson Company.

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

•                  customized wireless network centric products and systems to the federal government primarily under government funded Small Business Innovative Research (SBIR) programs; and

•                  niche hardware and secure software technologies for the WLAN markets primarily in the government sector and industrial controls sectors.

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

Three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

3. RESTATEMENT

In this Form 10-Q, we are restating our previously reported financial results for the quarter ended June 30, 2008. In our Form 10-K for 2008, we restated our previously reported financial results for the quarters ended September 30, 2007 and March 31, June 30, and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007.

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

This adjustment is a non-cash adjustment in 2007 and 2008. Future purchases covered by the memorandum of understanding will have a positive impact on our gross margin and operating income on a going forward basis. For the three and six months ended June 30, 2009 we recognized $101 and $218 in credits, respectively. For the three and six months ended June 30, 2008 we recognized $246 and $342 in credits, respectively.

The following tables (in thousands) summarize the net increases (decreases) for the three and six months ended June 30, 2008. These adjustments did not change the amounts reported as cash flows from operating, investing, or financing activities.

	As previously reported three months ended		Adjusted three month ended
	June 30,		June 30,
	2008	Adjustment	2008
Revenues	$32,570	$—	$32,570
Cost of sales	21,810	(246)	21,564
Gross profit	10,760	246	11,006

Total operating expenses	9,481	—	9,481
Income from operations	1,279	246	1,525
Interest expense, net	(268)	—	(268)
Net income before income taxes	$1,011	$246	$1,257
Income tax benefit (expense)	—	—	—
Net income	$1,011	$246	$1,257
Net income per share—basic	$0.04	$0.01	$0.05
Net income per share—diluted	$0.04	$0.01	$0.05
Weighted average common shares— basic	26,082,124	26,082,124	26,082,124
Weighted average common shares— diluted	26,406,889	26,406,889	26,406,889

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

3. RESTATEMENT (continued)

	As previously reported six month ended		Adjusted six month ended
	June 30,		June 30,
	2008	Adjustment	2008
Revenues	$66,469	$—	$66,469
Cost of sales	44,411	(342)	44,069
Gross profit	22,058	342	22,400

Total operating expenses	22,710	—	22,710
Loss from operations	(652)	342	(310)
Interest expense, net	(449)	—	(449)
Net loss before income taxes	$(1,101)	$342	$(759)
Income tax benefit (expense)	—	—	—
Net loss	$(1,101)	$342	$(759)
Net loss per share—basic	$(0.04)	$0.01	$(0.03)
Weighted average common shares—basic	26,072,017	26,072,017	26,072,017

	As previously reported June 30,		Adjusted June 30,
	2008	Adjustment	2008
Assets
Current assets:
Cash and cash equivalents	$8,358	$—	$8,358
Accounts receivable	29,574	—	29,574
Receivables—other	7,157	(3,104)	4,053
Cost in excess of billings on uncompleted contracts	3,869	—	3,869
Inventories, net	31,348	—	31,348
Prepaid Expenses	1,453	—	1,453
Total current assets	81,759	(3,104)	78,655
TOTAL ASSETS	$121,675	$(3,104)	$118,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
TOTAL LIABILITIES	41,184	—	41,184
Commitments and contingencies
Stockholders’ equity:
Common stock	262	—	262
Additional paid-in capital	154,577	—	154,577
Accumulated other comprehensive loss	(705)	—	(705)
Accumulated deficit	(73,643)	(3,104)	(76,747)
TOTAL STOCKHOLDERS’ EQUITY	80,491	(3,104)	77,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,675	$(3,104)	$118,571

4. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options, stock satisfied stock appreciation rights (“SSAR’s”), restricted stock grants and restricted stock units (collectively “Incentive Shares”). For the three months ended June 30, 2009 and 2008, outstanding incentive shares with exercise prices lower than the average market price of the common stock for the respective periods were considered common stock equivalents and were dilutive in the calculation of the diluted weighted average common shares. Outstanding incentive

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

shares that had exercise prices higher than the average market price of the common stock for the periods were considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. For the six months ended June 30, 2009 and 2008, all outstanding incentive shares were considered anti-dilutive due to the net loss for the period end.  The outstanding incentive shares that are considered dilutive and anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Incentive shares with dilutive effect	468,164	324,765	—	—
Incentive shares with anti-dilutive effect	1,312,529	985,785	1,823,742	1,256,979
Outstanding incentive shares	1,780,693	1,310,550	1,823,742	1,256,979

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights (“SSAR’s”) (collectively “Options”). For the three and six months ended June 30, 2009, we recognized compensation expense of $0.3 million and $0.6 million, respectively, related to options and $0.1 million and $0.2 million, respectively, related to restricted stock grants and restricted stock units.  Additionally, $0.1 million of compensation expense was recognized related to equity grants made in the first quarter of 2009 to certain named executive officers associated with performance-based incentives earned for meeting certain operational, new product introductions and other personal goals. For the three and six months ended June 30, 2008, we recognized compensation expense of $0.4 million and $0.8 million, respectively, related to options and $0.1 million and $0.4 million, respectively, related to restricted stock grants and restricted stock units.

At the Company’s May 28, 2008 Annual Meeting of Stockholders, the Stockholders approved an amendment to the EFJ, Inc. 2005 Omnibus Incentive Compensation Plan to increase the number of shares available for issuance pursuant to the plan by 1,500,000 shares.

At the Company’s May 27, 2009 Annual Meeting of Stockholders, the Stockholders approved an amendment to the EFJ, Inc. 2005 Omnibus Incentive Compensation Plan to increase the maximum number of shares of common stock that may be granted to any one participant in any fiscal year from 100,000 to 350,000 shares.

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

Three and six months ended June 30, 2009 and 2008

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

7. INTEREST RATE SWAP AGREEMENT AND COMPREHENSIVE LOSS

On July 19, 2006, we entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates, not for speculative or trading purposes. The interest rate swap has been designated as a cash flow hedge and is recorded in the consolidated financial statements at fair value. Changes in the fair value of the swap have been recorded in Accumulated Comprehensive Loss in the balance sheet as the derivative is assessed as effectively hedged at June 30, 2009. Changes in the fair value of the swap would be reclassified to other income (expense) to the extent the hedging instrument is determined to be ineffective.

The interest rate swap agreement effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, the Company will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $0.8 million and is included in the current portion of long-term debt obligations due to the termination date of the interest rate swap agreement and accumulated other comprehensive loss in the consolidated balance sheet at June 30, 2009. The following is a summary of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(as restated)		(as restated)
Net income (loss)	$1,128	$1,257	$(130)	$(759)
Reclassification to interest expense	(198)	(113)	(390)	(186)
Fair value adjustment for interest rate swap	353	515	664	191
Comprehensive income (loss)	$1,283	$1,659	$144	$(754)

8. INVENTORIES

The following is a summary of inventories:

	June 30, 2009	December 31, 2008
Raw materials and supplies	$11,544	$11,598
Work in progress	474	1,049
Finished goods	23,752	24,673
Service inventories	2,853	3,163
	38,623	40,483
Reserve for obsolescence	(4,136)	(3,161)
Total inventories	$34,487	$37,322

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

Three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

No events occurred during the six months ended June 30, 2009 and 2008, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Amortization expense, related to intangible assets which are subject to amortization, was $0.2 and $0.4 million for the three months ended June 30, 2009 and June 30, 2008, respectively. Amortization expense, related to intangible assets which are subject to amortization, was $0.5 and $0.8 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Intangible assets consist of the following as of the dates indicated:

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

Intangible assets not subject to amortization:
Goodwill	$5,126	$—	$5,126	$20,040	$(14,914)	$5,126
Trademarks	2,044	—	2,044	4,364	(2,320)	2,044
Certifications	1,230	—	1,230	1,230	—	1,230
	$8,400	$—	$8,400	$25,634	$(17,234)	$8,400

	June 30, 2009				December 31, 2008
	Gross		Accumulated	Net	Gross		Accumulated	Net
	Amount	Impairment	Amortization	Amount	Amount	Impairment	Amortization	Amount

Intangible assets subject to amortization:
Existing technology	$6,190	$—	$(2,943)	$3,247	$6,190	$—	$(2,667)	$3,523
Customer relationships	3,756	—	(2,120)	1,636	4,800	(1,044)	(1,908)	1,848
License	159	—	(159)	—	320	(161)	(159)	—
Covenant not-to-compete	400	—	(400)	—	400	—	(400)	—
Trademarks/Patents	209	—	(88)	121	209	—	(84)	125
	$10,714	$—	$(5,710)	$5,004	$11,919	$(1,205)	$(5,218)	$5,496

10. NOTE PAYABLE AND LINE OF CREDIT

We amended our secured line of credit agreement with Bank of America in July 2006 to retain a revolving line of credit of up to $15.0 million and include a term loan of $15.0 million (the “Loan Agreement”). The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI dated July 10, 2006. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 400 basis points as of June 30, 2009 and was 200 basis points at June 30, 2008. As discussed below, an amendment to the Loan Agreement was executed in March 2009 that resulted in increased basis points and lowered the revolving line of credit to $10.0 million. Interest rates of 4.32% and 4.47% were in effect at June 30, 2009 and 2008, respectively. The Loan Agreement expires June 30, 2010.

At June 30, 2009 and December 31, 2008, no borrowings had been made on the revolving line of credit. There was $0.75 million open letters of credit under our line of credit at June 30, 2009 and there were no open letters of credit under our line of credit at December 31, 2008. The total available remaining credit under the line of credit was $9.3 million and $14.4 million as of June 30, 2009 and December 31, 2008, respectively.

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

Three and six months ended June 30, 2009 and 2008

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

The Company was in compliance with all financial and negative covenants at June 30, 2009.  As discussed above, compliance with new, more restrictive financial covenants under the Loan Agreement was required beginning in the Company’s second quarter.  Management has noted that, based on current projections, if certain orders are not received and shipped in the third quarter, the Company may not meet those more restrictive loan covenants for the third quarter.  Management’s evaluation is based on recent experience with expected orders being temporarily delayed by customers.   In such event, the Company intends to attempt to obtain a waiver of noncompliance from the lender, failing which the lender could declare the Company in default under the Loan Agreement and accelerate the payment of the $15.0 million term loan, require payment of any borrowings under the revolving line of credit and raise the interest rate an additional 4%.  There can be no assurance that the Company will be able to obtain such waiver.

If the Company is not in compliance with the bank covenants at the end of the third quarter and is unable to obtain a waiver from such noncompliance, the Company, to the extent existing resources and cash from operations are insufficient to pay these above obligations, may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

The term loan has been classified as current at the end of second quarter of 2009 due to its maturity date of June 30, 2010. Through the expiration of the term loan, we expect to build our cash balances in anticipation of refinancing the term loan at maturity. As noted above, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

11. INCOME TAXES

We did not record a tax benefit or provision for the three and six months ended June 30, 2009 and 2008 primarily due to our fully reserved deferred tax assets requiring no further provision for income taxes for each respective period end. The Company has unrecognized tax benefits of approximately $0.5 million that did not change significantly during the six months ended June 30, 2009 relating to carry forward of business credits. The adoption of FIN 48 did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not been included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of June 30, 2009, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings.

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

Three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

12. WARRANTY COSTS

We provide a one-to-three year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable. A reconciliation of changes in our accrued warranty reserve as of June 30, 2009 is as follows:

	Balance at	Charged to	Deduction /	Balance at
	December 31, 2008	Expense	Expenditures	June 30, 2009
Allowance for Warranty Reserve	$3,116	1,345	1,206	$3,255

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

	Fair Value Measurements Using
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap - liability at June 30, 2008	$705	$—	$705	$—
Interest rate swap - liability at June 30, 2009	$814	$—	$814	$—

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

The total we have accrued in regards to all legal proceedings as of June 30, 2009 and December 31, 2008 was $0.1 million.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

In the normal course of our business activities, we are required under certain supplier agreements and contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these agreements or contracts. There was $0.75 million open letters of credit under our line of credit at June 30, 2009 and there were no open letters of credit under our line of credit at December 31, 2008. Bonds, which expire on various dates, totaled $2.4 million on June 30, 2009 and December 31, 2008. No bonds had been drawn upon at either date.

15. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On November 15, 2007, the Company committed to an organizational plan (the “Plan”) to shift from three divisions to one integrated corporate structure focused on secure wireless communications for government and industrial customers. The Plan was expected to improve efficiencies in our operations, to reduce our infrastructure costs and to support a new technology roadmap driving towards a streamlined and more effective structure. Implementation of the Plan included senior and middle management changes as well as staff reductions designed to eliminate redundant positions and reflected the Company’s decision to consolidate operations and move production from three locations into a centralized operations and outsourcing program in the Dallas/Fort Worth area.

Costs that were directly associated with the Plan were recorded as “restructuring costs” and were included in general and administrative expenses. Other costs that did not qualify as restructuring costs were classified as other operating expenses or costs of goods sold in the Company’s consolidated statements of operations.

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

The following table summarizes the estimates and actual exit costs incurred as of June 30, 2009:

	Original amount expected to be incurred	Additional costs incurred	Total amount expected to be incurred	Amount incurred as of December 31, 2008	Amount incurred for the three months ended June 30, 2009	Amount incurred for the six months ended June 30, 2009	Remaining amount to be incurred
One-time termination benefits	$951	$—	$951	$939	$—	$12	$—
Other costs	139	59	198	198	—	—	—
Total costs	$1,090	$59	$1,149	$1,137	$—	$12	$—

The following table summarizes the beginning and ending liability reserve for exit costs as of June 30, 2009:

	Balance at December 31, 2007	Cash Payments	Balance at December 31, 2008	Cash Payments	Balance at June 30, 2009
One-time termination benefits	$575	$563	$12	$12	$—
Other costs	3	3	—	—	—
Total costs	$578	$566	$12	$12	$—

16. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2009 and 2008, DRS Technologies, Inc. (“DRS”) and its related subsidiaries acquired approximately $1.2 million and $5.5 million, respectively, of our products. During the six months ended June 30, 2009 and 2008, DRS and its related subsidiaries acquired approximately $1.6 million and $13.6 million, respectively, of our products. Included in our account receivable balances as of June 30, 2009 and December 31, 2008 were amounts due from DRS for $0.4 million and $1.3 million, respectively. Since August 1995, Mark Newman has been the Chairman, President and Chief Executive Officer of DRS. Mr. Newman was appointed a director of the Company in October 2005. Effective June 5, 2009, Mr. Newman resigned as a Director of the Company due to potential conflicts of interest relating to his position with DRS. Although the Company may continue to engage in similar business with DRS in the future, any resulting transactions after June 5, 2009 would not be considered related party transactions.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2009 and 2008

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Replaced by SFAS No. 168 as described below.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FSP FAS 157-4 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 107-1 and FAS APB-1 did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009. With the adoption of SFAS 165, the Company provided additional disclosures; however, the adoption did not affect our consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 is not expected to have a material impact on our financial statements.

18. SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to the date of our financial statements through August 6, 2009, which is the date our financial statements were issued. We have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date as of June 30, 2009, including estimates inherent in the process of preparing our financial statements. There were no non-recognized subsequent events to be disclosed in our financial statements.

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

We also design, develop, market and support customized wireless network centric products and systems which include secure Wi-Fi products, including mesh networking, access point, bridge, and client infrastructure products, as well as security software. We provide sensor network solutions through our InfoMatics® middleware, which enable sensors and databases to communicate data to pertinent personnel for command and control applications in near real-time. These products and solutions utilize FIPS 140-2 validated wireless products, 802.11 wireless networking (WIFI) solutions, mesh networking and conditions based and location based telematics solutions.

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

Much of our business is obtained through submission of formal competitive bids. Our governmental customers generally can specify the terms, conditions and form of the contract. Our government business is subject to government funding decisions and contract types can vary widely, including cost plus, fixed priced, indefinite delivery/indefinite quantity (“IDIQ”), and government-wide acquisition contracts with the General Services Administration (“GSA”), which require pre-qualification of vendors and allows government customers to more easily procure our products and systems. Through the federal government SBIR programs the business is most typically obtained through the submission of formal proposals under cost plus or fixed fee price agreements.

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

Description of Operating Accounts

Revenues. Revenues consist of product sales, services, and government-funded research and development services and solutions net of returns and allowances. Longer-term system and government services revenues are recognized under the percentage-of-completion method.

Cost of Sales. Cost of sales includes costs of components and materials, labor, depreciation and overhead costs associated with the production of our products and services, as well as shipping, royalty, inventory reserves, warranty product costs, and incurred cost under sales contracts.

Gross Profit. Gross profit is net revenues less the cost of sales and is affected by a number of factors, including competitive pricing, product mix, type of contract and cost of products and services.

Research and Development. Research and development expenses consist primarily of costs associated with research and development personnel, materials, and the depreciation of research and development equipment and facilities. We expense research and development costs as they are incurred, net of any applicable cost reimbursements. Research and development expenses relating to our government-funded research and development services are included as a component of cost of sales.

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(as restated)		(as restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.2	66.2	61.4	66.3

Gross profit	41.8	33.8	38.6	33.7

Operating expenses:
Research and development	10.3	0.4	12.2	5.1
Sales and marketing	8.1	10.0	9.3	9.6
General and administrative	17.7	17.5	20.5	18.2
Amortization of intangibles	0.8	1.2	0.9	1.2
Escrow fund settlement	—	—	(5.3)	—
Total operating expenses	36.9	29.1	37.6	34.2

Income (loss) from operations	4.9	4.7	1.0	(0.5)

Interest expense, net	(1.2)	(0.8)	(1.2)	(0.7)

Income (loss) before income taxes	3.7	3.9	(0.2)	(1.1)

Income tax (expense)	—	—	—	—

Net Income (loss)	3.7	3.9	(0.2)	(1.1)

Comparison of the Three Months and Six Months Ended June 30, 2009 and 2008

Revenues. Our revenues decreased $2.4 million, or 8%, to $30.1 million for the three months ended June 30, 2009 from $32.6 million for the same period in 2008. The decline was attributable to lower federal LMR revenues partially offset by increases associated with government services revenues. Our revenues decreased $13.9 million, or 21%, to $52.6 million for the six months ended June 30, 2009 from $66.5 million for the same period in 2008. The decline was attributable to lower federal LMR and re-banding revenues partially offset by increases associated with State and Local revenues and increases in government services revenues.

Gross Profit. Our gross profit increased $1.6 million, or 14%, to $12.6 million in the three months ended June 30, 2009 from $11.0 million for the same period in 2008. Gross profit, as a percentage of revenues, or gross margin, was 41.8% for the three months ended June 30, 2009, as compared to 33.8% for the same period in 2008. The increase in gross profit and gross margin was attributable to re-banding orders and government services product mix with lower third party content coupled with improved product quality that resulted in lower cost of sales. Our gross profit decreased $2.1 million, or 9%, to $20.3 million in the six months ended June 30, 2009 from $22.4 million for the same period in 2008. The decrease in gross profit was primarily due to the volume variance associated with the decline in federal LMR revenue. Gross profit, as a percentage of revenues, or gross margin, was 38.6% for the six months ended June 30, 2009, as compared to 33.7% for the same period in 2008. Gross margin improved in the first half of 2009 primarily due to second quarter performance and improved product quality that resulted in lower cost of sales. We do not anticipate the second quarter margins of 41.8% achieved due to product mix will be replicated in the second half of 2009. As a result we anticipate the gross margin percentage to be lower in the second half of 2009.

Research and Development. Research and development expenses increased $3.0 million to $3.1 million in the three months ended June 30, 2009 from $0.1 million in the same period in 2008. Research and development expenses as a percentage of revenues increased to 10.3% in the second quarter of 2009 versus 0.4% for the same period in 2008. Research and development expenses increased $3.1 million, or 91%, to $6.4 million in the six months ended June 30, 2009 from $3.4 million in the same period in 2008. Research and development expenses as a percentage of revenues increased to 12.2% in the first six months of 2009 versus 5.1% for the same period in 2008.

The increase in research and development expenses was attributable to a non-recurring engineering cost reimbursement of $4.0 million received in the second quarter of 2008 from a customer for research and development expenses relating to the development and re-engineering of our Multinet radio product line associated with the FCC re-banding effort.  The development of our Multinet radio has been completed and no further non-recurring engineering cost reimbursement will be received.

Sales and Marketing. Sales and marketing expenses decreased $0.8 million, or 25%, to $2.4 million in the three months ended June 30, 2009 from $3.2 million in the same period in 2008. The decrease is mainly attributable to reduced labor coupled with lower sales incentives resulting from the decline in revenue noted above. Sales and marketing expenses as a percentage of revenues was 8.1% in the second quarter of 2009 versus 10.0% in the second quarter of  2008. Sales and marketing expenses decreased $1.5 million, or 23%, to $4.9 million in the six months ended June 30, 2009 from $6.4 million in the same period in 2008. The decrease is mainly attributable to reduced labor coupled with lower sales incentives resulting from the decline in revenue noted above. Sales and marketing expenses as a percentage of revenues was 9.3% for the first half of 2009 versus 9.6% in the first half of 2008. We expect the trend in sales and marketing expenses to continue for the remainder of 2009.

General and Administrative. General and administrative expenses decreased $0.4 million, or 7%, to $5.3 million for the three months ended June 30, 2009 from $5.7 million for the same period in 2008. General and administrative expenses decreased $1.3 million, or 11.2%, to $10.8 million for the six months ended June 30, 2009 from $12.1 million for the same period in 2008. The decrease in expenses is primarily attributable to reduced labor, lower incentive compensation accruals for 2009 and reduced stock compensation expense resulting from increased forfeiture rates in the first half of 2009 as compared with the first half of 2008.

Amortization of Intangibles. Amortization of intangibles decreased $0.2 million, or 40%, to $0.2 for the three months ended June 30, 2009 from $0.4 million for the same period in 2008. Amortization of intangibles decreased $0.3 million, or 40%, to $0.5 million in the six months ended June 30, 2009 from $0.8 million in the same period in 2008. The decreases relate to lower amortization of specifically identifiable intangible assets with a definite life as a result of the impairment of certain amortizable assets during the fourth quarter of 2008.

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

Interest Expense, net. Interest expense, net increased $0.1 million to $0.4 million in expense for the three months ended June 30, 2009 from $0.3 million for the same period in 2008. Interest expense, net increased $0.2 million to $0.6 million in expense for the six months ended June 30, 2009 from $0.4 million for the same period in 2008. The increases were attributable to interest on the term loan and lower interest income earned on cash investments resulting from lower amounts of invested cash earning lower rates of interest.

Provision for Income Taxes. We did not record a tax benefit or provision for either the three and six months ended June 30, 2009 or 2008 primarily attributable to our fully reserved deferred tax assets requiring no further provision for income taxes for each respective period end. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our cumulative loss position during three preceding years, our operating results during each period, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income / (Loss). Net income was $1.1 million for the three months ended June 30, 2009, reflecting a decrease of $0.1 million, as compared to net income of $1.2 million for the same period in 2008. Net loss was $0.1 million for the six months ended June 30, 2009, reflecting a decrease of $0.6 million, as compared to net loss of $0.7 million for the same period in 2008. Excluding the $2.8 million received for the escrow fund settlement, the net loss for the six months ended June

30, 2009, would have been $2.9 million. Excluding the $4.0 million received for the non-recurring engineering cost reimbursement, the net loss for the six months ended June 30, 2008, would have been $4.8 million.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents that were $9.5 million (net of $5.0 million pledged restricted cash) at June 30, 2009 and $11.3 million (net of $2.0 million pledged restricted cash) at December 31, 2008.  In addition, effective with the amended Loan Agreement dated March 16, 2009, we have a revolving line of credit for $10.0 million.

Net cash from operating activities. Our operating activities provided cash of $1.7 million in the six months ended June 30, 2009.  Our operating activities used cash of $6.4 million in the six months ended June 30, 2008.

During the first half of 2009, operating cash was provided primarily from improved inventory turnover, reduced costs in excess of billings due to increased contract billings, collection of related party receivables and non-cash depreciation, amortization and stock compensation aggregating to $8.9 million. Partially offsetting were increases in billed accounts receivable, a reduction in accounts payable and other liabilities amounting to $7.3 million. Operating cash includes $2.8 million received from the escrow fund settlement.

During the first half of 2008, operating cash was used primarily for net loss coupled with increases in billed accounts receivable, costs in excess of billed contracts, an increase in related party receivables and other receivables, and a reduction in accounts payable aggregating to $12.7 million. Partially offsetting were improved inventory turnover and non-cash depreciation, amortization and stock compensation amounting to $6.0 million.  The increase in accounts receivable reflects delays in cash collections from certain customers during the quarter ended June 30, 2008. Operating cash includes $4.0 million received for the non-recurring engineering cost reimbursement.

Net cash from investing activities. During the six months ended June 30, 2009 and 2008, investing activities used $0.5 million and $0.9 million, respectively, primarily investing in the purchase of property, plant and equipment.

Net cash from financing activities. During the six months ended June 30, 2009, there was an increase in restricted cash of $3.0 million relating to the loan amendment noted below together with other minimal financing activities. During the six months ended June 30, 2008 financing activities provided $6.5 million in a borrowing from the revolving line of credit to cover short term cash requirements at the beginning of the second quarter due to delays in certain customer collections. These short term borrowings were paid down by the end of the second quarter.

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

As noted in our Form 10-K for the period ending December, 31, 2008, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2008. As a result, on March 16, 2009 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one-time basis and amended the Loan Agreement to, among other things, lower the revolving line of credit from $15.0 million to $10.0 million, revise such financial covenants, add additional covenants, and to modify the advance and borrowing revisions under the Loan Agreement. In order to maintain compliance with the terms of the Amendment, the Company pledged as additional cash collateral for the remaining term of the term loan, $3.0 million on the effective date of the Amendment. Furthermore, beginning with the quarter ending June 30, 2009, we are required to maintain a certain level of EBITDA, a certain fixed charge coverage ratio on a cumulative basis beginning April 1, 2009, a minimum funded debt to EBITDA ratio on an annualized basis beginning April 1, 2009 for each quarterly financial reporting period through June 30, 2010 and limit capital expenditures to $2.5 million for 2009. In addition, the interest rate on the revolving note issuable pursuant to the Loan Agreement has been amended to a floating rate equal to LIBOR plus a Libor Margin ranging from 2.50% to 5.00% through the term of the note based on the Company’s funded debt to EBITDA. Effective with the Amendment, the Libor margin is 400 basis points through the second quarter of 2009. Interest rates of 4.32% and 4.47% were in effect at June 30, 2009 and 2008, respectively. The Loan Agreement expires June 30, 2010.

We were in compliance with all financial and negative covenants at June 30, 2009. At June 30, 2009 and December 31, 2008, no borrowings had been made on the revolving line of credit.

Letters of credits and bonds. In the normal course of our business activities, we are required under certain supplier agreements and contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under these agreements and contracts. There was $0.75 million of open letters of credit under our line of credit at June 30, 2009 and there were no open letters of credit under our line of credit at December 31, 2008. Bonds, which expire on various dates, totaled $2.4 million on June 30, 2009 and December 31, 2008, respectively. The majority of the bonds relate to the contract awarded in May 2008 by the Government of Yukon, Canada that is collateralized by restricted cash of $2.0 million. The contract is expected to be completed in the second quarter of 2010 and the corresponding bond and restricted cash would be released. No bonds had been drawn upon at either date.

The total available remaining credit under the line of credit was $9.25 million and $14.40 million as of June 30, 2009 and December 31, 2008, respectively. The decline in available remaining credit reflects the reduced borrowing allowed under the revolving line of credit coupled with the opening of the letter of credit during the first quarter of 2009. The revolving line of credit is supported by the underlying borrowing base of the Company.

Backlog. Our backlog of unfilled orders at June 30, 2009 was $49.5 million, compared to a backlog of $68.2 million at December 31, 2008 and $64.1 million at June 30, 2008. Depending on the size and complexity of customer specifications and requirements, the backlog can be converted to revenues in a relatively short period of time (typically 90 days) or with complex integrations and various delivery dates, orders can span multiple years.

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

Covenant Compliance. The Company was in compliance with all financial and negative covenants at June 30, 2009.  As discussed above, compliance with new, more restrictive financial covenants under the Loan Agreement was required beginning in the Company’s second quarter.  Management noted that, if certain orders are not received and shipped in the third quarter, the Company may not meet those more restrictive loan covenants for the third quarter. Management’s evaluation is based on recent experience with expected orders being temporarily delayed by customers.  In such event, the Company intends to attempt to obtain a waiver of noncompliance from the lender, failing which the lender could declare the Company in default under the Loan Agreement and accelerate the payment of the $15.0 million term loan, require payment of any borrowings under the revolving line of credit and raise the interest rate an additional 4%.  There can be no assurance that the Company will be able to obtain such waiver.

If the Company is not in compliance with the bank covenants at the end of the third quarter and is unable to obtain a waiver from such noncompliance, the Company, to the extent existing resources and cash from operations are insufficient to pay these above obligations; we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

The term loan has been classified as current at the end of second quarter of 2009 due to its maturity date of June 30, 2010. Through the expiration of the term loan, we expect to build our cash balances in anticipation of refinancing the term loan at maturity. As noted above, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Based on our estimated cash flows, and assuming the Company is able to meet its covenants under the Loan Agreement or obtain a waiver for noncompliance and extend the revolving line of credit, we believe our existing cash, cash equivalents and the revolving line of credit are sufficient to meet our capital and operating requirements for at least the next 12 months. However, our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the timing and extent of development, our operating expenses, investments in inventory and accounts receivable and general economic conditions, and also, the continued availability of our credit facility. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE”), that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of  June 30, 2009, we are not involved in any VIE transactions.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Replaced by SFAS No. 168 as described below.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FSP FAS 157-4 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009. With the adoption of SFAS 165, the Company provided additional disclosures; however, the adoption did not affect our consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB   issued   SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 is not expected to have a material impact on our financial statements.

ITEM 3.                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, current  and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk.

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

Except as discussed above, there were no changes in our internal controls over financial reporting during the quarter ending June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In preparation of our financial statements as of and for the period ended June 30, 2009, management believes that our internal controls over these processes are operating and effective.

PART II. OTHER INFORMATION

ITEM 1.                               LEGAL PROCEEDING

See Note 14 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1A.                      RISK FACTORS

Risk Factors Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, that are described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year 2008, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Additionally, management has noted that, based on current projections, if certain orders are not received and shipped in the third quarter, the Company may not meet its financial covenants under the Loan Agreement with Bank of America for the third quarter. In such event, the Company intends to attempt to obtain a waiver of noncompliance from the lender, failing which the lender could declare the Company in default under the Loan Agreement. There can be no assurance that the Company will be able to obtain such waiver.

ITEM 2.                               UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3.                               DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on May 27, 2009.

At the meeting, stockholders elected the two directors listed below to serve until the annual stockholders’ meeting in 2012, or until their respective successors are elected and qualified.  Out of the 26,372,672 eligible votes, 22,575,668 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. In the case of directors, abstentions are treated as votes withheld and are included in the table.

Name of Director	Votes For	Votes Withheld
Edward H. Bersoff	18,254,347	4,321,528
Bernard C. Bailey	17,687,595	4,888,073

The other directors whose terms of office continued after the meeting were Robert L. Barnett, Veronica A. Haggart, Michael E. Jalbert, Mark S. Newman and Thomas R. Thomsen.

Also at the meeting, the stockholders voted on a proposal to amend the Company’s 2005 Omnibus Incentive Compensation Plan to increase the maximum number of shares which may be granted to any one participant in any fiscal year from 100,000 to 350,000.  The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

Approval of an amendment to the 2005 Omnibus Incentive Compensation Plan to increase the maximum number of shares which may be granted to any one participant in any fiscal year.	9,109,792	4,419,143	76,748	8,969,985

ITEM 5.                               OTHER INFORMATION

N/A

ITEM 6.                               EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1 +	Amendment to the EFJ, Inc. 2005 Omnibus Incentive Compensation Plan

11.1	Computation of net income (loss) per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2009

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2009

32.1	Written certification of Chief Executive Officer, dated August 6, 2008, pursuant to 18 U.S.C. Section 1350.

32.2	Written certification of Chief Financial Officer, dated August 6, 2008, pursuant to 18 U.S.C. Section 1350.

+ Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EF JOHNSON TECHNOLOGIES, INC.

Date: August 6, 2009	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)