Form 10-Q
period 2009-09-30
EF Johnson Technologies, Inc.
filed 2009-11-12
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 9, 2009, 26,477,611 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

(Unaudited and in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$11,524	$11,267
Restricted cash	5,030	—
Accounts receivable, net of allowance for returns and doubtful accounts of $1,888 and $1,969, respectively	16,929	18,234
Accounts receivable due from related parties	—	1,281
Receivables - other	320	849
Cost in excess of billings on uncompleted contracts	4,717	5,116
Inventories, net	32,743	37,322
Prepaid expenses	789	1,632
Total current assets	72,052	75,701
Property, plant and equipment, net	4,801	5,996
Restricted cash	—	2,021
Goodwill	5,126	5,126
Other intangible assets, net of accumulated amortization	8,025	8,770
Other assets	71	73
TOTAL ASSETS	$90,075	$97,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$15,667	$9
Accounts payable	7,860	11,728
Accrued expenses	8,325	10,786
Billings in excess of cost on uncompleted contracts	204	217
Deferred revenues	602	1,235
Total current liabilities	32,658	23,975
Long-term debt obligations, net of current portion	—	15,006
Deferred income taxes	631	631
Other liabilities	9	1,106
TOTAL LIABILITIES	33,298	40,718

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,470,277 and 26,336,735 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively)	262	262
Additional paid-in capital	155,899	154,688
Accumulated other comprehensive loss	(659)	(1,088)
Accumulated deficit	(98,596)	(96,861)
Treasury stock (118,989 and 18,083 shares at cost at September 30, 2009 and December 31, 2008)	(129)	(32)
TOTAL STOCKHOLDERS’ EQUITY	56,777	56,969

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,075	$97,687

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(as restated)		(as restated)
Revenues	$24,412	$34,500	$76,970	$100,969
Cost of sales	16,170	21,649	48,439	65,719
Gross profit	8,242	12,851	28,531	35,250

Operating expenses:
Research and development, net of reimbursements	2,424	3,559	8,860	6,935
Sales and marketing	2,229	3,275	7,138	9,689
General and administrative	4,577	4,756	15,329	16,862
Amortization of intangibles	250	357	740	1,170
Escrow fund settlement	—	—	(2,804)	—
Total operating expenses	9,480	11,947	29,263	34,656
Income (loss) from operations	(1,238)	904	(732)	594

Interest expense, net	(367)	(259)	(1,003)	(707)
Income (loss) before income taxes	(1,605)	645	(1,735)	(113)

Income tax (expense)	—	—	—	—
Net income (loss)	$(1,605)	$645	$(1,735)	$(113)

Net income (loss) per share – Basic	$(0.06)	$0.02	$(0.07)	$—
Net income (loss) per share – Diluted	$(0.06)	$0.02	$(0.07)	$—

Weighted average common shares – Basic	26,440,835	26,121,544	26,355,828	26,088,648
Weighted average common shares – Diluted	26,440,835	26,687,013	26,355,828	26,088,648

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2009 and 2008

(Unaudited and in thousands)

	2009	2008
		(as restated)
Cash flows from operating activities:
Net loss	$(1,735)	$(113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision (used) provided for returns and doubtful accounts	(81)	248
Depreciation and amortization	2,844	3,433
Recognition of deferred gain	(71)	(71)
Stock-based compensation	1,171	1,742
Changes in operating assets and liabilities:
Accounts receivable	2,667	(11,497)
Accounts receivable from related parties	—	497
Receivables - other	529	1,161
Cost in excess of billings on uncompleted contracts	399	34
Inventories	4,579	208
Prepaid expenses and other	843	(62)
Accounts payable	(3,868)	(1,935)
Accrued and other liabilities	(2,390)	(1,525)
Billings in excess of cost on uncompleted contracts	(13)	68
Deferred revenues	(642)	(202)
Total adjustments	5,967	(7,901)
Net cash provided by (used in) operating activities	4,232	(8,014)

Cash flows from investing activities:
Increase in restricted cash related to collateralized bond	—	(2,012)
Purchase of property, plant and equipment	(904)	(1,564)
Other assets	2	137
Net cash used in investing activities	(902)	(3,439)

Cash flows from financing activities:
Proceeds on revolving lines of credits	—	11,600
Principal payments on revolving lines of credits	—	(9,600)
Increase in restricted cash related to term loan	(3,009)	—
Principal payments on long-term debt	(7)	(6)
Proceeds from issuances of common stock	40	18
Purchase of treasury stock	(97)	—
Proceeds from exercise of stock options	—	46
Net cash (used in) provided by financing activities	(3,073)	2,058
Net increase (decrease) in cash and cash equivalents	257	(9,395)
Cash and cash equivalents, beginning of period	11,267	15,636
Cash and cash equivalents, end of period	$11,524	$6,241

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $1,024 and $920 during nine months ended September 30, 2009 and 2008, respectively.

The Company paid income taxes of $79 and $235 during nine months ended September 30, 2009 and 2008, respectively.

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

1. GENERAL

The condensed consolidated balance sheet of EF Johnson Technologies, Inc., formerly EFJ, Inc., at December 31, 2008, presented within this Report on Form 10-Q, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations and cash flows for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2009.

At the Company’s May 28, 2008 Annual Meeting of Stockholders, the Stockholders approved an amendment of the Company’s Certificate of Incorporation to change the corporate name from EFJ, Inc. to EF Johnson Technologies, Inc. The Company’s stock is quoted on the NASDAQ Global Market under the symbol “EFJI”, and its ticker symbol did not change.

Unless the context otherwise provides, all references to “the Company,”  “we,” “us,” and “our” include EF Johnson Technologies, Inc., its predecessor entity and its subsidiaries, including E.F. Johnson Company, Transcrypt International, Inc., and 3e Technologies International, Inc. on a consolidated basis. All references to “EF Johnson” refer to E.F. Johnson Company, all references to “Transcrypt” refer to Transcrypt International, Inc., and all references to “3eTI” refer to 3e Technologies International, Inc.

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

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

3. RESTATEMENT

In this Form 10-Q, we are restating our previously reported financial results for the quarter ended September 30, 2008. In our Form 10-K for 2008, we restated our previously reported financial results for the quarters ended September 30, 2007 and March 31, June 30, and September 30, 2008, respectively, and for the fourth quarter and year ended December 31, 2007.

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

During the third quarter of 2007, the Company entered into a memorandum of understanding with one of its vendors in an effort to resolve a dispute between the parties regarding an outstanding non-trade receivable. The agreement granted credits on future purchases to the Company, and therefore should have been accounted for by reducing the cost of future inventory purchases, and subsequently cost of sales, over the period of the agreement, and the outstanding receivable should have been written off. Prior to the restatement, the Company recorded credits received as a result of this agreement as collections of a receivable instead of a reduction of inventory cost. As a result, the Company wrote off this “Other Receivable” balance as of the third quarter of 2007, and the related credits on future purchases received under this agreement are being treated as a reduction to cost of sales resulting from the lower cost basis of inventory. The write-off of this receivable was charged to cost of sales, as the transactions that generated the disputed receivables related to the transfer of inventory at cost to a contract manufacturer. Based on estimated purchases, we anticipate that approximately $2.7 million of credits remaining at December 31, 2008 will be earned over the next two to three years pursuant to this agreement. The balance of credits remaining at September 30, 2009 was approximately $2.4 million.

This adjustment is a non-cash adjustment in 2007 and 2008. Future purchases covered by the memorandum of understanding will have a positive impact on our gross margin and operating income on a going forward basis. For the three and nine months ended September 30, 2009 we recognized $37 and $255 in credits, respectively. For the three and nine months ended September 30, 2008 we recognized $223 and $565 in credits, respectively.

The following tables (in thousands) summarize the net increases (decreases) for the three and nine months ended September 30, 2008. These adjustments did not change the amounts reported as cash flows from operating, investing, or financing activities.

	As previously reported three months ended		Adjusted three months ended
	September 30,		September 30,
	2008	Adjustment	2008

Revenues	$34,500	$—	$34,500
Cost of sales	21,872	(223)	21,649
Gross profit	12,628	223	12,851

Total operating expenses	11,947	—	11,947
Income from operations	681	223	904
Interest expense, net	(259)	—	(259)
Net income before income taxes	$422	$223	$645
Income tax benefit (expense)	—	—	—
Net income	$422	$223	$645
Net income per share—basic	$0.02	$—	$0.02
Net income per share—diluted	$0.02	$—	$0.02
Weighted average common shares— basic	26,121,544	26,121,544	26,121,544
Weighted average common shares— diluted	26,687,013	26,687,013	26,687,013

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

3. RESTATEMENT (continued)

	As previously reported nine months ended		Adjusted nine months ended
	September 30,		September 30,
	2008	Adjustment	2008

Revenues	$100,969	$—	$100,969
Cost of sales	66,284	(565)	65,719
Gross profit	34,685	565	35,250

Total operating expenses	34,656	—	34,656
Loss from operations	29	565	594
Interest expense, net	(707)	—	(707)
Net loss before income taxes	$(678)	$565	$(113)
Income tax benefit (expense)	—	—	—
Net loss	$(678)	$565	$(113)
Net loss per share—basic and diluted	$(0.03)	$0.03	—
Weighted average common shares— basic and diluted	26,088,648	26,088,648	26,088,648

	As previously reported September 30,		Adjusted September 30,
	2008	Adjustment	2008
Assets
Current assets:
Cash and cash equivalents	$6,241	$—	$6,241
Accounts receivable	32,097	—	32,097
Receivables—other	5,218	(2,881)	2,337
Cost in excess of billings on uncompleted contracts	3,241	—	3,241
Inventories, net	33,663	—	33,663
Prepaid Expenses	1,171	—	1,171
Total current assets	81,631	(2,881)	78,750
TOTAL ASSETS	$122,946	$(2,881)	$120,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
TOTAL LIABILITIES	41,399	—	41,399
Commitments and contingencies
Stockholders’ equity:
Common stock	262	—	262
Additional paid-in capital	155,162	—	155,162
Accumulated other comprehensive loss	(657)	—	(657)
Accumulated deficit	(73,220)	(2,881)	(76,101)
TOTAL STOCKHOLDERS’ EQUITY	81,547	(2,881)	78,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,946	$(2,881)	$120,065

4. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options, stock satisfied stock appreciation rights (“SSAR’s”), restricted stock grants and restricted stock units (collectively “Incentive Shares”). For the three months ended September 30, 2008, outstanding incentive shares with exercise

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

prices lower than the average market price of the common stock for the period were considered common stock equivalents and were dilutive in the calculation of the diluted weighted average common shares. Outstanding incentive shares that had exercise prices higher than the average market price of the common stock for the periods were considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. For the three months ended September 30, 2009 and the nine months ended September 30, 2009 and 2008, respectively, all outstanding incentive shares were considered anti-dilutive due to the net loss for the period end.  The outstanding incentive shares that are considered dilutive and anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Incentive shares with dilutive effect	—	565,469	—	—
Incentive shares with anti-dilutive effect	1,660,701	1,088,810	1,747,704	1,457,856
Outstanding incentive shares	1,660,701	1,654,279	1,747,704	1,457,856

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights (“SSAR’s”) (collectively “Options”). For the three and nine months ended September 30, 2009, we recognized compensation expense of $0.3 million and $0.8 million, respectively, related to options and $0.1 million and $0.2 million, respectively, related to restricted stock grants and restricted stock units.  Additionally, $0.1 million of compensation expense was recognized related to equity grants made in the first quarter of 2009 to certain named executive officers associated with performance-based incentives earned for meeting certain operational, new product introductions and other personal goals. For the three and nine months ended September 30, 2008, we recognized compensation expense of $0.4 million and $1.2 million, respectively, related to options and $0.2 million and $0.6 million, respectively, related to restricted stock grants and restricted stock units.

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

Three and nine months ended September 30, 2009 and 2008

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

7. INTEREST RATE SWAP AGREEMENT AND COMPREHENSIVE LOSS

On July 19, 2006, we entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates, not for speculative or trading purposes. The interest rate swap has been designated as a cash flow hedge and is recorded in the consolidated financial statements at fair value. Changes in the fair value of the swap have been recorded in Accumulated Comprehensive Loss in the balance sheet as the derivative is assessed as effectively hedged at September 30, 2009. Changes in the fair value of the swap would be reclassified to other income (expense) to the extent the hedging instrument is determined to be ineffective.

The interest rate swap agreement effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, the Company will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $0.7 million and is included in the current portion of long-term debt obligations due to the termination date of the interest rate swap agreement and accumulated other comprehensive loss in the consolidated balance sheet at September 30, 2009. The following is a summary of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(as restated)		(as restated)
Net income (loss)	$(1,605)	$645	$(1,735)	$(113)
Reclassification to interest expense	(205)	(121)	(596)	(308)
Fair value adjustment for interest rate swap	360	169	1,025	361
Comprehensive income (loss)	$(1,450)	$693	$(1,306)	$(60)

8. INVENTORIES

The following is a summary of inventories:

	September 30, 2009	December 31, 2008
Raw materials and supplies	$10,371	$11,598
Work in progress	354	1,049
Finished goods	23,318	24,673
Service inventories	2,847	3,163
	36,890	40,483
Reserve for obsolescence	(4,147)	(3,161)
Total inventories	$32,743	$37,322

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

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

No events occurred during the nine months ended September 30, 2009 and 2008, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Amortization expense, related to intangible assets which are subject to amortization, was $0.3 and $0.4 million for the three months ended September 30, 2009 and September 30, 2008, respectively. Amortization expense, related to intangible assets which are subject to amortization, was $0.8 and $1.2 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. Intangible assets consist of the following as of the dates indicated:

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

Intangible assets not subject to amortization:
Goodwill	$5,126	$—	$5,126	$20,040	$(14,914)	$5,126
Trademarks	2,044	—	2,044	4,364	(2,320)	2,044
Certifications	1,230	—	1,230	1,230	—	1,230
	$8,400	$—	$8,400	$25,634	$(17,234)	$8,400

	September 30, 2009				December 31, 2008
	Gross		Accumulated	Net	Gross		Accumulated	Net
	Amount	Impairment	Amortization	Amount	Amount	Impairment	Amortization	Amount

Intangible assets subject to amortization:
Existing technology	$6,190	$—	$(3,080)	$3,110	$6,190	$—	$(2,667)	$3,523
Customer relationships	3,756	—	(2,227)	1,529	4,800	(1,044)	(1,908)	1,848
License	159	—	(159)	—	320	(161)	(159)	—
Covenant not-to-compete	400	—	(400)	—	400	—	(400)	—
Trademarks/Patents	209	—	(97)	112	209	—	(84)	125
	$10,714	$—	$(5,963)	$4,751	$11,919	$(1,205)	$(5,218)	$5,496

10. NOTE PAYABLE AND LINE OF CREDIT

We amended our secured line of credit agreement with Bank of America in July 2006 to retain a revolving line of credit of up to $15.0 million and include a term loan of $15.0 million (the “Loan Agreement”). The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI dated July 10, 2006. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”) determined by our ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The LIBOR Margin was 400 basis points as of September 30, 2009 and was 200 basis points at September 30, 2008. As discussed below, an amendment to the Loan Agreement was executed in March 2009 that resulted in increased basis points and lowered the revolving line of credit to $10.0 million. Interest rates of 4.26% and 4.5% were in effect at September 30, 2009 and 2008, respectively. The Loan Agreement expires June 30, 2010.

At September 30, 2009 and December 31, 2008, no borrowings had been made on the revolving line of credit. There was $0.75 million open letters of credit under our line of credit at September 30, 2009 and there were no open letters of credit under our line of credit at December 31, 2008. The total available remaining credit under the line of credit was $9.25 million and $14.4 million as of September 30, 2009 and December 31, 2008, respectively.

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

Three and nine months ended September 30, 2009 and 2008

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

The Company was in compliance with all financial and negative covenants at September 30, 2009 under the Loan Agreement except for the minimum EBITDA financial covenant. Effective November 9, 2009, Bank of America waived such financial covenant default on a one time basis.  As discussed above, compliance with new, more restrictive financial covenants under the Loan Agreement was required beginning in the Company’s second quarter of 2009.  If certain orders are not received and shipped in the fourth quarter, the Company may not meet those more restrictive loan covenants for the fourth quarter. Management’s evaluation is based on recent experience with expected orders being temporarily delayed by customers.  In such event, the Company intends to attempt to obtain a waiver of noncompliance from the lender, failing which the lender could declare the Company in default under the Loan Agreement and accelerate the payment of the $15.0 million term loan, require payment of any borrowings under the revolving line of credit and raise the interest rate an additional 4%.  There can be no assurance that the Company will be able to obtain such waiver.

If the Company is not in compliance with the bank covenants at the end of the fourth quarter and is unable to obtain a waiver from such noncompliance, the Company may need to raise additional funds through public or private equity or debt financing to pay amounts due and owing under the Loan Agreement, to the extent existing resources and cash from operations are insufficient to pay such obligations. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

The Loan Agreement expires June 30, 2010.  As a result, the $15.0 million term loan under the Loan Agreement has been classified as current due to its maturity date of June 30, 2010. Through the expiration of the term loan, we expect to build our cash balances in anticipation of payment and / or refinancing all or a portion of the term loan at maturity. As noted above, we may need to raise additional funds through public or private equity or debt financing to satisfy the term loan at maturity. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

11. INCOME TAXES

We did not record a tax benefit or provision for the three and nine months ended September 30, 2009 and 2008 primarily due to our fully reserved deferred tax assets requiring no further provision for income taxes for each respective period end. The Company has unrecognized tax benefits of approximately $0.5 million that did not change significantly during the nine months ended September 30, 2009 relating to carry forward of business credits. The adoption of FASB authoritative guidance for accounting for uncertainty in income taxes did not result in the recognition of additional tax liability for unrecognized income tax benefits since the tax benefits have not been included in prior income tax return filings. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of September 30, 2009, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings.

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

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

12. WARRANTY COSTS

We provide a one-to-three year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable. A reconciliation of changes in our accrued warranty reserve as of September 30, 2009 is as follows:

	Balance at	Charged to	Deduction /	Balance at
	December 31, 2008	Expense	Expenditures	September 30, 2009
Allowance for Warranty Reserve	$3,116	1,910	1,813	$3,213

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued authoritative guidance for measuring fair value, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This guidance defines fair value, establishes a framework for measuring fair value, expands the related disclosure requirements and applies under other accounting pronouncements that require or permit fair value measurements. The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The guidance defines fair value based upon an exit price model.

The Company adopted the guidance as of January 1, 2008 relating to financial assets and liabilities. The carrying amount of our current assets and liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of our term loan approximates fair value as it is based on prevailing market rates of interest.

The guidance relating to non-recurring nonfinancial assets and nonfinancial liabilities will be applied as circumstances require. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing.

The fair value of our interest rate swap agreement represents the amount required to settle the agreement using prevailing market rates of interest. Interest rate swaps are measured at fair value indirectly through market corroboration, for substantially the full term of the financial instrument within Level 2 of the fair value hierarchy.

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

	Fair Value Measurements Using
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap - liability at September 30, 2008	$657	$—	$657	$—

Interest rate swap - liability at September 30, 2009	$659	$—	$659	$—

14. COMMITMENTS AND CONTINGENCIES

We are involved in certain legal proceedings incidental to the normal conduct of our business. At this time, we do not believe that any liabilities relating to such legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The total we have accrued in regards to all legal proceedings as of September 30, 2009 and December 31, 2008 was $0.1 million.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

In the normal course of our business activities, we are required under certain supplier agreements and contracts with various government authorities to provide letters of credit and bonds that may be drawn upon if we fail to perform under these agreements or contracts. There was $0.75 million open letters of credit under our line of credit at September 30, 2009 and there were no open letters of credit under our line of credit at December 31, 2008. Bonds, which expire on various dates, totaled $2.4 million on September 30, 2009 and December 31, 2008. No bonds had been drawn upon at either date.

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

The timing of the recognition of costs associated with this move were determined in accordance with FASB authoritative guidance for accounting for costs associated with exit or disposal activities, and other relevant guidance, which provides that a liability for a cost associated with an exit or disposal activity shall be recognized at its fair value in the period in which the liability is incurred. In particular, employee-related termination costs associated with the relocation are generally recognized ratably over the period that the employees are required to provide services in order to earn the respective termination benefit.

The following table summarizes the estimates and actual exit costs incurred as of September 30, 2009:

	Original amount expected to be incurred	Additional costs incurred	Total amount expected to be incurred	Amount incurred as of December 31, 2008	Amount incurred for the three months ended September 30, 2009	Amount incurred for the nine months ended September 30, 2009	Remaining amount to be incurred
One-time termination benefits	$951	$—	$951	$939	$—	$12	$—
Other costs	139	59	198	198	—	—	—
Total costs	$1,090	$59	$1,149	$1,137	$—	$12	$—

The following table summarizes the beginning and ending liability reserve for exit costs as of September 30, 2009:

	Balance at December 31, 2008	Cash Payments	Balance at September 30, 2009
One-time termination benefits	$12	$12	$—
Other costs	—	—	—
Total costs	$12	$12	$—

16. RELATED PARTY TRANSACTIONS

For the period October 2005 through June 2009, DRS Technologies, Inc. (“DRS”) was considered a related party due to Mr. Newman, Chairman, President and Chief Executive Officer of DRS, who also served as a director of the Company during this period. Effective June 5, 2009, Mr. Newman resigned as a Director of the Company due to potential conflicts of

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

interest relating to his position with DRS. Transactions with DRS subsequent to June 5, 2009 would not be considered related party transactions.

For the approximate five month period ended June 5, 2009, DRS and its related subsidiaries acquired approximately $1.6 million of our products. During the three and nine months ended September 30, 2008, DRS and its related subsidiaries acquired approximately $1.7 million and $15.9 million, respectively, of our products. Included in our account receivable balances as of December 31, 2008 were amounts due from DRS for $1.3 million.

17. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB revised authoritative guidance for business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The guidance is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The impact of our adoption of this guidance will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

In December 2007, the FASB revised authoritative guidance for consolidations, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of this guidance currently has no impact on our Consolidated Financial Statements.

In March 2008, the FASB revised authoritative guidance for disclosures of derivative instruments and hedging activities, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. The guidance also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The Company adopted this guidance effective January 1, 2009. The adoption of this guidance had no material impact on our consolidated financial statements.

In April 2008, the FASB revised authoritative guidance for determining the useful life of intangible assets, which revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company will be required to adopt this guidance with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the adoption of this guidance had no impact on our consolidated financial statements.

In November 2008, the FASB revised authoritative guidance for accounting for defensive intangible assets, which addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset’. The guidance requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. The guidance also requires that defensive intangible assets be assigned a separate useful life. Due to the prospective application requirement, the adoption of this guidance had no impact on our consolidated financial statements.

In April 2009, the FASB revised authoritative guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In April 2009, the FASB revised authoritative guidance for disclosures of financial instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

In May 2009, the FASB revised authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this guidance for the period ended June 30, 2009 and provided the required disclosures for the period ending September 30, 2009

In June 2009, the FASB issued new authoritative guidance for the hierarchy of accounting standards, which establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“Update”) No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, which amends the Software topic of the Codification. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 605-985 of the Codification. In addition, the amendments in this update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. In that regard, the amendments provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. The amendments also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. The amendments also provide further guidance on how to allocate arrangement consideration when an arrangement includes deliverables both included and excluded from the scope of the software revenue guidance. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact the adoption of this update might have on our consolidated financial statements.

18. SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to the date of our financial statements through November 12, 2009, which is the date our financial statements were issued. We have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date as of September 30, 2009, including estimates inherent in the process of preparing our financial statements. There were no non-recognized subsequent events to be disclosed in our financial statements.

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(as restated)		(as restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.2	62.8	62.9	65.1

Gross profit	33.8	37.2	37.1	34.9

Operating expenses:
Research and development	9.9	10.3	11.5	6.9
Sales and marketing	9.1	9.5	9.3	9.6
General and administrative	18.7	13.8	19.9	16.7
Amortization of intangibles	1.0	1.0	1.0	1.2
Escrow fund settlement	—	—	(3.6)	—
Total operating expenses	38.8	34.6	38.0	34.3
Income (loss) from operations	(5.1)	2.6	(1.0)	0.6

Interest expense, net	(1.5)	(0.8)	(1.3)	(0.7)
Income (loss) before income taxes	(6.6)	1.9	(2.3)	(0.1)

Income tax (expense)	—	—	—	—

Net income (loss)	(6.6)	1.9	(2.3)	(0.1)

Comparison of the Three Months and Nine Months Ended September 30, 2009 and 2008

Revenues. Our revenues decreased $10.1 million, or 29%, to $24.4 million for the three months ended September 30, 2009 from $34.5 million for the same period in 2008. The decline was attributable to lower federal LMR revenues and State and Local revenues partially offset by increases associated with government services revenues. Our revenues decreased $24.0 million, or 24%, to $77.0 million for the nine months ended September 30, 2009 from $101.0 million for the same period in 2008. The decline was attributable to lower LMR revenues partially offset by increases in government services revenues.

Gross Profit. Our gross profit decreased $4.6 million, or 36%, to $8.2 million in the three months ended September 30, 2009 from $12.9 million for the same period in 2008. Gross profit, as a percentage of revenues, or gross margin, was 33.8% for the three months ended September 30, 2009, as compared to 37.2% for the same period in 2008. The decrease in gross profit and gross margin was attributable to both product mix and lower quarterly revenues. Our gross profit decreased $6.7 million, or 19%, to $28.5 million in the nine months ended September 30, 2009 from $35.2 million for the same period in 2008. The decrease in gross profit was primarily due to the volume variance associated with the decline in LMR revenue. Gross profit, as a percentage of revenues, or gross margin, was 37.1% for the nine months ended September 30, 2009, as compared to 34.9% for the same period in 2008. Gross margin improved for the nine months ended September 30, 2009 primarily due to second quarter performance and improved product mix that resulted in lower cost of sales. We anticipate the fourth quarter gross margin percentage to be similar to the third quarter of 2009.

Research and Development. Research and development expenses decreased $1.2 million, or 32% to $2.4 million in the three months ended September 30, 2009 from $3.6 million in the same period in 2008. Research and development expenses as a percentage of revenues decreased to 9.9% in the third quarter of 2009 versus 10.3% for the same period in 2008. Research and development expenses increased $2.0 million, or 29%, to $8.9 million in the nine months ended September 30, 2009 from $6.9 million in the same period in 2008. Research and development expenses as a percentage of revenues increased to 11.5% in the first nine months of 2009 versus 6.9% for the same period in 2008.

The quarterly decline in R&D expenditures is due to certain program realignments and completions in the second and third quarters of 2009.  We expect R&D expenses to increase in future quarters as product development programs continue along the development path requiring incremental investments.

The nine-month increase in research and development expenses was attributable to a non-recurring engineering cost reimbursement of $4.0 million received in the second quarter of 2008 from a customer for research and development expenses relating to the development and re-engineering of our Multinet radio product line associated with the FCC re-banding effort.  The development of our Multinet radio was completed and no further non-recurring engineering cost reimbursements were received.

Sales and Marketing. Sales and marketing expenses decreased $1.1 million, or 33%, to $2.2 million in the three months ended September 30, 2009 from $3.3 million in the same period in 2008. The decrease is mainly attributable to reduced labor coupled with lower sales incentives resulting from the decline in revenue noted above. Sales and marketing expenses as a percentage of revenues were 9.1% in the third quarter of 2009 versus 9.5% in the third quarter of 2008. Sales and marketing expenses decreased $2.6 million, or 26%, to $7.1 million in the nine months ended September 30, 2009 from $9.7 million in the same period in 2008. The decrease is mainly attributable to reduced labor coupled with lower sales incentives resulting from the decline in revenue noted above. Sales and marketing expenses as a percentage of revenues were 9.3% for the first nine months of 2009 versus 9.6% in the first nine months of 2008. We expect the trend in sales and marketing expenses to continue for the remainder of 2009.

General and Administrative. General and administrative expenses decreased $0.2 million, or 4%, to $4.6 million for the three months ended September 30, 2009 from $4.8 million for the same period in 2008. General and administrative expenses decreased $1.6 million, or 9%, to $15.3 million for the nine months ended September 30, 2009 from $16.9 million for the same period in 2008. The decrease in expenses is primarily attributable to reduced labor, lower incentive compensation accruals for 2009 and reduced stock compensation expense resulting from increased forfeiture rates in the first nine months of 2009 as compared with the first nine months of 2008.

Amortization of Intangibles. Amortization of intangibles decreased $0.1 million, or 25%, to $0.3 for the three months ended September 30, 2009 from $0.4 million for the same period in 2008. Amortization of intangibles decreased $0.5 million, or 42%, to $0.7 million in the nine months ended September 30, 2009 from $1.2 million in the same period in 2008. The decreases relate to lower amortization of specifically identifiable intangible assets with a definite life as a result of the impairment of certain amortizable assets during the fourth quarter of 2008.

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

Interest Expense, net. Interest expense, net increased $0.1 million to $0.4 million in expense for the three months ended September 30, 2009 from $0.3 million for the same period in 2008. Interest expense, net increased $0.3 million to $1.0 million in expense for the nine months ended September 30, 2009 from $0.7 million for the same period in 2008. The increases were attributable to interest on the term loan and lower interest income earned on cash investments resulting from lower amounts of invested cash earning lower rates of interest.

Provision for Income Taxes. We did not record a tax benefit or provision for either the three or nine months ended September 30, 2009 and 2008 primarily attributable to our fully reserved deferred tax assets requiring no further provision for income taxes for each respective period end. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our cumulative loss position during three preceding years, our operating results during each period, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income / (Loss). Net loss was $1.6 million for the three months ended September 30, 2009, reflecting an earnings decrease of $2.2 million, as compared to net income of $0.6 million for the same period in 2008. Net loss was $1.7 million for the nine months ended September 30, 2009, reflecting an earnings decrease of $1.6 million, as compared to net loss of $0.1 million for the same period in 2008. Excluding the $2.8 million received for the escrow fund settlement, the net loss for the nine months ended September 30, 2009, would have been $4.5 million. Excluding the $4.0 million received for the non-recurring engineering cost reimbursement, the net loss for the nine months ended September 30, 2008, would have been $4.1 million.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents that were $11.5 million (net of $5.0 million pledged restricted cash) at September 30, 2009 and $11.3 million (net of $2.0 million pledged restricted cash) at December 31, 2008.  In addition, effective with the amended Loan Agreement dated March 16, 2009, we have a revolving line of credit for $10.0 million.

Net cash from operating activities. Our operating activities provided cash of $4.2 million in the nine months ended September 30, 2009.  Our operating activities used cash of $8.0 million in the nine months ended September 30, 2008.

During the first nine months of 2009, operating cash was provided primarily from improved inventory turnover, collection of trade accounts receivable, lower prepaid expenses and non-cash depreciation, amortization and stock compensation all aggregating to $12.1 million. Partially offsetting were the net loss of $1.7 million coupled with reductions in accounts payable and other accrued liabilities all aggregating to $8.0 million. Operating cash includes $2.8 million received from the escrow fund settlement in January 2009.

During the first nine months of 2008, operating cash was used primarily for increases in trade accounts receivable, and reductions in accounts payable and other accrued liabilities coupled with a net loss all aggregating to $15.1 million. Partially offsetting were collections of related party and other receivables and non-cash depreciation, amortization and stock compensation all aggregating to $6.8 million.  The increase in accounts receivable reflects delays in cash collections from certain customers during the quarter ended September 30, 2008. Operating cash includes $4.0 million received for the non-recurring engineering cost reimbursement in June 2008.

Net cash from investing activities. During the nine months ended September 30, 2009, investing activities used $0.9 million primarily investing in the purchase of property, plant and equipment. During the nine months ended September 30, 2008 investing activities used $3.4 million primarily attributable to establishing $2.0 million of restricted cash as collateral for the Government of Yukon, Canada bond and purchases of property plant and equipment of $1.6 million.

Net cash from financing activities. During the nine months ended September 30, 2009, there was an increase in restricted cash of $3.0 million relating to the loan amendment noted below together with other minimal financing activities. During the nine months ended September 30, 2008 financing activities provided $2.0 million in a borrowing from the revolving line of credit to cover short term cash requirements.

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

As noted in our Form 10-K for the period ending December, 31, 2008, we were not in compliance with the financial covenants of the Loan Agreement for the quarter ending December 31, 2008. As a result, on March 16, 2009 we executed an Amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one-time basis and amended the Loan Agreement to, among other things, lower the revolving line of credit from $15.0 million to $10.0 million, revise such financial covenants, add additional covenants, and to modify the advance and borrowing revisions under the Loan Agreement. In order to maintain compliance with the terms of the Amendment, the Company pledged as additional cash collateral for the remaining term of the term loan, $3.0 million on the effective date of the Amendment. Furthermore, beginning with the quarter ending June 30, 2009, we are required to maintain a certain level of EBITDA, a certain fixed charge coverage ratio on a cumulative basis beginning April 1, 2009, a minimum funded debt to EBITDA ratio on an annualized basis beginning April 1, 2009 for each quarterly financial reporting period through June 30, 2010 and limit capital expenditures to $2.5 million for 2009. In addition, the interest rate on the revolving note issuable pursuant to the Loan Agreement has been amended to a floating rate equal to LIBOR plus a Libor Margin ranging from 2.50% to 5.00% through the term of the note based on the Company’s funded debt to EBITDA. Effective with the Amendment, the Libor margin is 400 basis points through the third quarter of 2009. Interest rates of 4.26% and 4.5% were in effect at September 30, 2009 and 2008, respectively. The Loan Agreement expires June 30, 2010.

The Company was in compliance with all financial and negative covenants at September 30, 2009 under the Loan Agreement except for the minimum EBITDA financial covenant. Effective November 9, 2009, Bank of America waived such financial covenant default on a one time basis. At September 30, 2009 and December 31, 2008, no borrowings had been made on the revolving line of credit.

As discussed above, compliance with new, more restrictive financial covenants under the Loan Agreement was required beginning in the Company’s second quarter of 2009.  If certain orders are not received and shipped in the fourth quarter, the Company may not meet those more restrictive loan covenants for the fourth quarter. Management’s evaluation is based on recent experience with expected orders being temporarily delayed by customers.  In such event, the Company intends to attempt to obtain a waiver of noncompliance from the lender, failing which the lender could declare the Company in default under the Loan Agreement and accelerate the payment of the $15.0 million term loan, require payment of any borrowings under the revolving line of credit and raise the interest rate an additional 4%.  There can be no assurance that the Company will be able to obtain such waiver.

If the Company is not in compliance with the bank covenants at the end of the fourth quarter and is unable to obtain a waiver from such noncompliance, the Company may need to raise additional funds through public or private equity or debt financing to pay amounts due and owing under the Loan Agreement, to the extent existing resources and cash from operations are insufficient to pay such obligations. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

The Loan Agreement expires June 30, 2010.  As a result, the $15.0 million term loan under the Loan Agreement has been classified as current due to its maturity date of June 30, 2010. Through the expiration of the term loan, we expect to build our cash balances in anticipation of payment and / or refinancing all or a portion of the term loan at maturity. As noted above, we may need to raise additional funds through public or private equity or debt financing to satisfy the term loan at maturity. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

The Company also intends to attempt to extend and / or refinance the $10.0 million revolving credit facility under the Loan Agreement at maturity. Assuming the Company is successful in extending and / or refinancing the Loan Agreement, and based on our estimated cash flows, we believe our existing cash, cash equivalents and the revolving line of credit are sufficient to meet our capital and operating requirements for at least the next 12 months. However, our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the timing and extent of development, our operating expenses, investments in inventory and accounts receivable and general economic conditions, and also, the continued availability of our credit facility. To the extent existing resources and cash from operations are insufficient to support our activities, and / or the Company fails to meet its covenants under the Loan Agreement or any extension or refinancing thereof, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Letters of credits and bonds. In the normal course of our business activities, we are required under certain supplier agreements and contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under these agreements and contracts. There was $0.75 million of open letters of credit under our line of credit at September 30, 2009 and there were no open letters of credit under our line of credit at December 31, 2008. Bonds, which expire on various dates, totaled $2.4 million on September 30, 2009 and December 31, 2008, respectively. The majority of the bonds relate to the contract awarded in May 2008 by the Government of Yukon, Canada that is collateralized by restricted cash of $2.0 million. The contract is expected to be completed in the second quarter of 2010 and the corresponding bond and restricted cash would be released. No bonds had been drawn upon at either date.

The total available remaining credit under the line of credit was $9.25 million and $14.4 million as of September 30, 2009 and December 31, 2008, respectively. The decline in available remaining credit reflects the reduced borrowing allowed under the revolving line of credit coupled with the opening of the letter of credit during the first quarter of 2009. The revolving line of credit is supported by the underlying borrowing base of the Company.

Backlog. Our backlog of unfilled orders at September 30, 2009 was $64.3 million, compared to a backlog of $68.2 million at December 31, 2008 and $70.5 million at September 30, 2008. Depending on the size and complexity of customer specifications and requirements, the backlog can be converted to revenues in a relatively short period of time (typically 90 days) or with complex integrations and various delivery dates, orders can span multiple years.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE”), that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2009, we are not involved in any VIE transactions.

Recently Issued Accounting Standards

See Note 17 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a full description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operation and financial condition, which is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

As part of our normal course of business, we continually refine control procedures associated with orders, inventory costing, purchasing, shipping, and receiving and we continue to conduct full physical inventory counts periodically during 2009. However, there were no changes in our internal controls over financial reporting during the quarter ending September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                               LEGAL PROCEEDING

See Note 14 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

ITEM 1A.                      RISK FACTORS

Risk Factors Related to Our Business

Our operations and financial results are subject to various risks and uncertainties that are described in Part I, Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2008, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. The risk factors as described in the Company’s Form 10-K for the year ended December 31, 2008 are updated as follows:

We have risks associated with our liquidity and bank covenants.

Based on current projections, if certain orders are not received and shipped in the fourth quarter, the Company may not meet its financial covenants under the Loan Agreement with Bank of America for the fourth quarter. In such event, the Company intends to attempt to obtain a waiver of noncompliance from the lender, failing which the lender could declare the Company in default under the Loan Agreement and accelerate the payment of $15.0 million term loan, require payment of any borrowings under the revolving line of credit and raise the interest rate an additional 4%. There can be no assurance that the Company will be able to obtain such waiver. In such event, the Company may need to raise additional funds through public or private equity or debt financing to pay amounts due and owing under the Loan Agreement, to the extent existing resources and cash from operations are insufficient to pay such obligations. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Furthermore, the Loan Agreement expires June 30, 2010. Through the expiration of the Loan Agreement, we may not be able to build our cash balances in anticipation of payment and / or refinancing all or a portion of the $15.0 million term loan at maturity. We also may not be able to extend and / or refinance the $10.0 million revolving credit facility under the Loan Agreement at maturity. In such event, there is no assurance that we will be able to raise funds through public or private equity or debt financing to satisfy these obligations at maturity, or on terms favorable to us.

ITEM 2.                               UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3.                               DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

N/A

ITEM 5.                               OTHER INFORMATION

N/A

ITEM 6.                               EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

11.1	Computation of net income (loss) per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2009

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2009

32.1	Written certification of Chief Executive Officer, dated November 12, 2009, pursuant to 18 U.S.C. Section 1350.

32.2	Written certification of Chief Financial Officer, dated November 12, 2009, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EF JOHNSON TECHNOLOGIES, INC.

Date: November 12, 2009	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)