Form 10-K/A
period 2009-12-31
EF Johnson Technologies, Inc.
filed 2010-04-30
CIK 1023516

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On April 1, 2010, 26,490,551 shares of EF Johnson Technologies, Inc. common stock were outstanding.

         As of June 30, 2009, based on the closing sales price as quoted by the NASDAQ, 26,107,145 shares of Common Stock, having an aggregate market value of approximately $16,447,501 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

EF JOHNSON TECHNOLOGIES, INC.
FORM 10-K/A
(Amendment No. 1)

EXPLANATORY NOTE

        EF Johnson Technologies, Inc. (the "Company" or "EFJohnson") hereby amends and restates in its entirety each of the following items of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the "Original Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on March 31, 2010.

        This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K filed on March 31, 2010, does not reflect any events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment described above and set forth below. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

        The following table sets forth the members of the Board of Directors of the Company, their ages as of April 1, 2010, and the year in which each first became a director.

Directors	Age	Director Since
Michael E. Jalbert (Chairman of the Board, Chief Executive Officer and President)	65	1999
Bernard C. Bailey	56	2009
Robert L. Barnett	69	2008
Edward H. Bersoff	67	1999
Veronica A. Haggart	60	2003
Thomas R. Thomsen	74	1995

        The following includes a brief biography of each director with terms expiring as shown. Each biography includes information regarding the specific experience, qualifications, attributes or skills that led the governance and Nominating Committee and or Board of Directors to determine that the applicable director should serve as a member of our Board of Directors as the date of this report.

Class II Directors Continuing in Office Until our 2010 Annual Meeting of Stockholders

        Veronica A. Haggart has served as a Director since June 2003. Since 2003, she has been engaged in consulting work through her own consulting firm, Veronica A. Haggart, LLC. From September 2004 to July 2008, she served as Vice President, Business Development for Discovery Mining, Inc. From April 2002 to November 2003, Ms. Haggart was Vice President, Strategic Relations for XtremeSpectrum. XtremeSpectrum was acquired by Motorola's Semiconductor Products Sector, now Freescale Semiconductor, Inc. From October 1984 to May 2001, Ms. Haggart was employed by Motorola, Inc. in various positions including Corporate Vice President and Director of Motorola Ventures, Eastern Region and Corporate Vice President and Director of Government Relations globally. She was appointed by the President and confirmed by the U.S. Senate as a Commissioner of the U.S. International Trade Commission where she served from 1982 to 1984. From 2001 to October 2007, Ms. Haggart served as a Director of the University of Nebraska Foundation. Ms. Haggart brings many years of experience and expertise in government relations, legal, regulatory, international trade and market access issues relating to the wireless industry. Ms. Haggart is the Chair of the Governance and Nominating Committee.

        Thomas R. Thomsen has served as a Director since July 1995. Between August 1995 and November 1999, Mr. Thomsen served as Chairman of the Board of Directors and Chief Executive Officer of Lithium Technology Corporation ("LTC"), a public company that manufactures rechargeable batteries. Mr. Thomsen had served as a Director of LTC since February 1995. In January 1990, Mr. Thomsen retired as President of AT&T Technologies, after holding numerous senior management positions. Mr. Thomsen also served as in board directorships for Sandia Corporation, Western Electric (Lucent Technologies), AT&T Credit Corp. and Olivetti Inc. Mr. Thomsen currently serves as a Director of PECO II, Inc. and on the executive committee of the University of Nebraska Technology Park. Mr. Thomsen is a Licensed Professional Engineer, and holds a B.S. in Mechanical Engineering from the University of Nebraska, and a Masters Degree from the MIT Sloan School. Mr. Thomsen brings many years of experience and expertise in the management, operations and strategic planning of technologies companies. Also, as the longest serving member of our Board, Mr. Thomsen brings a detailed knowledge of our business. Mr. Thomsen is the Chairman of the Compensation Committee.

Class III Directors Continuing in Office Until our 2011 Annual Meeting of Stockholders

        Robert L. Barnett has served as a Director since March 7, 2008, and as interim lead independent director since January 8, 2010. Mr. Barnett served as Executive Vice President of Motorola from 2003 to 2005. Prior to that, he served as President and Chief Executive Officer of the commercial, government and industrial solutions sector of Motorola, Inc. from 1995 to 2003. Mr. Barnett has served on the board of directors of the Central Vermont Public Service Corporation since 1996, where he chairs the compensation committee and serves on the governance committee. He has served on the board of directors of USG Corp. since 1990, where he chairs the audit committee and serves on the governance committee. He has served on the board of directors of Johnson Controls, Inc. since 1986, where he chairs the governance committee and serves on the audit and executive committees. Mr. Barnett has a Professional Director Certification, earned through an extended series of director education programs sponsored by the Corporate Directors Group, an accredited organization of Risk Metrics ISS. He is a Licensed Professional Engineer, and a Senior Baldrige Examiner. Mr. Barnett brings to the Board significant experience and expertise in the management, operations and strategic planning of companies in our industry. Mr. Barnett is Chairman of the Strategy and Corporate Development Committee.

        Michael E. Jalbert has served as President, Chief Executive Officer and a Director since March 1, 1999, and was elected Chairman of the Board on March 25, 1999. Prior to joining us, Mr. Jalbert served as President and Chief Executive Officer of Microdyne Corp., a listed company, from March 1997 to February 1999. From 1995 to 1997, Mr. Jalbert served as President and Chief Executive Officer of IDB Communications. From 1992 to 1995, Mr. Jalbert was President of the CSD division of Diversey Corporation. Mr. Jalbert joined the Diversey Corporation from West Chemical Corporation, where he was President and Chief Operating Officer from 1987 to 1992. Mr. Jalbert has an Advanced Professional Director Certification, earned through an extended series of director education programs sponsored by the Corporate Directors Group, an accredited organization of Risk Metrics ISS. As our Chief Executive Officer, Mr. Jalbert is responsible for, and has detailed knowledge and expertise in, the business and strategy of our Company. He also brings to the Board many years of operating and managerial expertise. Mr. Jalbert is the Chairman of the Executive Committee.

Class I Directors Continuing in Office Until our 2012 Annual Meeting of Stockholders

        Bernard C. Bailey has served as a Director since May 27, 2009. He is the founder, President and CEO of Paraquis Solutions LLC, a privately held consulting and IT services firm. Prior to founding Paraquis, Mr. Bailey was president and CEO of Viisage Technology, Inc. (later renamed L1 Identity Solutions) (NYSE: ID), a leading provider of advanced technology identity solutions from August 2002 to September 2006. From January 2001 to August 2002, Mr. Bailey served in various executive roles, including COO at Art Technology Group (NASDAQ: ARTG), a leading provider of e-commerce software. From 1984 to 2001 Mr. Bailey held a variety of finance, sales, marketing, and operations positions at IBM. Mr. Bailey serves as Chairman of the Board of Lasercard Corporation (NASDAQ: LCRD); director of Spectrum Control, Inc. (NASDAQ: SPEC); and director for Telos Corporation, a Virginia based defense contractor. Mr. Bailey served as a director of Point Blank Solutions, Inc. (NASDAQ: PBSO.PK) from August 19, 2008 to June 3, 2009. Mr. Bailey served on active duty for eight years as an officer in the US Navy, eventually retiring as a Captain from the US Naval Reserve. He has an undergraduate degree from the United State Naval Academy, a Masters Degree in Engineering from the University of California—Berkeley, a Masters Degree in Systems Management from the University of Southern California and an MBA in Finance from George Washington University. Mr. Bailey has an Advanced Professional Director Certification, earned through an extended series of director education programs sponsored by the Corporate Directors Group. Mr. Bailey brings to the Board many years of experience and expertise in the management, operations, finance and strategic planning of technology companies.

        Edward H. Bersoff has served as a Director since June 1999. Dr. Bersoff is Chairman, President and CEO of ATS Corporation (ATSC), a publicly traded company listed on the American Stock Exchange and located in McLean, Virginia. Dr. Bersoff previously served as Vice-Chairman of Federal Services Acquisition Corporation which was renamed ATSC in January 2007. Since January 2003, Dr. Bersoff has served as Chairman and Sole Member of Greenwich Associates, a business advisory firm located in Northern Virginia. Dr. Bersoff served as Chairman, CEO and President of BTG, Inc., a publicly traded information technology firm, from 1982 when he founded the company until it was sold to Titan Corporation in 2001. Dr. Bersoff served as a director of Titan from February 2002 until August 2005, when Titan was sold to L-3 Corporation. Dr. Bersoff also serves as the lead independent Director of ICF International, Inc. (NASDAQ: ICFI), a management, technology and policy consulting firm in the areas of defense, homeland security, energy, environment, social programs and transportation, servicing federal governmental agencies and the commercial sector. Dr. Bersoff is a member of the Board of Visitors of Virginia Commonwealth University and a trustee of the VCU Health System. Dr. Bersoff holds A.B., M.S. and Ph.D. degrees in mathematics from New York University and is a graduate of the Harvard Business School's Owner/President Management Program. Dr. Bersoff brings significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience in management, operations and strategic planning of technology companies. As Chair of our Audit Committee for several years, Dr. Bersoff has detailed knowledge of our finances and financial statements.

EXECUTIVE OFFICERS

        The following is a list of the names, ages and current positions and offices with the Company held by each such person of all the executive officers of the Company as of April 1, 2010, followed by biographical information of each executive officer, including all positions and offices with the Company held by each such person and such person's principal occupation or employment during the past five years. The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Stockholders to serve a one-year term and until their respective successors are elected and qualified. There are no family relationships between any of our Directors or officers.

Name	Age	Current Positions and Offices
Michael E. Jalbert	65	Chairman of the Board; Director; Chief Executive Officer and President
Jana Ahlfinger Bell	46	Executive Vice President and Chief Financial Officer
James S. Hoover	51	Vice President and Corporate Controller
Elaine Flud Rodriguez	53	Senior Vice President and General Counsel

        Biographical information for Mr. Jalbert is included above under "Board of Directors."

        Jana Ahlfinger Bell was appointed Chief Financial Officer effective March 2005. Prior to joining us, Ms. Bell served as President and CEO of Simple Products Inc., from January 2003 until February 2005. Ms. Bell served as Chief Executive Officer, President and a Director of @TRACK Communications, Inc., a NASDAQ listed company, from September of 1998 until September of 2002. From June of 1998 until September of 1998, Ms. Bell served as Executive Vice President and Chief Financial Officer of @TRACK. From March 1992 to June 1998, Ms. Bell was employed in a variety of capacities by AT&T Wireless Services and by its predecessors, including serving as Vice President and

Chief Financial Officer for the Southwest region. Ms. Bell practiced public accounting for Ernst & Young LLP, last serving as an audit manager and is a Certified Public Accountant.

        James S. Hoover joined the Company in August 2006 as the chief financial officer of its subsidiary, E.F. Johnson Company. In December 2006 he was named Vice President Corporate Controller of EF Johnson Technologies, Inc. Prior to joining the Company, Mr. Hoover served NEC Unified Solutions, Inc. and various NEC America subsidiaries from April 1991 to October 2005, holding positions of chief financial officer and vice president corporate controller. From 1987 to 1991, Mr. Hoover was the Corporate Controller of Derby Cycle Corporation Inc., a U.K. owned, USA based bicycle manufacturer and distributor. From 1985 to 1987 he was an Accounting Manager for CHIAT/DAY, INC. ADVERTISING, High Profile Advertising Agency. From 1982 to 1985, Mr. Hoover provided audit and tax services to public and private clients while with Grant Thornton LLP and Laventhol & Horwath. Mr. Hoover is a California Certified Public Accountant.

        Elaine Flud Rodriguez has served as Senior Vice President and General Counsel since March 17, 2008, and was appointed Secretary on March 19, 2008. Prior to joining the Company, Ms. Rodriguez served as Senior Vice President, General Counsel and Secretary of CLST Holdings, Inc. (formerly known as CellStar Corporation) from 1993 until May 2007, when she resigned as an officer of the company in conjunction with the sale of substantially all of the company's assets. While Ms. Rodriguez resigned from her positions as Senior Vice President, General Counsel, and Secretary of CLST Holdings and terminated her employment agreement, she remained employed by CLST Holdings, Inc. as an at-will employee without an employment agreement until her resignation in August 2007. From August 2007 until joining the Company, Ms. Rodriguez was engaged in the private practice of law. From October 1991 to August 1993, she was General Counsel and Secretary of Zoecon Corporation, a pesticide manufacturer and distributor owned by Sandoz Ltd. Prior thereto, she was engaged in the private practice of law with Atlas & Hall and Akin, Gump, Strauss, Hauer & Feld. Ms. Rodriguez is licensed to practice law in the states of Texas and Louisiana.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and officers to file periodic reports with the Securities and Exchange Commission. These reports show the Directors' and officers' ownership, and the changes in ownership of our Common Stock and other equity securities. To our knowledge, based solely on review of copies of such reports furnished to us, we believe that for the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our Directors, executive officers and greater than 10% beneficial owners were complied with by such persons, except (i) Edward H. Bersoff, Veronica A. Haggart, Michael E. Jalbert, Mark S. Newman, Thomas R. Thomsen and Winston J. Wade who each filed late Forms 4 with respect to the forfeiture on December 31, 2008 of shares of restricted stock originally awarded on November 15, 2005 pursuant to the EFJ, Inc. 2005 Omnibus Incentive Compensation Plan (the "2005 Plan") due to the Company's failure to achieve the required performance based metrics, and (ii) Messrs. Newman and Wade who each filed late Forms 4 with respect to the forfeiture on June 5, 2009 and May 27, 2009, respectively, of shares of restricted stock originally awarded July 30, 2008 pursuant to the 2005 Plan due to their resignations from the Board of Directors effective June 5, 2009 and May 27, 2009, respectively.

Code of Ethics

        The Company has a Code of Business Conduct and Ethics, which is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Business Conduct and Ethics is available on the Company's website (www.efjohnsontechnologies.com). The Company intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company's Chief Executive Officer, principal financial officer or principal accounting officer) at this location on its website.

GOVERNANCE OF THE COMPANY

Corporate Governance Guidelines

        The Board oversees our business affairs and monitors the performance of management. The Governance and Nominating Committee of the Board has adopted corporate governance guidelines titled "Corporate Governance and Nominating Committee Principles" ("Principles of Corporate Governance"), which are available at www.efjohnsontechnologies.com by first clicking "Investor Relations" and then "Corporate Governance." A copy of the Principles of Corporate Governance is also available in print to any stockholder who requests it. These principles were adopted by the Governance and Nominating Committee to best ensure that the Board is independent from management, that the Board adequately performs its function as the overseer of management and that the interests of the Board and management align with the interests of the stockholders.

The Board of Directors

        We currently have six members of the Board. The Board met 19 times and acted by unanimous written consent three (3) times during 2009. Each Director attended at least 86% of the total number of Board and committee meetings, of which they were a member, held in 2009. Members of the Board are encouraged to attend our annual meetings of stockholders, and all of our Board members attended the 2009 annual meeting of stockholders.

  The Committees of the Board

        The Board has an Executive Committee, an Audit Committee, a Compensation Committee, a Strategy and Corporate Development Committee, and a Governance and Nominating Committee. Each committee is comprised of the following members:

	Audit	Compensation	Governance and Nominating	Executive	Strategy and Corporate Development
Bernard C. Bailey	✓		✓		✓
Robert L. Barnett	✓	✓		✓	✓*
Edward H. Bersoff	✓*	✓		✓	✓
Veronica A. Haggart		✓	✓*	✓
Michael E. Jalbert				✓*	✓
Thomas R. Thomsen		✓*	✓	✓

*
Chair of Committee

✓
Committee Member

  Audit Committee

        The Audit Committee's primary purpose is to assist the Board of Directors' oversight of: (a) the integrity of our financial statements; (b) our compliance with legal and regulatory requirements; (c) the independent auditor's qualifications; and (d) the performance of our internal audit function and independent auditors. The Audit Committee has sole authority to appoint and terminate our independent auditors. To promote the independence of its audit, the Audit Committee consults separately and jointly with the independent auditors, the internal auditors and management. As required by NASDAQ and SEC rules regarding audit committees, the Board of Directors has reviewed the qualifications of its Audit Committee and has determined that each of the members of the Audit Committee is independent and does not have a relationship with us that might interfere with the exercise of their independence from us or our management, as independence is defined in the listing standards for the NASDAQ. Our Board of Directors has also determined that Dr. Bersoff qualifies as an "audit committee financial expert" as described in Item 401(h) of Regulation S-K. In making this determination, our Board of Directors considered the overall knowledge, experience and familiarity of Dr. Bersoff with accounting matters, and in analyzing and evaluating financial statements. The Audit Committee met eleven (11) times during 2009. The Charter of the Audit Committee is available on our website at www.efjohnsontechnologies.com/about/board/audit.

  Compensation Committee

        The functions performed by the Compensation Committee include reviewing and establishing overall management compensation, administering our long-term incentive plans, including the 2005 Omnibus Incentive Compensation Plan (the "2005 Plan"), reviewing and approving our corporate goals relating to structuring, and approving the compensation for our named executive officers. Our Board of Directors has determined that each current member of the Compensation Committee is independent, as independence is defined in the listing standards for the NASDAQ. The Compensation Committee met five (5) times during 2009. The Charter of the Compensation Committee is available on our website at www.efjohnsontechnologies.com/about/board/compensation.

  Governance and Nominating Committee

        The Governance and Nominating Committee identifies and recommends to the Board the selection of director nominees for each annual meeting of stockholders or for any vacancies on the Board. The Governance and Nominating Committee also considers candidates for Director who are properly nominated by stockholders in accordance with our bylaws. Any stockholder wishing to propose a nominee should submit a recommendation in writing to our Secretary at the principal executive office, indicating the nominee's qualifications and other relevant biographical information, confirmation of the nominee's consent to serve as a Director, and all other information required by our bylaws for the nomination of Director candidates. This committee also investigates and makes recommendations to the Board with regard to all matters of corporate governance, including the structure, operation and evaluation of the Board and its committees. Our Board of Directors has determined that each member of the Governance and Nominating Committee is independent, as independence is defined in the listing standards for the NASDAQ. The Governance and Nominating Committee met two (2) times in 2009. The Charter of the Governance and Nominating Committee is available on our website at www.efjohnsontechnologies.com/about/board/governance.

  Strategy and Corporate Development Committee

        The Strategy and Corporate Development Committee (formerly known as the M&A, Strategy and Corporate Development Committee) is appointed to review and assess, and assist the Board in reviewing and assessing potential acquisitions, strategic investments and divestitures. The Strategy and Corporate Development Committee also oversees management and the Board's due diligence process with respect to proposed acquisitions, investment and divestitures. The Strategy and Corporate Development Committee met three (3) times during 2009.

  Executive Committee

        The Executive Committee may exercise the powers of the Board, other than approving or proposing to stockholders action required to be approved by the stockholders, filling vacancies on the Board or any of its committees, amending the Certificate of Incorporation without stockholder approval, adopting, amending or repealing bylaws, or approving certain plans of merger or consolidation. The Committee consists of the chairs of the Audit, Compensation, Governance and Nominating, and Strategy and Corporate Development Committees. The Executive Committee did not meet in 2009.

Executive Sessions of the Board of Directors

        The independent Directors generally meet in executive session at every regularly scheduled Board of Directors' meeting. Independent Directors include all Directors who are independent as determined by the Board of Directors, and consist of all current Directors except Mr. Jalbert. Ms. Haggart, as Chairman of the Governance and Nominating Committee, presided at these meetings during 2009. Beginning in January 2010, the Board named Mr. Barnett as interim lead independent director. As such, Mr. Barnett presides at these executive sessions.

Independence of Directors

        NASDAQ's rules and regulations require that a majority of the Board of Directors qualify as "independent" directors, as defined therein. On an annual basis, each Director and executive officer is obligated to complete a Director and Officer Questionnaire which requires, among other items, disclosure of any transactions with the Company in which the Director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. The Governance and Nominating Committee reviews the independence of the Directors, considering any transaction between each Director or any member of his or her family and the Company, and has determined that all of the current Directors are independent, within the meaning of the applicable NASDAQ listing standards, except for Mr. Jalbert. Mr. Jalbert is not independent due to his employment with the Company.

Communications with Directors

        The Governance and Nominating Committee has approved and implemented procedures for stockholders and other interested persons to send communications to individual Directors or the non-employee Directors as a group. Stockholders may communicate with the Company's Board of Directors through the Company's Secretary by sending an e-mail to erodriguez@efji.com, or by writing to the following address: Board of Directors, c/o Secretary, EF Johnson Technologies, Inc., 1440 Corporate Drive, Irving, Texas 75038. The Company's Secretary shall forward all correspondence to the Board of Directors, except for spam, junk mail, mass mailings, product complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate material. The Secretary may forward certain correspondence, such as product-related inquiries, elsewhere within the Company for review and appropriate disposition. Stockholders and other parties interested in communicating directly with the independent Directors as a group may do so by addressing their correspondence to the independent Directors at the foregoing address. Directors may at any time review a log maintained by the Secretary of all correspondence received by the Company that is addressed to members of the Board, and request copies of any such correspondence. Concerns relating to accounting, internal controls or auditing matters shall be immediately brought to the attention of the Company's Audit Committee.

Compensation Committee Interlocks and Insider Participation

        During 2009, the members of the Company's Compensation Committee were Messrs. Thomsen and Barnett, Dr. Bersoff and Ms. Haggart. Each of them is independent, and none of them was, at any time during 2009 or at any other time, an officer or employee of the Company. During fiscal 2009, none of the Company's executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officers served on the Company's Compensation Committee or Board.

Director Selection Criteria

        The Governance and Nominating Committee is responsible for reviewing with the Board, on an annual basis, the requisite skills and characteristics of new Board members, as well as the composition of the Board as a whole. The Governance and Nominating Committee considers candidates for Board membership suggested by its members and other Board members, as well as management and stockholders. A stockholder who wishes to recommend a prospective nominee for the Board should notify the Company's Secretary or any member of the Governance and Nominating Committee in writing with whatever supporting material the stockholder considers appropriate.

        Once the Governance and Nominating Committee has identified a prospective nominee, the Committee makes an initial determination as to whether to conduct an evaluation of the candidate. This initial determination is based on whatever information is provided to the Committee with the recommendation of the prospective candidate, as well as the Committee's own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others.

        In conducting its evaluation of candidates and continuing directors, the Committee assesses each individual in the context of the Board as a whole, with the goal of assembling a diverse board that has the ability to represent stockholder interests through the exercise of sound judgment. The Committee considers such relevant factors, as it deems appropriate, including the current composition of the Board, the balance of management and independent directors, acumen, character, diversity, age, skills and experience in the context of the needs of the Board. In addition, although no single criteria is determinative in its selection process, the Committee has expressed a preference for candidates physically located in Texas, and, in light of the diverse composition of the Company's workforce today, candidates of diverse ethnic and gender backgrounds. In selecting the nominee, the Committee will endeavor to collectively establish a number of areas of core competency of the Board, including business judgment, management, economics, accounting and finance, legal, marketing, industry and technology knowledge, international business and strategic vision. In connection with this evaluation, the Committee determines whether to interview the prospective nominee, and if warranted, one or more members of the Committee and others as appropriate, interview prospective nominees in person or by telephone. After completing this evaluation and interview, the Committee makes a recommendation to the full Board as to the persons who should be nominated by the Board, and the Board determines the nominees after considering the recommendation and report of the Committee.

        All Board members are expected to possess certain personal characteristics necessary to creating a functional board: high personal and professional ethics, integrity and values; practical wisdom and mature judgment; an inquisitive and objective perspective; professional experience at a policy-making level in business; time availability for in-person participation at board and committee meetings; and a commitment to representing the long-term interests of our stockholders. These professional competencies may include senior management operational experience, accounting and finance capabilities, deep industry-related experience, technological development and manufacturing expertise, business development leadership, and government and public policy experience. Each of our directors brings unique perspectives and experiences to the Board of Directors, and contributes in guiding and directing our strategies to meet our business objectives and to provide value to our stockholders.

        Independence also is an important selection criterion for nomination to our Board. Independent directors should be free of any relationship with us, our management, other directors or other parties that may impair, or appear to impair, the director's ability to make independent judgments. Additionally, all board members are expected to act in our best interest and the best interests of our stockholders and to avoid any conflicts of interest in accordance with our Code of Business Conduct. In selecting director nominees, the Governance and Nominating Committee seeks individuals who are free from conflicts of interest.

        Finally, candidates should be enthusiastic and excited about their service on our Board and working collaboratively with existing board members to create value for all of our stockholders.

Director Nominations

        No material changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors.

Board Leadership Structure

        Our Chairman and Chief Executive Officer roles have been combined and held by Mr. Jalbert since 1999. Our Board has determined that balancing the combined role of Chairman and Chief Executive Officer is the most appropriate leadership structure for our Company at this time. In particular, the breadth of our Board's industry experience, the Board's relatively small size and the long-standing history of many of our directors with us necessitates a coherent and tight leadership structure. The combined Chairman and chief Executive Officer role provides the optimum avenue for promoting accountability among senior management and directors and at the same time helps to align the strategy and goals of the Board with management. The Board's leadership structure additionally fosters efficient decision-making critical to the success of our operations.

        In January 2010, the Board created an interim lead independent director position in order to provide a bridge between our independent directors and management. The Board named Mr. Barnett as interim lead independent director. We believe this structure facilitates coordination and communication among the independent directors. The interim lead independent director presides over all executive sessions of non-management members of the board or other meetings of the Board in the absence of the Chairman. The interim lead independent director may also synthesize any issues raised in the executive sessions and coordinate with and communicate such issues to management.

        The Board recognized the importance of regularly evaluating our particular circumstances to determine if our leadership structure continues to serve the best interests of us and our stockholders. The Governance and Nominating Committee may reassess the appropriateness of the existing leadership structure at any time, including following changes in management, in board composition or in the scope or complexity of the Company's operations or other issues facing the Company.

Board Role in Risk Oversight

        The Board of Directors takes an active role in overseeing management of the Company's risk through its review of risks associated with our operations and strategic initiatives, and through each of the Board committees. Our Audit, Compensation and Governance and Nominating Committees are comprised solely of independent directors and have responsibility for the review of certain risks as defined in their governing documents. The Audit Committee reviews and discusses with management our major financial risks and the steps management is taking to monitor and control such exposures, including any risk assessment or risk management policies. The Audit Committee receives regular reports regarding enterprise risk from our internal auditors and independent accountants and informs the Board of Directors of such matters through regular committee reports. In addition to receiving regular reports from the Audit Committee concerning our enterprise risk, the Board of Directors also reviews information concerning other risks as a regular agenda item at each Board meeting, as well as through regular reports of its other committees, including compensation-related risk from the Compensation Committee and governance-related risk from the Governance and Nominating Committee.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

        The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence to the Company's compensation philosophy. The Compensation Committee ensures that total compensation paid to the named executive officers is fair, reasonable and competitive.

        Throughout this proxy statement, the individuals who served as the Company's Chief Executive Officer and Chief Financial Officer during fiscal 2009, as well as the other individuals included in the "Summary Compensation Table" on page 17, are referred to as the "named executive officers."

        We compensate our named executive officers through a mix of base salary, bonus and equity compensation designed to be competitive with comparable employers and to align management's incentives with the short-term and long-term interests of our stockholders. Our compensation setting process consists of establishing targeted overall compensation for each named executive officer and then allocating that compensation among base salary and incentive compensation. The allocation is based on a combination of market considerations, the Company's financial performance and individual job performance. We then allocate a portion of the incentive compensation between the achievement of personal performance goals specific to the named executive officer and the achievement of company-wide performance goals. Although portions of our compensation program are performance based, we do not believe that our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company.

Role of Executive Officers in Compensation Decisions

        The Compensation Committee meets annually with the Chief Executive Officer to review the performance of the Company's other named executive officers. This meeting includes an in-depth review of the performance of each named executive officer. The Chief Executive Officer and the Human Resources Department assist the Compensation Committee in reviewing the performance of the other named executive officers, reviewing the relevant market compensation data and by making compensation recommendations based on these reviews to the Compensation Committee. The Compensation Committee then determines the compensation for the named executive officers, including exercising its discretion in modifying any recommendation. The Compensation Committee approves all compensation decisions for named executive officers.

        Certain members of the executive management team and other employees regularly attend portions of Compensation Committee meetings in order to provide information and recommendations to the Committee as requested, although the Committee meets in executive session with only Compensation Committee members present when it deems appropriate.

Targeted Overall Compensation

        Based on the foregoing objectives, the Compensation Committee has structured the Company's short-term and long-term incentive-based cash and non-cash compensation to motivate the named executive officers to achieve the business goals set by the Company and reward the named executive officers for achieving such goals. In prior years, the Committee has engaged Pearl Meyer & Partners, division of Clark Consulting ("Pearl Meyer"), a nationally recognized consulting firm, to provide specific information and recommendations for its compensation programs. The Compensation Committee did not retain a compensation consultant to advise it in connection with its determination of the compensation paid to the named executive officers in 2009, since there were no material changes in the compensation program from prior years. Instead, the Committee elected to use generally available data for 2009, including information from publicly available compensation presentations and publications.

        In making compensation decisions, the Compensation Committee compares each element of total compensation against a peer group of publicly-traded technology based companies (collectively, the "Compensation Peer Group"). The Compensation Peer Group historically consists of eight to twelve companies with customers, technologies and annual revenues comparable to the Company's. The companies which comprise the Compensation Peer Group include companies that generally recruit individuals to fill senior management positions who are similar in skills and background to those we recruit. Studies such as this cover in detail only those individuals for whom compensation information and job responsibilities are disclosed publicly. As a result, these studies typically include only the five most highly compensated officers at each company. Generally, this correlates to our Chief Executive Officer and the individuals who are presidents, executive vice presidents, senior vice presidents or the equivalent of the Company. In small companies, the loss of a senior executive can be particularly harmful. Therefore, in an effort to avoid informing the Peer Group companies where to look for staff we believe could be effective in their organizations, we choose not to identify the Peer Group companies by name

        The Peer Group data is used to provide an indication of market pay practices and to effectively provide data for subjective review and confirmation of the reasonableness of the compensation paid to the named executive officers. The Peer Group data also provides the Committee with valid information concerning market pay practices with respect to the pay mix among base salary, annual bonus and long-term incentives.

        In the case of our Chief Executive Officer, we use the median of the Peer Group for base salary guidelines and the 75th percentile point for total compensation when all incentive goals are met. We also consider total shareholder returns for the past one and three years, along with: (a) the performance of the Company over the eleven (11) years during which our Chief Executive Officer has held his position; and (b) the anticipated level of difficulty of replacing the Chief Executive Officer with someone of comparable experience and skill.

        As to the named executive officers, other than the Chief Executive Officer, the Human Resources Department gathers relevant market data and alternatives from the Peer Group and other sources. Such data is considered when making compensation decisions for the named executive officers. After consulting with and obtaining the approval of the Chief Executive Officer, the Human Resources Department makes a recommendation to the Compensation Committee for the short-term and long-term incentive-based cash and non-cash compensation for named executive officers. The Compensation Committee considers the recommendation, making such modifications to the recommendation as it deems appropriate, and then determines the compensation for the named executive officers.

        Based upon this analysis, the Compensation Committee approves the targeted overall compensation of our named executive officers as compared to the compensation paid to similar executives of companies in the technology sector. Variations to this targeted overall compensation may occur based on the experience level of the individual, market factors, Company financial results and individual goal attainment. Additional factors, such as specific job responsibilities, company size and geographic location, are considered to ensure an appropriate match.

        The Compensation Committee reviews information provided by the Chief Executive Officer and the Human Resources Department to determine the appropriate level and mix of incentive compensation taking into consideration past practice, the Company's Management Incentive Program ("MIP") and similar industry practices. Income from such incentive compensation is realized as a result of the performance of the Company or the individual, depending on the type of award, compared to established goals. Generally, 25% to 50% of the incentive compensation is tied to the achievement of personal performance goals and 50% to 75% is tied to the achievement of company-wide performance goals.

2009 Executive Compensation

        For year ended December 31, 2009, the principal components of compensation for our named executive officers were:

  •
  base salary;

  •
  performance based cash incentive;

  •
  long-term equity incentive compensation;

  •
  perquisites and other personal benefits; and

  •
  generally available benefit programs.

        Base Salaries.    We want to provide our named executive officers with a level of assured cash compensation in the form of base salary that is competitive with the general marketplace. As such, base salary ranges for named executive officers are determined for each named executive officer based on his or her position and responsibility by using market data. During our review of base salaries for named executive officers, we primarily consider the market data provided from our research and by our outside consultants, internal review of the executive's compensation, both individually and relative to other officers, and the individual performance of the executive.

        Salary levels are typically considered annually by the Compensation Committee as part of the performance review process as well as upon initial employment, or a promotion or other change in job responsibility. Merit increases to salaries of the named executive officers are based on the assessment of the individual's performance. The Compensation Committee reviewed the salaries for Mr. Jalbert and the other named executive officers in February of 2009 and determined that no increases were appropriate at that time.

        Performance Based Cash Incentive.    The Company maintains the Management Incentive Program ("MIP"). Under the MIP, specific performance goals are established annually and approved by the Compensation Committee for a threshold and target level of performance. The MIP provides for an annual cash incentive potential payout of an amount equal to between 0% and 120% of an individual's base salary as approved by the Compensation Committee. Under the MIP, our practice is to award annual cash incentive bonuses based upon the achievement of: (i) personal performance goals unique to the named executive officer; and (ii) company-wide performance goals. The targets for company-wide performance generally relate to the Company earnings before interest, taxes, depreciation and amortization ("EBITDA") and revenues, and reflect the Company's confidential strategic plans. For competitive reasons, these targets are not disclosed. For the named executive officers, 25% to 50% of the cash incentive payout is tied to the achievement of the personal performance goals and 50% to 75% is tied to the achievement of company-wide performance goals.

The performance goals for the named executive officers are typically established at the beginning of each calendar year.

        The MIP also provides for a partial payout in an amount equal to 50% of the maximum potential payout in the event the threshold level of performance is achieved, but the performance target was not met. Although financial performance goals are typically the primary consideration in determining cash bonuses, from time-to-time we have used and will use other objectives as well. The personal goals vary for each named executive officer depending on the particular function he or she performs within the Company and reflect the functional performance required to meet the Company's business strategies and financial targets. For 2009, the maximum cash potential payout, as percentage of base salary, for each named executive officer was as follows:

Named Executive Officer	Percentage of Base Salary
Michael E. Jalbert	120%
Massoud Safavi	80%
Jana Ahlfinger Bell	50%
Elaine Flud Rodriguez	50%
James S. Hoover	30%

        For 2009, the company-wide performance goals for our named executive officers were based on the achievement of goals related to revenue, and EBITDA. Individual goals of the named executive officers included such measures as inventory management, quality/warranty costs, new product introductions, cash management and cost reduction. We selected these goals because of their believed direct correlation with the interests of our stockholders. In 2009, neither the target nor the threshold levels of performance for revenue, EBITDA and inventory management were achieved. As a result, no performance based cash incentives were paid to the named executive officers for 2009 performance.

        Long-Term Incentive Equity Compensation.    We believe that equity ownership and equity awards encourage management to take actions favorable to the medium and long-term interests of the Company and its stockholders, and align their interests with the interests of the Company and its stockholders. We believe that including equity awards in the compensation program serves our longer term goals, including management retention, because the value of equity, whether in the form of stock options, stock appreciation rights, restricted stock or restricted stock units, is realized over several years. Accordingly, equity-based compensation constitutes a significant portion of the overall compensation for the named executive officers.

        In establishing equity award levels, we generally also consider the prior equity awards that are vested and unvested. We take into consideration the exercise price of those equity awards. It is our belief that competitors who might attempt to hire away our employees would consider the prior awards, both vested and unvested, as well as the exercise price of such awards. Accordingly, to remain competitive, we take this factor into consideration. As a result, we subjectively consider equity ownership in our establishment of overall targeted compensation as discussed above.

        Historically, the primary form of equity compensation that we awarded consisted of stock options. During 2007, we reviewed various long-term incentive vehicles with a view to ensuring competitive, cost efficient and effective long-term incentives ("LTI") for our employees. The review concluded that the most cost-effective LTI vehicles to add to our plan would be stock settled appreciation rights ("SSAR") and restricted stock units ("RSU"), and that some combination of our LTI vehicles would provide the desired employee motivation and retention properties.

        With the exception of significant events, promotions or new hires, the Compensation Committee generally makes equity awards at the beginning of each year once financial results for the prior year become available. This timing was selected because it enables us to consider prior year performance by the Company and our expectations for the current year. Awards are made as early as practicable in the year in order to maximize the time-period for the incentives associated with the awards. Newly hired or promoted employees, including executive officers generally receive their LTI grants at the next regularly scheduled Compensation Committee meeting subsequent to their hire or promotion date, as the case may be. On occasion, the Compensation Committee has also granted equity to employees, including certain of the named executive officers, in recognition of their efforts toward the achievement of a significant goal.

        LTI awards granted by the Compensation Committee to named executive officers and employees are typically "time based." In order for the LTI to be earned, the recipient must remain employed by the Company or one of its subsidiaries, for a specified period of time following the grant date. Generally, LTI awards granted under the 2005 Plan are earned ratably over a four-year period. LTI awards are granted, and the exercise price for stock options is set, on the date the Compensation Committee approves the grant.

        On limited occasions, the Compensation Committee has also used "performance based" restricted stock grants for long-term incentive equity compensation. In 2005, 100,000 shares of restricted stock were awarded to our Chief Executive Officer under the 2005 Plan, which shares were "performance based," with vesting tied to the achievement of certain financial targets by the end of 2008. In 2007, we made another grant of restricted stock to our Chief Executive Officer under the 2005 Plan in the amount of 20,000 shares which was also "performance based" using the same criteria as that used for the 2005 grant. The performance targets for these performance-based restricted stock grants were not achieved based on the Company's performance in 2008, and, accordingly, no vesting occurred and these shares were forfeited.

        Perquisites and Other Personal Benefits.    The Company provides named executive officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

        Historically, certain of the named executive officers were provided annual medical physical examinations, tax preparation assistance and club memberships. During 2009, the Company discontinued such perquisites, except that the Company did reimburse the Chief Executive Officer for the cost of his annual medical examination and for his tax preparation fees, and, beginning January 2010, the Company will provide for the Chief Executive Officer's corporate club membership.

        Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2009, are included in column (i) of the "Summary Compensation Table" on page 17 and the associated footnotes.

        The Company has entered into Employment Agreements with certain key employees, including certain of the named executive officers. The Employment Agreements are designed to promote stability and continuity of senior management. A summary of the material terms of such agreements for the named executive officers is provided under the heading "Named Executive Officers' Employment Agreements" on page 18. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading "Potential Payments Upon Termination or Change of Control" on page 23.

        Retirement Benefits under the 401(k) Plan, Executive Perquisites and Generally Available Benefit Programs.    The Company maintains a tax-qualified 401(k) Plan which provides for broad-based employee participation. Effective January 1, 2009, due to the economic conditions in place in the first quarter of fiscal 2009, the Company suspended matching contributions to the 401(k) Plan for all employees.

        The Company does not provide defined benefit pension plans or defined contribution retirement plans to its executives or other employees other than the 401(k) Plan.

        The Company also offers a number of other benefits to the named executive officers pursuant to benefit programs that provide for broad-based employee participation. These benefits programs include the medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, wellness programs and certain other benefits.

        The 401(k) Plan and other generally available benefit programs allow the Company to remain competitive for employee talent, and the Company believes that the availability of the benefit programs generally enhances employee productivity and engagement. The main objectives of the Company's benefit programs are to give our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving retirement financial goals and enhanced health and productivity.

Tax Deductibility of Executive Officer Compensation

        Internal Revenue Code Section 162(m) precludes a public corporation from taking a deduction for compensation in excess of $1 million for its Chief Executive Officer or any of its four other highest paid executive officers, unless certain specific and detailed criteria are satisfied. The Compensation Committee will continue to carefully consider the impact of Internal Revenue Code Section 162(m) in determining the appropriate pay mix and compensation levels for the named executive officers.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

  THE COMPENSATION COMMITTEE
  Thomas R. Thomsen,   Chairman
  Robert L. Barnett
  Edward H. Bersoff
  Veronica A. Haggart

SUMMARY COMPENSATION TABLE

        The table below summarizes the total compensation paid or earned for the fiscal years ended December 31, 2009 and December 31, 2008, by our "named executive officers." The Summary Compensation Table below includes values for contingent compensation, such as unvested and/or unpaid stock awards and unexercised stock options calculated according to SEC rules and does not represent current values which may be substantially lower due to declines in the value of our common stock. The named executive officers may never realize the value of certain items included under the column headed "Total" (as is the case in recent years), or the amounts realized may differ materially from the amount listed in the Summary Compensation Table and related footnotes. In addition, equity compensation is reported in several different tables in this Form 10-K/A. For that reason, investors should take care to not "double count" equity awards.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary $(1)	Bonus $	Stock Awards $(2)	Option Awards $(3)	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $(4)	Total $
Michael E. Jalbert(5)	2009	376,125	—	60,000	34,974	—	—	17,894	488,993
Chairman and Chief Executive Officer	2008	441,346	—	178,000	—	—	—	31,235	650,581
Jana A. Bell(6)	2009	242,635	—	35,000	21,859	—	—	—	299,493
Executive Vice President and Chief Financial Officer	2008	263,167	—	178,000	—	—	—	14,393	455,560
Massoud Safavi(7)	2009	304,250	—	40,000	21,859	—	—	127,406	493,515
Former Chief Operating Officer	2008	331,042	—	168,000	—	—	—	82,752	581,794
Elaine Flud Rodriguez(8)	2009	197,138	—	25,000	8,743	—	—	—	246,478
Senior Vice President, General Counsel and Secretary	2008	167,615	—	90,000	—	—	—	—	184,550
James S. Hoover(9)	2009	169,183	20,000	—	8,743	—	—	—	229,167
Vice President Corporate Controller	2008	171,250	—	7,387	10,200	—	—	—	186,108

(1)
Two extra weeks of base salary were paid in 2008 to all named executive officers, with the exception of Mr. Safavi, in order to align the payroll cycles within the Company. Accordingly, salary paid in 2009 for all named executive officers, with the exception of Mr. Safavi, was two weeks less than the base salary. Also, effective May 1, 2009, Mr. Jalbert agreed to a voluntary and temporary salary decrease of 15%, and Ms. Bell, Mr. Safavi and Ms. Rodriguez agreed to a voluntary and temporary salary decrease of 10%. On January 10, 2010, those temporary salary reductions were rescinded by the Compensation Committee, and the amounts previously foregone were reimbursed to each such officer.

(2)
Amounts included in this column for 2009 represent the aggregate grant date fair value of awards of stock, restricted stock and restricted stock units computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718 ("ASC Topic 718"). Amounts for 2008 have been recomputed under the same methodology in accordance with SEC rules. For assumptions used in determining these values, see footnotes 1 and 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture.

(3)
Amounts included in this column represent the aggregate grant date fair value of awards of stock options and stock settled appreciation rights ("SSARs") computed in accordance with ASC Topic 718. Amounts for 2008 have been recomputed under the same methodology in accordance with SEC rules. For assumptions used in determining these values, see footnotes 1 and 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture.

(4)
"All other compensation" includes the following:

  •
  Our matching contributions to each named executive officer's 401(k) retirement account in 2008, as follows: Michael E. Jalbert—$5,394; Jana A. Bell—$6,943; and Massoud Safavi—$7,500. The Company suspended matching contributions to the 401(k) Plan for all employees effective January 1, 2009.

  •
  Life insurance premiums paid by the Company for Michael E. Jalbert in the amount of $4,895 in each of 2009 and 2008.

  •
  Grossed-up relocation expenses in the amount of $126,656 and $56,425 in 2009 and 2008, respectively, paid to Massoud Safavi in connection with his relocation to Texas.

  •
  Our contributions toward executive medical examinations, financial and tax planning, club memberships, and other cash compensation. The values of these personal benefits are based on the incremental aggregate cost to us and are not individually quantified because none of them individually exceeded the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for each named officer.

(5)
Mr. Jalbert's base salary in 2008 and 2009 was $425,000.

(6)
Ms. Bell's base salary from January to July 2008 was $239,500. In July 2008, Ms. Bell received a base salary increase to $275,000.

(7)
Mr. Safavi's base salary in 2008 and 2009 was $325,000. The additional $6,042 in 2008 represents a vacation payout granted when Mr. Safavi's payroll transferred from 3e Technologies International, Inc. to E.F. Johnson Company. Mr. Safavi resigned from the Company on January 5, 2010. All previously granted stock options, SSARs and unvested RSU awards were forfeited upon his resignation.

(8)
Ms. Rodriguez joined the Company in March 2008 as Senior Vice President & General Counsel, and her annual base salary was $210,000. In August 2008, Ms. Rodriguez's base salary increased to $215,000.

(9)
Mr. Hoover's base salary in 2008 was $160,000 from January to July 2008. In August 2008, Mr. Hoover's base salary increased to $175,500.

NAMED EXECUTIVE OFFICERS' EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with Mr. Jalbert, Ms. Bell and Ms. Rodriguez. The Company also had an employment agreement with Mr. Safavi, which agreement terminated upon his resignation from the Company effective January 5, 2010. An overview of the material terms of such employment agreements is discussed in this section; whereas, a discussion of payments upon termination or change in control for each named executive officer is provided under the heading "Potential Payments Upon Termination or Change of Control" on page 23.

Michael E. Jalbert

        On October 15, 2002, we entered into an Employment Agreement (the "Jalbert Agreement") with Michael E. Jalbert, our Chairman of the Board, President and Chief Executive Officer, for a term beginning on October 15, 2002, and ending October 14, 2004. In accordance with its terms, the Jalbert Agreement automatically renewed for two consecutive two-year periods ending October 14, 2008. On October 14, 2008, the parties agreed to an extension of the Jalbert Agreement through October 31, 2008, while they negotiated a new employment agreement, and on October 31, 2008, the parties agreed to a further extension of the Jalbert Agreement through November 15, 2008. On November 6, 2008, the parties entered into an Amended and Restated Employment Agreement effective as of November 1, 2008 (the "Amended Jalbert Agreement").

        Under the terms of the Jalbert Agreement, Mr. Jalbert received an initial annual base salary of $310,000 with a bonus potential of up to 50% of Mr. Jalbert's salary if the Company met or exceeded annual objectives, subject to Board approval. According to the Jalbert Agreement, Mr. Jalbert's bonus could have been granted in restricted common stock or stock options in accordance with the Company's 1996 Stock incentive Plan. Mr. Jalbert's base salary and bonus potential increased over the term of the Jalbert Agreement by action of the Compensation Committee. The Jalbert Agreement further provided that if Mr. Jalbert was employed by the Company on October 14, 2008, his employment would terminate, and he would be eligible for certain retirement benefits including employee group and disability insurance, office space and administrative support.

        The Amended Jalbert Agreement has a term which began on November 1, 2008, and ends on December 31, 2010 (the "Normal Retirement Date"), unless earlier terminated in accordance with the agreement. Under the terms of the Amended Jalbert Agreement, Mr. Jalbert would have been entitled to receive a $500,000 incentive bonus (the "Succession Bonus") in the event (i) Mr. Jalbert's successor as CEO was elected by the Board of Directors prior to March 31, 2010; (ii) Mr. Jalbert resigns from the Board within six months following his successor's election as CEO or by December 31, 2010, whichever is earlier; and (iii) Mr. Jalbert actively and materially cooperated with the Board in the recruitment and selection of his successor. The Board did not elect a successor to Mr. Jalbert by the March 31, 2010 deadline.

        The Amended Jalbert Agreement provides for an annual base salary of $425,000. Effective May 1, 2009, Mr. Jalbert agreed to a voluntary and temporary salary decrease of 15%. On January 10, 2010, the temporary salary reduction was rescinded by the Compensation Committee, and the amounts previously foregone were reimbursed to Mr. Jalbert. The Amended Jalbert Agreement additionally provides for eligibility to participate in the Company's Management Incentive Program with the opportunity to receive up to 120% of Mr. Jalbert's base salary in annual bonus compensation. Mr. Jalbert will also be able to receive long-term awards in accordance with the 2005 Omnibus Incentive Compensation Plan up to 100% of his annual base salary at the discretion of the Compensation Committee of the Board. The Amended Jalbert Agreement further provides that if Mr. Jalbert is employed by us on the Normal Retirement Date, Mr. Jalbert will be deemed to have voluntarily terminated his employment relationship with the Company, and he shall be eligible for certain retirement benefits more fully described on page 24.

Jana Ahlfinger Bell

        On February 1, 2005, we entered into an Employment Agreement (the "Bell Agreement") with Jana Ahlfinger Bell. Ms. Bell was hired as the Company's Vice President of Special Projects. On March 15, 2005, the Company appointed Ms. Bell as the Company's Chief Financial Officer. The Bell Agreement provides for an initial annual base salary of $210,000, and eligibility to participate in the MIP, which allows her an opportunity to earn an amount equal to a maximum of 40% of her base salary, assuming the Company and Employee meet certain targets. Ms. Bell's base salary and MIP potential has increased since the effective date of the Bell Agreement by action of the Compensation Committee. Effective May 1, 2009, Ms. Bell agreed to a voluntary and temporary salary decrease of 10%. On January 10, 2010, the temporary salary reduction was rescinded by the Compensation Committee, and the amounts previously foregone were reimbursed to Ms. Bell. The Bell Agreement further provided for a grant to Ms. Bell of an option to purchase 50,000 shares of the Company's common stock upon execution of the Bell Agreement, and an additional option to purchase 50,000 shares of the Company's common stock on the one-year anniversary of the effective date of the Bell Agreement, subject to approval by the Board. The Bell Agreement contains confidentiality and non-compete obligations prohibiting her from competing with us for a period of one year following termination. On December 4, 2008, we entered into an Amendment to the Bell Agreement to bring the agreement into compliance with Section 409A of the Internal Revenue Service Code of 1986 as amended (the "Code"). The Amendment provides that, under certain circumstances, payment of certain severance benefits will be delayed for a period of six (6) months following the date of termination of employment, as more fully discussed on page 26.

Elaine Flud Rodriguez

        On March 18, 2008, we entered into an Employment Agreement with Elaine Flud Rodriguez (the "Rodriguez Agreement") whereby Ms. Rodriguez was appointed as the Senior Vice President and General Counsel of the Company. The Rodriguez Agreement provides for an initial annual base salary of $210,000, and eligibility to participate in the MIP, which allows her an opportunity to earn an amount equal to a maximum of 50% of her base salary, assuming the Company and Employee meet certain targets. Ms. Rodriguez's base salary has increased since the effective date of the Rodriguez Agreement by action of the Compensation Committee. Effective May 1, 2009, Ms. Rodriguez agreed to a voluntary and temporary salary decrease of 10%. On January 10, 2010, the temporary salary reduction was rescinded by the Compensation Committee, and the amounts previously foregone were reimbursed to Ms. Rodriguez. The Rodriguez Agreement further provided for a grant to Ms. Rodriguez of 75,000 Restricted Share Units (RSU) under the provisions of the 2005 Omnibus Incentive Compensation Plan. These units will vest over four years with one-fourth of the units vesting at the end of the first year and then yearly thereafter. The Rodriguez Agreement contains confidentiality and non-compete obligations prohibiting her from competing with us for a period of one year following termination. On December 4, 2008, we entered into an Amendment to the Rodriguez Agreement to bring the agreement into compliance with Section 409A of the Code. The Amendment provides that, under certain circumstances, payment of certain severance benefits will be delayed for a period of six (6) months following the date of termination of employment, as more fully discussed on page 28.

Massoud Safavi

        On November 15, 2007, we entered into an Employment Agreement with Massoud Safavi (the "Safavi Agreement") whereby Mr. Safavi was appointed as the Chief Operating Officer of the Company. The Safavi Agreement superseded a prior agreement between the parties entered into on October 1, 2006, when Mr. Safavi began his previous position as President and COO of the Company's Secured Wireless Segment. Pursuant to the Safavi Agreement, the Company agreed to pay Mr. Safavi an annual salary of $325,000. Effective May 1, 2009, Mr. Safavi agreed to a voluntary and temporary salary decrease of 10%. The Safavi Agreement additionally provided for eligibility to participate in the MIP, which would allow him an opportunity to earn an amount equal to a maximum of 80% of his base salary if the Company and Employee met certain targets. The Safavi Agreement further provided for the reimbursement of relocation expenses in an amount up to $200,000, and the grant of 100,000 restricted stock units, subject to Board approval. The Safavi Agreement contained confidentiality and non-compete obligations prohibiting him from competing with us for a period of one year following termination. On December 4, 2008, we entered into an Amendment to the Safavi Agreement to bring the agreement into compliance with Section 409A of the Code. The Amendment provided that, under certain circumstances, payment of certain severance benefits would be delayed for a period of six (6) months following the date of termination of employment, as more fully discussed on page 27.

        Also, on December 4, 2008, we entered into a new Relocation Policy with Mr. Safavi which provided that Mr. Safavi would receive reimbursement of relocation expenses incurred during 2009 in connection with his relocation from the Washington, D.C. area to Dallas, Texas in an amount up to $143,575.35 (including any "gross-up amounts" applied to offset income tax liabilities on reimbursement relocation expenses). Such amount represented the difference between amounts already reimbursed to Mr. Safavi pursuant to the Safavi Agreement and $200,000 (the maximum amount to be reimbursed under that prior policy).

        On January 5, 2010, Mr. Safavi provided his resignation to the Company effective as of January 5, 2010. Pursuant to the terms of a separation agreement between Mr. Safavi and the Company, Mr. Safavi will receive separation pay in the amount of $216,666.66, which amount is equal to eight (8) months' base salary, to be paid in accordance with the Company's normal payroll procedures over a period of eight (8) months following his resignation. In the event Mr. Safavi finds full time employment before the end of the eight month period, the Company's obligation to pay the separation pay will cease. In addition, Mr. Safavi will receive health insurance at least equal to the benefits provided to active employees of the Company for twelve months.

 GRANTS OF PLAN-BASED AWARDS

        The following table sets forth certain information with respect to each grant of an award to the named executive officers during the fiscal year ended December 31, 2009, pursuant to the 2005 Plan and the MIP.

								All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards						Grant Date Fair Value of Stock and Option Awards ($)(5)
										Exercise or Base Price of Option Awards ($ / Sh)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael E. Jalbert		212,500	425,000	510,000
	2/23/2009							57,971	40,000	1.035	94,974
Jana Ahlfinger Bell		68,750	137,500	137,500
	2/23/2009							33,816	25,000	1.035	56,859
Massoud Safavi		130,000	260,000	260,000
	2/23/2009							38,647	25,000	1.035	61,859
Elaine Flud Rodriguez		53,750	107,500	107,500
	2/23/2009							24,155	10,000	1.035	33,743
James S. Hoover		26,325	52,650	52,650
	2/23/2009							—	10,000	1.035	8,743

(1)
The amounts assume each of the named executive officers earned 100% of his/her personal performance measure under the MIP program. Actual payouts of these awards for 2009 are shown in the "Summary Compensation Table" on page 17. The threshold levels represent the bonus amounts payable if the minimum performance requirements are met for each performance measure.

(2)
This column shows the number of shares of fully vested stock that were granted in 2009 to the named executive officers in lieu of a cash incentive bonus for 2008 under the Company's management incentive program.

(3)
This column shows the number of stock appreciation rights granted in 2009 to the named executive officers. Each of these grants will vest 25% for each of the next four anniversary dates of the grant and will expire on the fifth-year anniversary of the grant date.

(4)
The exercise price of the stock appreciation rights granted in 2009 is equal to the mean of the high and low sales price of the common stock as reported by The NASDAQ Global Select Market® on the date the award was approved by the Compensation Committee.

(5)
The grant date fair value is the value of awards granted in 2009 computed in accordance with ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table includes certain information with respect to the value of all unexercised options and unvested restricted stock previously awarded to the named executive officers that was outstanding at December 31, 2009.

	Option Awards							Stock Awards
Name	Exercisable Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Michael E. Jalbert	10,000		—		—	0.51	1/28/2012	—	—
	30,000		—		—	1.70	1/27/2013	—	—
	125,000	(3)	—	(3)	—	7.10	4/28/2014	—	—
	40,000		10,000	(3)	—	8.46	2/15/2015	—	—
	—		40,000	(6)	—	1.035	2/26/2014	—	—
	—		—		—	—	—	75,000	133,500
Jana Ahlfinger Bell	70,000		30,000	(4)	—	9.10	2/1/2015	—	—
	4,313		1,437	(5)	—	6.64	7/26/2016	—	—
	—		25,000	(6)	—	1.035	2/26/2014	—	—
	—		—		—	—	—	75,000	133,500
Massoud Safavi(7)	75,000		25,000	(5)	—	7.39	10/1/2013	—	—
	42,039		42,038	(5)	—	6.15	2/15/2014	—	—
	7,962		7,961	(5)	—	6.15	2/15/2014	—	—
	—		25,000	(6)	—	1.035	2/26/2014	—	—
	—		—		—	—	—	75,000	126,000
James S Hoover	3,750		1,250	(5)	—	7.88	10/25/2013	—	—
	2,500		2,500	(5)	—	6.15	2/15/2014	—	—
	—		10,000	(5)	—	1.035	2/26/2014	—	—
	625		1,875	(6)	—	1.78	7/30/2013	—	3,338
	1,250		3,750	(6)	—	1.78	7/30/2013	—	6,675
	—		—		—	—	—	1,875	3,338
	—		—		—	—	—	1,237	2,202
Elaine Flud Rodriguez	—		—		—	—	—	56,250	67,500
	—		10,000	(6)	—	1.035	2/26/2014	—	—

(1)
Restricted stock units granted pursuant to the 2005 Plan and which vest 25% per year on each anniversary of the grant date of each restricted stock unit.

(2)
Market Value based on the closing price of the Company's stock on December 31, 2009 as reported on the NASDAQ Global Market System

(3)
The stock options were granted pursuant to the 1996 Stock Incentive Plan and vest 20% per year on each anniversary of the grant date of each stock option.

(4)
The stock options were granted February 1, 2005, and vest in accordance with the following schedule: 10% on the first anniversary date of the grant, 20% on each of the next four anniversary dates, and the remaining 10% on the sixth anniversary date of the grant.

(5)
The stock options were granted pursuant to the 2005 Plan and vest 25% per year on each anniversary of the grant date of each stock option.

(6)
The stock appreciation rights were granted pursuant to the 2005 Plan and vest 20% per year on each anniversary of the grant date of each stock appreciation right.

(7)
Mr. Safavi resigned from the Company on January 5, 2010. All previously granted stock options, SSARs and unvested RSU awards were forfeited upon his resignation.

OPTION EXERCISES AND STOCK VESTED TABLE

        The following table shows all stock awards vested and value realized upon vesting, by the named executive officers during the year ended December 31, 2009. There were no stock options exercised and, consequently, no value realized upon exercise by the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Exercise ($)(1)
Michael E. Jalbert	—	—	145,471	136,125
Jana Ahlfinger Bell	—	—	58,816	52,735
Massoud Safavi	—	—	63,647	71,125
James S. Hoover	—	—	1,038	721
Elaine Flud Rodriguez	—	—	42,905	39,344

(1)
Reflects the aggregate value realized upon the vesting of an award of restricted stock in 2009. The value realized is calculated by multiplying the number of shares which vested by the closing price of our Common Stock on the vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

        Potential payments upon termination or a change of control vary with each named executive officer depending on the terms set forth in their employment agreement. The discussion of the material terms of the named executive officers' employment agreements is provided under the heading "Named Executive Officers' Employment Agreements" on page 18. The narrative description and tables below reflect the amount of compensation paid to each of the named executive officers of the Company in the event of termination of such executive's employment under the circumstances described. The amounts shown assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would have been paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive's separation from the Company.

Michael E. Jalbert

        Retirement Benefits.    Upon retirement at the Normal Retirement Date pursuant to the Amended Jalbert Agreement, Mr. Jalbert shall: (i) receive payment for the full amount of his accrued but unused vacation; (ii) be given the computer which belongs to the Company but which Mr. Jalbert is then utilizing as Chairman; (iii) receive health and dental benefits for himself and his dependents for three (3) years following his retirement; (iv) be reimbursed for life insurance premiums for a $1.0 million dollar life insurance policy for three (3) years following his retirement; and (v) receive office space made available by the Company and administrative support for one year. In addition, Mr. Jalbert shall receive accelerated vesting of all outstanding long-term compensation awards. If, at the time of Mr. Jalbert's Normal Retirement Date or during the period for which the previously described retirement benefits are provided, Mr. Jalbert enters into a full-time employment relationship with any entity that is unrelated to the Company, then the Company may immediately terminate any retirement benefits described in (iii) and (iv), provided that such other employer provides comparable health, dental and/or life insurance coverage or Mr. Jalbert becomes eligible for Medicare benefits.

        Potential Payment upon Termination After a Change of Control.    If, following a change in control, Mr. Jalbert's employment is terminated, or if there is a material diminishment in Mr. Jalbert's position, duties or responsibilities, he will be entitled to: (i) a lump sum severance payment in an amount equal to that portion of his base salary that would have been paid had his employment continued for the remaining term of the Amended Jalbert Agreement; (ii) a $500,000 transaction bonus; (iii) accelerated vesting of all outstanding long-term compensation awards; (iv) continued coverage for himself and his dependents under the Company's employee health and dental plan; and (v) maintenance of the $1.0 million term-life insurance policy. The severance payment and bonus, if any, shall be paid to Mr. Jalbert within thirty (30) days following the earliest to occur of: 1) the 6-month anniversary of Mr. Jalbert's separation from service for reasons other than death; or 2) Mr. Jalbert's death.

        A "change in control" is defined in the Amended Jalbert Agreement as meaning: (i) the date that any one person, or more than one person acting as a group, acquired ownership of stock of the Company that, together with stock held by such person or group, constitutes more than fifty (50%) of the total fair market value or total voting power of the stock of the Company; (ii) the date that individuals who constitute the Board (the "Incumbent Board") cease for any reason during a twelve-month period to constitute at least a majority of the Board; provided however, that any individual becoming a director subsequent to the effective date of the Amended Jalbert Agreement whose election, or nomination for election by the Company's shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; or (iii) the date that any one person, or more than one person acting as a group (as determined below), acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to substantially all of the assets of the Company immediately prior to such acquisition or acquisitions. For this purpose, "gross fair market value" means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

        Termination of Employment.    In the event Mr. Jalbert's employment is terminated by the Company without "good cause" (as such term is defined in the Amended Jalbert Agreement), he will be entitled to receive (i) a lump sum severance payment in an amount equal to the greater of his base salary for one year or his base salary for the remaining term of the Employment Agreement; (ii) the performance based annual incentive bonus and long-term incentive award to which he would be entitled based on performance for the period worked; (iii) accelerated vesting of all outstanding long-term compensation awards; (iv) continued coverage for himself and his dependents under the Company's employee health and dental insurance plan; and (iv) maintenance of the $1.0 million term-life insurance policy.

Benefit	Retirement	Death		Disability		Termination for Good Cause	Termination without Good Cause by Company Other Than Retirement, Death or Disability		Involuntary Termination Following a Change of Control
Cash Severance	—		$(1)		$(1)	—		$(1)		$(2)
Acceleration of Equity Awards:
Stock Options(3)	—	—		—		—	—		$—
Restricted Stock(4)	$83,250	$—		$—		—	$83,250		$83,250
Health Benefits	$23,323	—		$23,323		—	$23,323		$23,323
Life Insurance	$14,685	$1,000,000		$14,685		—	$14,685		$14,685
Office and Admin. Support	$18,500	—		—		—	—		—

Total	$62,594	$1,083,750		$127,844		—	$127,844		$127,844

(1)
Company shall pay a lump sum severance payment equal to the greater of (i) Mr. Jalbert's base salary (at the time of termination) for one (1) year, or (ii) his base salary (at the time of termination) for the remaining term of this agreement.

(2)
Company shall pay a: (i) a lump sum severance payment in an amount equal to that portion of his base salary that would have been paid had his employment continued for the remaining term of the Amended Jalbert Agreement; and (ii) a $500,000 transaction bonus.

(3)
Reflects the excess of the fair market value of the underlying shares as of December 31, 2009, over the exercise price of all unvested options, the vesting of which accelerates in connection with the specified event.

(4)
Reflects the fair market value as of December 31, 2009, of restricted stock, the vesting of which accelerates in connection with the specified event.

Jana Ahlfinger Bell

        Change of Control.    Pursuant to the Bell Agreement, in the event of termination of Ms. Bell's employment after a change in control, as defined in such agreement, then the following shall apply: (i) all of Ms. Bell's unvested options shall vest immediately; and (ii) we shall pay Ms. Bell a lump sum severance payment equal to one year of base salary. A change in control is defined in the agreement as a change in the ownership of the Company or a sale, assignment or transfer of all or substantially all of its assets.

        Termination of Employment.    If the Company terminates Ms. Bell's employment for cause, Ms. Bell shall not be entitled to any further benefits from the Company. In the event the Company terminates Ms. Bell's employment for reasons other than for cause, Ms. Bell shall be entitled to the payment of an amount equal to one year of her then base salary.

Benefits	Termination without Cause by Company	Involuntary Termination Following a Change of Control
Cash Severance	$275,000	$275,000
Stock Options(1)	—	—

Total	$275,000	$275,000

(1)
Reflects the excess of the fair market value of the underlying shares as of December 31, 2009, over the exercise price of all unvested options, the vesting of which accelerates in connection with the specified event. As of December 31, 2009, the exercise price exceeded the fair market value of the underlying shares.

        The December 4, 2008 amendment to the Bell Agreement provided that any amounts payable to Ms. Bell upon termination of employment shall be paid, upon receipt of any required release, in a lump sum payment on the 60th day following her termination of employment. In the event, however, that Ms. Bell is deemed to be a "specified employee," as defined in §1.409A-1(i) of the Final Regulations under Section 409A of the Code, as amended, then the payment of some or all of such payments may be delayed until six (6) months following the date of separation from service (or, if earlier, the date of death), provided such six (6) month delay is required for all or such part of the payment by Code Section 409A.

        Death or Disability.    In the case of death or disability, Ms. Bell would receive the standard benefits offered to all full-time employees. For death, Ms. Bell would receive one time her annual salary, her spouse would receive $10,000 in life insurance and each of her children would receive $5,000 of life insurance after six months of age. In the case of death or disability, the Company offers both Short Term and Long Term Disability insurance which is optional and employee-paid. Short Term Disability covers the first six months of an injury or illness while Long Term Disability provides income to the age of 65.

Massoud Safavi

        On January 5, 2010, Mr. Safavi provided his resignation to the Company effective as of January 5, 2010. Pursuant to the terms of a separation agreement between Mr. Safavi and the Company, Mr. Safavi will receive separation pay in the amount of $216,666.66, which amount is equal to eight (8) months' base salary, to be paid in accordance with the Company's normal payroll procedures over a period of eight (8) months following his resignation. In the event Mr. Safavi finds full time employment before the end of the eight month period, the Company's obligation to pay the separation pay will cease. In addition, Mr. Safavi will receive health insurance at least equal to the benefits provided to active employees of the Company for twelve months.

        If Mr. Safavi were still with the Company, the following terms of his employment agreement would have applied in the event of a termination or change of control:

        Change of Control.    Pursuant to the Safavi Agreement, in the event of termination of Mr. Safavi's employment after a change in control, as defined in such agreement, then the following would have applied: (i) all of Mr. Safavi's unvested long term incentives would have vested immediately; (ii) we would have paid Mr. Safavi a lump sum severance payment equal to two years of base salary; (iii) we would have paid Mr. Safavi a lump sum payment in lieu of medical benefits equal to the Company's

COBRA contribution for one year; and (iv) consideration would have been given to a transaction bonus if deemed appropriate by the Board of Directors of the Company.

        Termination of Employment.    If the Company terminated Mr. Safavi's employment for cause, Mr. Safavi would not have been entitled to any further benefits from the Company. In the event the Company terminated Mr. Safavi's employment for reasons other than for cause, Mr. Safavi would have been entitled to the payment of an amount equal to one year of his then base salary and the continuation of medical benefits for one year.

Benefits	Termination without Cause by Company	Involuntary Termination Following a Change of Control
Cash Severance	$325,000	$650,000
Stock Options(1)	—	—
Lump Sum Payment in Lieu of COBRA		$11,427
Medical Benefits	$11,427

Total	$336,427	$661,427

(1)
Reflects the excess of the fair market value of the underlying shares as of December 31, 2009, over the exercise price of all unvested options, the vesting of which accelerates in connection with the specified event. As of December 31, 2009, the exercise price exceeded the fair market value of the underlying shares.

        The December 4, 2008 amendment to the Safavi Agreement provided that any amounts payable to Mr. Safavi upon termination of employment would be paid, upon receipt of any required release, in a lump sum payment on the 60th day following his termination of employment. In the event, however, that Mr. Safavi was deemed to be a "specified employee," as defined in §1.409A-1(i) of the Final Regulations under Section 409A of the Code, as amended, then the payment of some or all of such payments could have been delayed until six (6) months following the date of separation from service (or, if earlier, the date of death), provided such six (6) month delay was required for all or such part of the payment by Code Section 409A.

        Death or Disability.    In the case of death or disability, Mr. Safavi would have received the standard benefits offered to all full-time employees. For death, Mr. Safavi would have received one time his annual salary, his spouse would have received $10,000 in life insurance and each of his children would have received $5,000 of life insurance after six months of age. In the case of death or disability, the Company offers both Short Term and Long Term Disability insurance which is optional and employee-paid. Short Term Disability covers the first six months of an injury or illness while Long Term Disability provides income to the age of 65.

Elaine Flud Rodriguez

        Change of Control.    If, following a change in control (as defined in the Rodriguez Agreement), Ms. Rodriguez's employment is terminated, or if there is a material diminishment in her position, duties or responsibilitites, then the following shall apply: (i) we shall pay Ms. Rodriguez a lump sum severance payment equal to one year of base salary; (ii) all of Ms. Rodriguez's unvested long term incentives shall vest immediately; and (iii) Ms. Rodriguez shall be entitled to continue medical benefits at the same premium rates paid by active employees of the Company for one year following such termination.

        Termination of Employment.    If the Company terminates Ms. Rodriguez's employment for cause, Ms. Rodriguez shall not be entitled to any further benefits from the Company. In the event the Company terminates Ms. Rodriguez's employment for reasons other than for cause, Ms. Rodriguez shall be entitled to the payment of an amount equal to one year of her then base salary and the continuation of medical benefits for one year.

Benefits	Termination without Cause by Company	Involuntary Termination Following a Change of Control
Cash Severance	$215,000	$215,000

Total	$215,000	$215,000

        The December 4, 2008 amendment to the Rodriguez Agreement provided that any amounts payable to Ms. Rodriguez upon termination of employment shall be paid, upon receipt of any required release, in a lump sum payment on the 60th day following her termination of employment. In the event, however, that Ms. Rodriguez is deemed to be a "specified employee," as defined in §1.409A-1(i) of the Final Regulations under Section 409A of the Code, as amended, then the payment of some or all of such payments may be delayed until six (6) months following the date of separation from service (or, if earlier, the date of death), provided such six (6) month delay is required for all or such part of the payment by Code Section 409A.

        Death or Disability.    In the case of death or disability, Ms. Rodriguez would receive the standard benefits offered to all full-time employees. For death, Ms. Rodriguez would receive one time her annual salary, her spouse, if any, would receive $10,000 in life insurance and each of her children would receive $5,000 of life insurance after six months of age. In the case of death or disability, the Company offers both Short Term and Long Term Disability insurance which is optional and employee-paid. Short Term Disability covers the first six months of an injury or illness while Long Term Disability provides income to the age of 65.

James S. Hoover

        Termination of Employment.    Mr. Hoover has no employment agreement with the Company. As of December 31, 2008, in the event of his termination without cause, the Company's current severance policy for executives would provide Mr. Hoover a lump sum payment equal to six weeks of his base salary, or approximately $20,250. In addition to the lump sum severance payment, Mr. Hoover is entitled to a pro-rata share of incentive award payments, outplacement services up to a maximum of $9,000 to be provided during the 12 weeks after the employee is separated, and continuation of medical and dental benefits at employee rates through the end of the month during which Mr. Hoover last receives any portion of his base salary. Payment of all severance benefits is expressly conditioned upon the eligible employee signing a release of all claims against the Company.

        Death or Disability.    In the case of death or disability, Mr. Hoover would receive the standard benefits offered to all full-time employees. For death, Mr. Hoover would receive one time his annual salary, his spouse would receive $10,000 in life insurance and each of his children would receive $5,000 of life insurance after six months of age. In the case of death or disability, the Company offers both Short Term and Long Term Disability insurance which is optional and employee-paid. Short Term Disability covers the first six months of an injury or illness while Long Term Disability provides income to the age of 65.

 DIRECTOR COMPENSATION

        We review the level of compensation of our non-employee Directors on an annual basis. To determine how appropriate the current level of compensation for our non-employee Directors is, we have historically obtained data from a number of different sources including:

  •
  publicly available data describing Director compensation in peer companies;

  •
  survey data collected by our human resources department, including the 2006 National Association of Corporate Directors Compensation Report; and

  •
  information obtained directly from other companies.

        The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting Director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board.

Compensation Paid to Board Members

        Members of our Board of Directors, who are employees, receive no compensation for their service as a Board member. Each non-employee Director receives an annual retainer of $42,000. In addition, the chairpersons of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee receive an additional annual retainer of, $7,000, $5,000 and $5,000, respectively. No further committee membership retainers are payable.

        At a meeting held on May 27, 2009, the Compensation Committee unanimously approved a temporary 15% reduction in the annual compensation payable to each non-employee Director effective as of May 1, 2009, in line with the voluntary and temporary salary reductions taken by certain of the executive officers of the Company. On January 10, 2010, the temporary reduction was rescinded by the Compensation Committee, and the amounts previously foregone where reimbursed to each non-employee Director.

        Under the 1999 Non-Employee Director Stock Purchase Plan, each non-employee Director may elect to receive shares of the Company's common stock in lieu of some or all of their cash compensation for participation on the Board of Directors. Several directors elected to participate in the 1999 Plan over the past several years, and, as of December 31, 2008, there were only 30,077 shares remaining available for issuance under this Plan.

        Due to the small number of shares remaining available for issuance under the 1999 Plan, on December 18, 2008, the Compensation Committee authorized the use of the 2005 Plan to issue shares to participating non-employee directors in lieu of cash compensation. The number of shares of common stock to be issued under the 2005 Plan is based on the Fair Market Value (as defined in the 2005 Plan) on the last trading day of the relevant calendar quarter. During 2009, Ms. Haggart, Mr. Barnett, Mr. Thomsen and Dr. Bersoff elected to participate in the plan and receive 25% of their cash compensation in the form of the Company's common stock.

        We reimburse all Directors for out-of-pocket and travel expenses incurred in attending Board meetings.

DIRECTOR COMPENSATION TABLE
(For Fiscal Year Ended December 31, 2009)

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bernard Bailey	12,358	—	6,500	—	—	—	18,858
Robert Barnett	38,850	—	—	—	—	—	38,850
Edward H. Bersoff	45,325	—	—	—	—	—	45,325
Veronica A. Haggart	43,475	—	—	—	—	—	43,475
Mark S. Newman(4)	27,473	—	—	—	—	—	27,473
Thomas R. Thomsen	43,475	—	—	—	—	—	43,475
Winston J. Wade(5)	26,590	—	—	—	—	—	26,590

(1)
Compensation for directors and committee chair fees are paid quarterly in arrears in cash or, at the election of each non-employee director, in shares of common stock of the Company pursuant to the 2005 Plan. During 2009, Ms. Haggart, Mr. Barnett, Mr. Thomsen and Dr. Bersoff elected to participate in the plan and receive 25% of their cash compensation in the form of the Company's common stock

(2)
Amounts included in this column for 2009 represent the aggregate grant date fair value of awards of stock, restricted stock and restricted stock units computed in accordance ASC Topic 718. As of December 31, 2009, each non-employee director, except for Mr. Bailey, beneficially owned 15,000 restricted stock units, which were granted on July 30, 2008 pursuant to the Company's 2005 Plan and vest over four years.

(3)
Amounts included in this column for 2009 represent the aggregate grant date fair value of awards of stock options and SSARs computed in accordance ASC Topic 718. As of December 31, 2009, Messrs. Bailey and Barnett each had 10,000 option awards outstanding, which options were granted pursuant to the 2005 Plan. As of December 31, 2009, Dr. Bersoff, Ms. Haggart, and Mr. Thomsen each had 30,000 option awards outstanding. All option awards previously granted to Messrs. Wade and Newman were forfeited upon their resignations from the Board.

(4)
Mr. Newman resigned from the Company's Board of Directors on June 5, 2009.

(5)
Mr. Wade retired from the Board of Directors effective May 27, 2009, which was the expiration of his term of office.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP

        As of April 1, 2010, there were 26,490,551 shares of the Company's common stock outstanding. The table below shows information as of April 1, 2010 about the beneficial ownership of Common Stock by (1) each person known by us to own beneficially more than five percent of our outstanding Common Stock; (2) our four current executive officers named in the Summary Compensation Table in this Information Statement; (3) each of our current Directors; and (4) all of our current executive officers and Directors as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Wellington Management Company, LLP	1,909,336	(3)	7.21%
75 State Street Boston, MA 02109
Heartland Advisors, Inc.	2,500,000	(4)	9.4%
789 North Water Street Milwaukee, WI 53202
First Wilshire Securities Management, Inc.	1,958,845	(5)	7.4%
1224 East Green Street, Suite 200 Pasadena, CA 91106
Security Investors, LLC	1,393,620	(6)	5.26%
One Security Benefit Place Topeka, KS 66636
Michael E. Jalbert	422,765	(7)	1.6%
Bernard C. Bailey	2,500	(8)	*
Robert L. Barnett	55,403	(9)	*
Edward Bersoff	71,016	(10)	*
Veronica A. Haggart	78,218	(11)	*
Thomas R. Thomsen	77,804	(12)	*
Jana Ahlfinger Bell	144,473	(13)	*
Elaine Flud Rodriguez	49,022	(14)	*
James S. Hoover	8,822	(15)	*
All current executive officers and Directors as a group (9 persons)	910,023		3.4%

*
Less than 1%

(1)
"Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you "beneficially" own our common stock not only if you hold it directly, but also if you directly or indirectly through a relationship, a position as a Director or trustee, or a contract or understanding have or share the power to vote the stock, to invest it, to sell it, or you currently have the right to acquire it within 60 days of April 1, 2010.

(2)
Shares of our common stock issuable upon exercise of stock options currently exercisable or exercisable within 60 days of April 1, 2010, are considered outstanding for computing the percentage of the person holding those options but are not considered outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power, if any, with respect to all shares of our common stock each beneficially owns.

(3)
Pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010, Wellington Management Company LLP, in its capacity as investment adviser, was deemed to have beneficially owned 1,909,336 shares of the Issuer which were held of record by clients of Wellington Management, as of the filing date. According to the filing, the reporting entity had shared power to vote or to direct the vote with respect to 1,313,300 shares and had shared power to dispose or to direct the disposition with respect to 1,909,336 shares.

(4)
Pursuant to a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2010, Heartland Advisors, Inc. and William J. Nasgovitz, as President and control person of Heartland Advisors, Inc., respectively, have shared power to vote and shared dispositive power with respect to 2,500,000 shares. Mr. Nasgovitz disclaims any beneficial ownership of the shares.

(5)
Pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2010, First Wilshire Securities Management, Inc. were deemed to have beneficially owned 1,958,845 shares of the Issuer as of the filing date. First Wilshire Securities Management, Inc. had sole power to vote or direct the vote with respect to 18,700 shares and sole power to dispose or to direct the disposition with respect to 1,958,845 shares.

(6)
Pursuant to a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010, Security Investors, LLC was deemed to have beneficially owned 1,393,620 shares of the Issuer, as of the filing date. According to the filing, the reporting entity had sole power to vote or to direct the vote with respect to 1,393,620 shares and sole power to dispose or to direct the disposition with respect to 1,393,620 shares.

(7)
Includes 215,000 shares subject to options and 10,000 shares subject to SSARs currently exercisable or exercisable within 60 days following April 1, 2010.

(8)
Includes 2,500 shares subject to options currently exercisable or exercisable within 60 days following April 1, 2010.

(9)
Includes 5,000 shares subject to options currently exercisable or exercisable within 60 days following April 1, 2010.

(10)
Includes 28,000 shares subject to options currently exercisable or exercisable within 60 days following April 1, 2010.

(11)
Includes 28,000 shares subject to options currently exercisable or exercisable within 60 days following April 1, 2010.

(12)
Includes 28,000 shares subject to options currently exercisable or exercisable within 60 days following April 1, 2010.

(13)
Includes 94,313 shares subject to options and 6,250 shares subject to SSARs currently exercisable or exercisable within 60 days following April 1, 2010.

(14)
Includes 2,500 shares subject to SSARs currently exercisable or exercisable within 60 days following April 1, 2010.

(15)
Includes 3,750 shares subject to options and 4,375 shares subject to SSARs currently exercisable or exercisable within 60 days following April 1, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction

        Mark S. Newman, the Chairman, Chief Executive Officer and President of DRS Technologies, Inc. ("DRS"), served as a director of the Company from October 2005 through June 5, 2009, when he resigned from the Board of Directors of the Company. During the years ended December 31, 2008 and 2007, and for the approximate five month period ended June 5, 2009, DRS and its related subsidiaries acquired approximately $16.6 million, $0.7 million, and $1.6 million, respectively, of products from E.F. Johnson Company, a wholly-owned subsidiary of the Company. As a result, Mr. Newman was considered a related party and was precluded from being considered an independent director as defined under NASDAQ's marketplace Rule 4200(15)(d). On October 26, 2007, Mr. Newman stepped down from the Company's Audit and Compensation Committees in order to ensure such committees were comprised entirely of Independent Directors. Mr. Newman resigned from the Company's Board of Directors on June 5, 2009.

        The terms of these transactions with DRS were negotiated on an arms length basis and the purchase price of the products acquired from EFJohnson was at a fair market value. The transactions described above were reviewed and approved by the Audit Committee in accordance with the Related Party Transactions Policy adopted by the Board of Directors in March 2008. That policy requires the review, approval or ratification of all Related Party Transactions (all current or proposed transactions in excess of $25,000 in which: (i) the Company is a participant; and (ii) any Director, executive officer or immediate family member of any Director or executive officer has a direct or indirect material interest). The Board of Directors has given the Audit Committee the responsibility of overseeing the policy.

Director Independence

        For information on director independence, please see Item 10 above under the caption "Governance of the Company."

Item 14.    Principal Accounting Fees and Services

Independent Public Accounting Firm Fees and Services

        The Audit Committee selected and approved Grant Thornton to serve as the Company's independent auditor for the fiscal years ended December 31, 2009 and 2008. A representative of Grant Thornton meets with the Audit Committee on a quarterly basis, prior to issuance of the quarterly and annual reports on Form 10-Q and 10-K, respectively. All non-audit services provided to the Company by Grant Thornton are properly approved by the Audit Committee in accordance with paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X of the Securities and Exchange Act.

        During 2009 and 2008, the Company retained its independent auditor, Grant Thornton, to provide services in the following categories and amounts:

Description of Service	2009	2008
Audit Fees(1)	$713,349	$740,121
Audit-Related Fees(2)	0	6,100
Tax Fees(3)	0	0
All Other Fees(4)	0	0

(1)
Audit Fees.    Amounts include fees for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements and review of the financial statements included in the Company's quarterly reports on Form 10-Q.

(2)
Audit-Related Fees.    Amounts relate to due diligence matters in 2008 relating to an S-8 filing.

(3)
Tax Fees.    Amounts include professional services rendered for income tax compliance, advice, planning, return preparation and other tax-related matters.

(4)
All Other Fees.    Amounts include professional services rendered related to a third-party request for verification of management representations.

        In regards to the principal accountant's audit of the Company's financial statements for the years ended December 31, 2009 and 2008, all work was performed by persons who are full-time, permanent employees of the principal accountant.

        The Audit Committee pre-approves the engagement of the auditor to audit the Company's and its subsidiary's financial statements and all services related to all audit, review and attest reports performed by the independent auditor. In addition, the Audit Committee pre-approves all other permissible non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. The Committee has considered whether the provision of information technology services, if any and other non-audit services are compatible with maintaining the independence of the Company's principal accountant.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)   The following documents are filed as part of this Amendment No. 1 to Annual Report on form 10-K/A or as part of the registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010:

1.
Index to Financial Statements:

        See Index to Consolidated Financial Statements in Item 8 of registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010.

2.
Index to Financial Statement Schedules:

        The following financial statement schedule was filed as part of the registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2010 and should be read in conjunction with the consolidated financials statements of the registrant included therein:

        Schedule II—Valuation and Qualifying Accounts and Reserves

        All other schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

3.
Exhibits—The following exhibits are included herein:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, dated April 30, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A.
31.2	Certification of Chief Financial Officer, dated April 30, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EF JOHNSON TECHNOLOGIES, INC.
By:	/s/ MICHAEL E. JALBERT Michael E. Jalbert Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Dated: April 30, 2010