Form 10-Q
period 2010-03-31
EF Johnson Technologies, Inc.
filed 2010-05-17
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 4, 2010, 26,516,679 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

(Unaudited and in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,523	$16,030
Restricted cash	5,032	5,032
Accounts receivable, net of allowance for returns and doubtful accounts of $1,534 and $1,490, respectively	25,452	7,477
Receivables - other	613	796
Cost in excess of billings on uncompleted contracts	4,576	5,096
Inventories, net	28,096	31,295
Prepaid expenses	1,047	912
Total current assets	78,339	66,638
Property, plant and equipment, net	3,888	4,425
Goodwill	5,126	5,126
Other intangible assets, net of accumulated amortization	7,531	7,778
Other assets	178	178
TOTAL ASSETS	$95,062	$84,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$15,275	$15,476
Accounts payable	14,596	8,470
Accrued expenses	7,489	7,754
Billings in excess of cost on uncompleted contracts	7,412	3,610
Deferred revenues	1,057	1,118
Total current liabilities	45,829	36,428
Deferred income taxes	631	631
Other liabilities	1,639	715
TOTAL LIABILITIES	48,099	37,774
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,486,586 and 26,477,611 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)	264	264
Additional paid-in capital	155,998	155,795
Accumulated other comprehensive loss	(271)	(470)
Accumulated deficit	(108,899)	(109,089)
Treasury stock (118,989 and 118,989 shares at cost at March 31, 2010 and December 31, 2009)	(129)	(129)
TOTAL STOCKHOLDERS’ EQUITY	46,963	46,371
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,062	$84,145

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2010 and 2009

(Unaudited and in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009
		(as adjusted)
Revenues	$29,332	$22,081
Cost of sales	18,915	14,731
Gross profit	10,417	7,350

Operating expenses:
Research and development	2,365	3,331
Sales and marketing	2,095	2,476
General and administrative	5,086	5,423
Amortization of intangibles	247	246
Escrow fund settlement	—	(2,804)
Total operating expenses	9,793	8,672
Income (loss) from operations	624	(1,322)

Interest expense, net	(434)	(284)
Income (loss) before income taxes	190	(1,606)

Income tax (expense)	—	—
Net income (loss)	$190	$(1,606)

Net income (loss) per share — Basic	$0.01	$(0.06)
Net income (loss) per share — Diluted	$0.01	$(0.06)

Weighted average common shares — Basic	26,485,220	26,383,931
Weighted average common shares — Diluted	26,781,866	26,383,931

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2010 and 2009

(Unaudited and in thousands)

	2010	2009
		(as adjusted)
Cash flows from operating activities:
Net income (loss)	$190	$(1,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision for returns and doubtful accounts	44	748
Depreciation and amortization	843	972
Recognition of deferred gain	(24)	(24)
Stock-based compensation	195	549
Changes in operating assets and liabilities:
Accounts receivable	(18,019)	(124)
Accounts receivable from related parties	—	281
Receivables - other	183	(97)
Cost in excess of billings on uncompleted contracts	520	82
Inventories	3,199	1,083
Prepaid expenses and other	(135)	(199)
Accounts payable	6,126	(553)
Accrued and other liabilities	(245)	(1,838)
Billings in excess of cost on uncompleted contracts	3,802	753
Deferred revenues	863	(222)
Total adjustments	(2,648)	1,411
Net cash used in operating activities	(2,458)	(195)
Cash flows from investing activities:
Purchase of property, plant and equipment	(59)	(296)
Net cash used in investing activities	(59)	(296)
Cash flows from financing activities:
Increase in restricted cash related to term loan	—	(3,003)
Principal payments on long-term debt	(1)	(2)
Proceeds from issuances of common stock	11	19
Purchase of treasury stock	—	(86)
Net cash provided by (used in) financing activities	10	(3,072)
Net decrease in cash and cash equivalents	(2,507)	(3,563)
Cash and cash equivalents, beginning of period	16,030	11,267
Cash and cash equivalents, end of period	$13,523	$7,704

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $366 and $359 during three months ended March 31, 2010 and 2009, respectively.

The Company paid income taxes of $43 and $37 during three months ended March 31, 2010 and 2009, respectively.

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2010 and 2009

(Unaudited)

1.        GENERAL

The condensed consolidated balance sheet of EF Johnson Technologies, Inc., at December 31, 2009, presented within this Report on Form 10-Q, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2010.

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

On April 1, 2009, Transcrypt International, Inc. merged into E.F. Johnson Company.

2.        ORGANIZATION AND CONSOLIDATION

We are a provider of secure wireless solutions that are sold to: (1) domestic and foreign public safety / public service entities, (2) federal, state and local governmental agencies, including the Departments of Defense and Homeland Security, and (3) domestic and foreign commercial customers.  Through EFJohnson, Transcrypt and 3eTI we design, develop, market, and support:

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

Our products are marketed under the “EFJohnson,” “3eTI” and “Transcrypt” brandnames.

The condensed consolidated financial statements include the accounts of EF Johnson Technologies, Inc. and our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation.

In order to be competitive in the public safety/public service market that has moved towards convergent telecommunications solutions with demand for interoperability and the continued transition from analog to digital platforms, the Company is organized in a single centralized corporate structure. In light of the converged telecommunication markets and our corporate structure, the Company has one segment to report.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three ended March 31, 2010 and 2009

(Unaudited)

3.        BUSINESS CONDITION AND LIQUIDITY

The Company has incurred net losses of $12.2 million, $20.9 million and $41.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company generated net cash and cash equivalents of $4.8 million (net of restricted cash) in 2009, but used net cash and cash equivalents of $2.5 million in the first quarter of 2010. Additionally, the Company used net cash and cash equivalents of $4.4 million and $7.2 million in fiscal years 2008 and 2007, respectively. The Company was not in compliance with certain of the financial covenants of its loan agreement with Bank of America, N.A. for the quarter ending December 31, 2009. The Company executed an amendment to the loan agreement effective March 1, 2010 which waived these covenant violations on a one-time basis, but the amendment also included additional restrictions and further limited our access to liquidity (see Note 11).

Prior to the amendment discussed below, the Company’s loan agreement with Bank of America, N.A., which governs our revolving line of credit and $15 million term loan, would have expired on June 30, 2010, resulting in the $15.0 million term loan becoming due and payable in full on that date. The Company has pledged $3.0 million to Bank of America, which is shown as Restricted Cash on our balance sheet and partially offsets this term loan. As a result of the amendment executed March 1, 2010, the maximum that we could borrow under the revolving credit line was $3.75 million through June 30, 2010. As of March 31, 2010, the Company had $3.0 million available under its existing line of credit (subject to the lender’s discretion) net of the letter of credit outstanding for $0.75 million and had unrestricted cash of approximately $13.5 million.

The Company did not anticipate that it would have sufficient cash on hand to pay off the term loan when due, without dedicating all or substantially all of our cash flow from operations to the payment of our indebtedness.  As a result, the Company developed and implemented specific action plans to improve profitability and resolve this liquidly matter in the first half of 2010 including the following: i) flattened the organizational structure and reduced employee and operational expenses in January 2010, and ii)  retained the services of an outside investment banking firm to support the required programs to accomplish management’s objectives and to explore options available to the Company to refinance the debt, or raise additional funds through private equity or debt financing, sales of assets, or other strategic alternatives.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Subsequent events

On May 15, 2010, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FP-EF Holding Corporation, a Delaware corporation (“Parent”), and FP-EF Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (“Surviving Corporation”) and as a wholly-owned subsidiary of Parent.  Parent is an affiliate of Francisco Partners II, L.P., a global technology-focused private equity fund.

Pursuant to the terms of the Merger Agreement, stockholders will receive $1.05 per share in cash for their shares of stock of the Company at which time the Company will be privately held. Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the Company’s stockholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, if applicable, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) subject to certain exceptions, the accuracy of representations and warranties with respect to the Company’s business and compliance by the Company with its covenants contained in the Merger Agreement and (v) stockholders owning no more than 10% of the Company’s outstanding common stock dissenting from the Merger and seeking appraisal rights.

The Merger Agreement contains certain termination rights for both the Company and Parent, and further provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $1.0 million and/or reimburse certain out-of-pocket expenses up to $1.0 million.  Additionally, the Company’s only recourse if Parent breaches the Merger Agreement or the Company terminates the Merger Agreement in certain circumstances is the right to receive a reverse termination fee from Parent of $2.0 million and up to $1.0 million in certain of the Company’s out-of-pocket expenses.  The Company cannot seek equitable relief to enforce Parent to consummate the Merger.

Parent and Merger Sub have represented and warranted that they will have sufficient financing to consummate the Merger and there is no financing condition to closing.  Additionally, Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P., affiliates of Parent, have delivered to the Company a limited guarantee with respect to the payment of the Parent Termination Fee and out-of-pocket expenses of the Company.

On May 15, 2010, EF Johnson Technologies, Inc. (the “Company”) entered into a Seventh Amendment (the “Seventh Amendment”) effective as of May 15, 2010, to our Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Lender”) to extend the maturity of the Loan Agreement until August 31, 2010, to allow the Company to consummate the Merger. The Lender also waived compliance with certain financial covenants contained in the Loan Agreement for the Company’s fiscal quarter ending June 30, 2010, on

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three ended March 31, 2010 and 2009

(Unaudited)

a one-time basis. In consideration of the Lender’s agreement, the Company agreed to pay down the outstanding principal balance of the term loan portion of the Loan Agreement from $15.0 million to $5.0 million on June 17, 2010.  Under the terms of the Seventh Amendment, the Company may authorize the Lender to apply funds held by the Lender in a pledged account in reduction of the outstanding principal balance, provided that the balance remaining in the pledged account cannot be reduced below $0.75 million. On June 17, 2010, the amount contained in the pledged account is expected to be $6.5 million.

The parties further amended the Loan Agreement to increase the revolving line of credit from $3.75 million to $6.0 million effective June 17, 2010.  All future advances under the Loan Agreement will continue to be subject to the Lender’s discretion.  The Seventh Amendment further requires the Company to continue to provide additional financial reporting to the Lender on a monthly basis through the maturity of the loans.

4.        RETROSPECTIVE ADOPTION OF NEW ACCOUNTING GUIDANCE

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables (“new accounting guidance”). The new accounting guidance permits prospective or retrospective adoption, and the Company elected to retrospectively adopt as of January 1, 2009 during the fourth quarter of 2009.

Prior to 2009, the Company had not provided a significant number of optional extended warranties; and therefore, the Company determined that the deferral of revenue associated with optional extended warranties was insignificant in prior years.

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

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three ended March 31, 2010 and 2009

(Unaudited)

The following table unaudited (in thousands, except per share amounts) presents the effects of the retrospective adoption of the new accounting guidance as of January 1, 2009 to the Company’s previously reported Condensed Consolidated Statements of Operations for the three months ended March 31, 2009:

	As previously		As
	reported		amended
	March 31, 2009	Adjustment	March 31, 2009

Revenues	$22,429	$(348)	$22,081
Net income (loss) before income taxes	$(1,258)	$(348)	$(1,606)
Net income (loss)	$(1,258)	$(348)	$(1,606)

Net income (loss) per share—basic	$(0.05)	$(0.01)	$(0.06)

Net income (loss) per share—diluted	$(0.05)	$(0.01)	$(0.06)

Weighted average common shares— basic	26,383	26,383	26,383

Weighted average common shares— diluted	26,383	26,383	26,383

5.        NET INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options, stock satisfied stock appreciation rights (“SSAR’s”), restricted stock grants and restricted stock units (collectively “Incentive Shares”). For the three months ended March 31, 2010, outstanding incentive shares with exercise prices lower than the average market price of the common stock for the period were considered common stock equivalents and were dilutive in the calculation of the diluted weighted average common shares. Outstanding incentive shares that had exercise prices higher than the average market price of the common stock for the period were considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. For the three months ended March 31, 2009 all outstanding incentive shares were considered anti-dilutive due to the net loss for the period end.  The outstanding incentive shares that are considered dilutive and anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2010	2009
Incentive shares with dilutive effect	296,646	—
Incentive shares with anti-dilutive effect	1,180,418	1,889,919
Outstanding incentive shares	1,477,064	1,889,919

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

6.        ACCOUNTING FOR STOCK-BASED COMPENSATION

We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights (“SSAR’s”) (collectively “Options”). For the three months ended March 31, 2010 and 2009, we recognized compensation expense of $0.1 million and $0.3 million, respectively, related to options and $0.1 million and $0.1 million, respectively, related to restricted stock grants and restricted stock units.  Additionally, $0.1 million of compensation expense was recognized related to equity grants made in the first quarter of 2009 to certain named executive officers associated with performance-based incentives earned for meeting certain operational, new product introductions and other personal goals.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three ended March 31, 2010 and 2009

(Unaudited)

7.        ESCROW FUND SETTLEMENT

On January 13, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) settling a claim made by the Company against the escrow fund established in connection with the acquisition of 3eTI by the Company in 2006.  Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated July 10, 2006, by and among the Company, 3eTI, Avanti Acquisition Corp., Chih-Hsiang Li, as Stockholders’ Agent, and Steven Chen, James Whang, Chih-Hsiang Li and AEPCO, Inc., $3.6 million (or ten percent (10%) of the purchase price for 3eTI) was deposited into an escrow account at the time of closing to indemnify the Company for any claims under the Merger Agreement.  In August 2008, the Company made a claim against the escrow fund for damages arising out of certain alleged breaches of representations and warranties contained in the Merger Agreement.

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

8.        INTEREST RATE SWAP AGREEMENT AND COMPREHENSIVE LOSS

On July 19, 2006, we entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates, not for speculative or trading purposes. The interest rate swap has been designated as a cash flow hedge and is recorded in the consolidated financial statements at fair value. Changes in the fair value of the swap have been recorded in Accumulated Comprehensive Loss in the balance sheet as the derivative is assessed as effectively hedged at March 31, 2010. Changes in the fair value of the swap would be reclassified to other income (expense) to the extent the hedging instrument is determined to be ineffective.

The interest rate swap agreement effectively converts the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, the Company will pay 5.64% and the counterparty will pay LIBOR on a monthly basis. The interest rate swap agreement terminates on June 30, 2010, the termination date of the term loan. The cumulative net unrealized loss was $0.3 million and is included in the current portion of long-term debt obligations due to the termination date of the interest rate swap agreement and accumulated other comprehensive loss in the consolidated balance sheet at March 31, 2010. The following is a summary of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2010	2009
		(as adjusted)
Net income (loss)	$190	$(1,606)
Reclassification to interest expense	(239)	(192)
Fair value adjustment for interest rate swap	438	311
Comprehensive income (loss)	$389	$(1,487)

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three ended March 31, 2010 and 2009

(Unaudited)

9.        INVENTORIES

The following is a summary of inventories (in thousands):

	March 31, 2010	December 31, 2009
Raw materials and supplies	$7,728	$6,773
Work in progress	122	742
Finished goods	20,652	23,621
Service inventories	1,506	1,696
	30,008	32,832
Reserve for obsolescence	(1,912)	(1,537)
Total inventories	$28,096	$31,295

10.       GOODWILL AND INTANGIBLE ASSETS

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

We performed fair value-based impairment tests at December 31, 2009 and concluded that no impairment of the related goodwill or trade name had occurred.

No events occurred during the three months ended March 31, 2010 and 2009, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Amortization expense, related to intangible assets which are subject to amortization, was $0.2 million for the three months ended March 31, 2010 and March 31, 2009, respectively.  Intangible assets consist of the following as of the dates indicated (in thousands):

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

Intangible assets not subject to amortization:
Goodwill	$5,126	$—	$5,126	$5,126	$—	$5,126
Trademarks	2,044	—	2,044	2,044	—	2,044
Certifications	1,230	—	1,230	1,230	—	1,230
	$8,400	$—	$8,400	$8,400	$—	$8,400

	March 31, 2010				December 31, 2009
	Gross		Accumulated	Net	Gross		Accumulated	Net
	Amount	Impairment	Amortization	Amount	Amount	Impairment	Amortization	Amount

Intangible assets subject to amortization:
Existing technology	$6,190	$—	$(3,355)	$2,835	$6,190	$—	$(3,218)	$2,972
Customer relationships	3,756	—	(2,439)	1,317	3,756	—	(2,333)	1,423
Licenses	159	—	(159)	—	159	—	(159)	—
Covenant not-to-compete	400	—	(400)	—	400	—	(400)	—
Trademarks/Patents	209	—	(104)	105	209	—	(100)	109
	$10,714	$—	$(6,457)	$4,257	$10,714	$—	$(6,210)	$4,504

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three ended March 31, 2010 and 2009

(Unaudited)

11.       NOTE PAYABLE AND LINE OF CREDIT

We amended our line of credit agreement with Bank of America in July 2006 to retain our revolving line of credit of up to $15.0 million and include a term loan of $15.0 million (the “Loan Agreement”). Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”). The LIBOR Margin was 500 basis points at March 31, 2010 and 400 basis points at March 31, 2009. The interest rate of 5.41% and 4.56% were in effect at March 31, 2010 and 2009, respectively. The Loan Agreement expires June 30, 2010.  As discussed below, an amendment to the Loan Agreement was executed on March 1, 2010 that resulted in higher interest rates.

The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI. The Company did not borrow against the revolving line during 2009 or during the three months ended March 31, 2010.  There was $0.75 million open letters of credit under our line of credit at March 31, 2010 and 2009. As discussed in more detail below, the maximum that we can borrow under the revolving credit line was $3.75. The total available credit under the line of credit was approximately $3.0 million and $3.1 million as of March 31, 2010 and December 31, 2009, respectively.

The Loan Agreement provides for customary affirmative and negative covenants, including maintenance of corporate existence and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, investments, loans, guarantees, use of proceeds and capital expenditures. In addition, the Loan Agreement contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement also provides for events of default that would permit the lender to accelerate the loans upon their occurrence. As collateral for the obligations under the Loan Agreement the Lender has a security interest in substantially all assets of the borrowers, including accounts receivable, inventories and general intangibles.

We were not in compliance with certain of the financial covenants of the Loan Agreement for the quarter ended December 31, 2009. As a result, effective March 1, 2010, we executed an amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one-time basis, waived compliance with such financial covenants for the Company’s first quarter of 2010, and further amended the Loan Agreement to, among other things, (i) lower the revolving line of credit from $10.0 million to $3.75 million, (ii) make all future advances under the line subject to the lender’s discretion, (iii) further limit our ability to obtain letters of credit, (iv) require us to pledge additional cash collateral totaling $3.5 million for the remaining term of the loan agreement no later than June 15, 2010, and (v) require us to provide additional financial reporting to the bank on a monthly basis.  Failure to comply with any of these terms could constitute an event of default that would permit the lender to accelerate the loans upon their occurrence, which could have a material adverse effect on our operating results and cash flows.

As more fully disclosed in Note 3 above, on May 15, 2010, the Company entered into the Seventh Amendment to our Loan Agreement with Bank of America, N.A. to extend the maturity of the Loan Agreement until August 31, 2010 to allow the Company to consummate the Merger. The Lender also waived compliance with certain financial covenants contained in the Loan Agreement for the Company’s fiscal quarter ending June 30, 2010, on a one-time basis.   In consideration of the Lender’s agreement, the Company agreed to pay down the outstanding principal balance of the term loan portion of the Loan Agreement from $15.0 million to $5.0 million on June 17, 2010.  Under the terms of the Seventh Amendment, the Company may authorize the Lender to apply funds held by the Lender in a pledged account in reduction of the outstanding principal balance, provided that the balance remaining in the pledged account cannot be reduced below $0.75 million. On June 17, 2010, the amount contained in the pledged account is expected to be $6.5 million.

The parties further amended the Loan Agreement to increase the revolving line of credit from $3.75 million to $6.0 million effective June 17, 2010.  All future advances under the Loan Agreement will continue to be subject to the Lender’s discretion.  The Seventh Amendment further requires the Company to continue to provide additional financial reporting to the Lender on a monthly basis through the maturity of the loans.

The Company agreed to pay Lender a one-time fee in the amount of $0.032 million on or before June 30, 2010, which fee is in addition to any fees previously required by the Lender, including, without limitation, the fees required under the terms of the Sixth Amendment to Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of March 1, 2010.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three ended March 31, 2010 and 2009

(Unaudited)

12.       INCOME TAXES

We did not record a tax benefit or provision for the three months ended March 31, 2010 and 2009 primarily due to our fully reserved deferred tax assets requiring no further provision for income taxes for each respective period end. The Company has unrecognized tax benefits of approximately $0.5 million that did not change during the three months ended March 31, 2010 relating to carry forward of business credits. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of March 31, 2010, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings.

The tax years 2005-2009 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 1996 to 2004 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

13.       WARRANTY COSTS

We provide a one-to-three year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable. A reconciliation of changes in our accrued warranty reserve as of March 31, 2010 is as follows (in thousands):

	Balance at	Charged to	Deduction /	Balance at
	December 31, 2009	Expense	Expenditures	March 31, 2010
Allowance for Warranty Reserve	$2,600	114	114	$2,600

14.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our current assets and liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of our term loan approximates fair value as it is based on prevailing market rates of interest. The fair value of our interest rate swap agreement represents the amount required to settle the agreement using prevailing market rates of interest.

The FASB authoritative guidance relating to the accounting for financial assets and liabilities which defines fair value, establishes a framework for measuring fair value, provides guidance regarding the manner in determining fair value of a financial asset when there is no active market for such asset at the measurement date and expands disclosures about fair value measurements.

The authoritative guidance defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

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

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three ended March 31, 2010 and 2009

(Unaudited)

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2010 (in thousands):

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swap - liability at March 31, 2009	$969	$—	$969	$—
Interest rate swap - liability at March 31, 2010	$271	$—	$271	$—

15.       COMMITMENTS AND CONTINGENCIES

We are involved in certain legal proceedings incidental to the normal conduct of our business. At this time, we do not believe that any liabilities relating to such legal proceedings are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

The Company has no legal settlement fees accrued as of March 31, 2010. The total we have accrued in regards to all legal proceedings as of December 31, 2009 was $32,000.

In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under certain contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. There was a $0.75 million letter of credit under our line of credit as of March 31, 2010 and December 31, 2009. Performance and bid bonds, which expire on various dates, totaled $2.4 million at March 31, 2010 and December 31, 2009. No bonds had been drawn upon at either date.  The majority of bonds relate to the contract awarded in May 2008 by the Government of Yukon, Canada that is collateralized by restricted cash of $2.0 million.

16.       COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On November 15, 2007, the Company committed to an organizational plan (the “2007 Plan”) to shift from three divisions to one integrated corporate structure focused on secure wireless communications for government and industrial customers. The Plan resulted in improved efficiencies in our operations, reduced our infrastructure costs and supported a new technology roadmap driving toward a streamlined and more effective structure. Implementation of the Plan includes senior and middle management changes as well as staff reductions designed to eliminate redundant positions and reflects the Company’s decision to consolidate operations and move production from three locations into a centralized operations and outsourcing program in the Dallas/Fort Worth area.   All exit costs for the 2007 plan had been incurred by March 31, 2009.

On December 31, 2009, the Company committed to a work force reduction plan (the “2009 Plan”) to realign certain executive and senior management positions as well as staff reductions resulting from the fourth quarter 2009 performance of land mobile radio product sales. The 2009 Plan was implemented in the first quarter of 2010.

Costs that were directly associated with the 2009 Plan were being recorded as “restructuring costs” and were included in general and administrative expenses. Other costs that do not qualify as restructuring costs are being classified as other operating expenses or costs of goods sold in the Company’s consolidated statements of operations.

The timing of the recognition of costs associated with this move were determined in accordance the FASB authoritative guidance relating to the accounting for costs associated with exit or disposal activities and provides that a liability for a cost associated with an exit or disposal activity shall be recognized at its fair value in the period in which the liability is incurred. In particular, employee-related termination costs associated with the relocation are generally recognized ratably over the period that the employees are required to provide services in order to earn the respective termination benefit.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three ended March 31, 2010 and 2009

(Unaudited)

The following table summarizes the estimates and actual exit costs incurred as of March 31, 2009 for the 2007 Plan (in thousands):

	Original amount expected to be incurred	Additional costs incurred	Total amount expected to be incurred	Amount incurred as of March 31, 2009	Remaining amount to be incurred
One-time termination benefits	$951	$—	$951	$951	$—
Other costs	139	59	198	198	—
Total costs	$1,090	$59	$1,149	$1,149	$—

The following table summarizes the beginning and ending liability reserve for exit costs as of December 31, 2009 for the 2007 Plan (in thousands):

	Balance at December 31, 2008	Cash Payments	Balance at December 31, 2009
One-time termination benefits	$12	$12	$—
Other costs	—	—	—
Total costs	$12	$12	$—

The following table summarizes the estimates and actual exit costs incurred and the beginning and ending reserve for exit costs as of March 31, 2010 for the 2009 Plan (in thousands):

	Original amount expected to be incurred and accrued as of December 2009	Amount incurred and paid as of March 31, 2010	Remaining amount to be incurred as of March 31, 2010
One-time termination benefits	$311	$140	$171
Other costs	25	25	—
Total costs	$336	$165	$171

17.       RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2009, DRS and its related subsidiaries (part of Finmeccanica) acquired approximately $0.4 million of products from EF Johnson.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three ended March 31, 2010 and 2009

(Unaudited)

18.       RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends FASB ASC 820. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We do not anticipate the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

19.       SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to the date of our financial statements and through the date our financial statements were issued. We have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date as of March 31, 2010, including estimates inherent in the process of preparing our financial statements. There were no non-recognized subsequent events to be disclosed in our financial statements.

As more fully disclosed in Note 3 above, on May 15, 2010, the Company, entered into a Merger Agreement with FP-EF Holding Corporation, a Delaware corporation (“Parent”), and FP-EF Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation (“Surviving Corporation”) and as a wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, stockholders will receive $1.05 per share in cash for their shares of stock of the Company at which time the Company will be privately held.

As more fully disclosed in Note 11 above, on May 15, 2010, the Company entered into a Seventh Amendment effective as of May 15, 2010, to our Loan Agreement with Bank of America, N.A. to extend the maturity of the Loan Agreement to allow the Company to consummate the Merger. Under the terms of the Seventh Amendment, the Lender extended the maturities of the loans governed and secured by the Loan Agreement until August 31, 2010, and waived compliance with certain financial covenants contained in the Loan Agreement for the Company’s fiscal quarter ending June 30, 2010, on a one-time basis.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results, performance and outcomes to differ materially from those expressed or implied in these forward-looking statements due to a number of risk factors including, but not limited to, the risks discussed in the 2009 Annual Report on Form 10-K under Item 1A “Risk Factors” and in Part II of this report on Form 10-Q under Item 1A “Risk Factors.” We caution readers not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report. We undertake no obligation to revise or update any forward-looking statement for any reason except as required by law.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to our financial condition and results of operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Overview

In order to be competitive in the public safety/public service market that has moved towards convergent telecommunications solutions with demand for interoperability and the continued transition from analog to digital platforms, the Company is organized in a single centralized corporate structure. In light of the converged telecommunication markets and our corporate structure, the Company has one segment to report.

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

The majority of our revenues are derived from the sale of wireless radio products. Our federal, state and local governmental agency customers are increasingly demanding interoperable, secured communications products and systems. We believe this demand has created opportunities for us as we believe we are positioned to provide these products and systems. As a result, we expect to continue to allocate a majority of our on-going research and development expenditures to wireless radio features and enhancements, infrastructure components and system development efforts.

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

Our Sales and Distribution Approach

Our products and systems are sold through multiple channels including a direct sales force, dealers, distributors, and strategic partnering arrangements. We utilize our dealer network to assist in installing, servicing, selling and distributing our products. We also generate revenues through the federal government under government funded research and development Small Business Innovative Research programs (“SBIR”). Additionally, we offer our products to commercial, non-governmental users.

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

Gross Profit. Gross profit is net revenues less the cost of sales and is affected by a number of factors, including competitive pricing, product mix, type of contract and cost of products and services including warranty and inventory reserves and conversion costs.

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

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses associated with our management, post sales operations support, accounting, information systems and administrative functions. This expense also includes the impact of equity-based compensation expense and costs relating to our operating facility moves. Pertinent to 3eTI, accounting for government contracts delineates what is a direct charge allowable to include in contract costs and what is considered to be an indirect charge reflected as general and administrative expenses. We consider indirect engineering labor and operating costs such as quality, planning, operations, and company fringe benefits, general administrative salaries and other general administrative expenses as general and administrative expense.

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
		(as adjusted)
Revenues	100.0%	100.0%
Cost of sales	64.5	66.7

Gross profit	35.5	33.3

Operating expenses:
Research and development	8.1	15.1
Sales and marketing	7.1	11.2
General and administrative	17.3	24.6
Amortization of intangibles	0.9	1.1
Escrow fund settlement	—	(12.7)
Total operating expenses	33.4	39.3

Income (loss) from operations	2.1	(6.0)

Interest expense, net	(1.5)	(1.3)

Income (loss) before income taxes	0.6	(7.3)

Income tax (expense)	—	—

Net income (loss)	0.6%	(7.3)%

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenues. Our revenues increased $7.3 million, or 33%, to $29.3 million for the three months ended March 31, 2010 from $22.1 million for the same period in 2009. The increase was attributable to increased State and Local LMR revenues relating to certain delayed shipments from the fourth quarter of 2009 and increases associated with government services revenues, partially offset by lower federal LMR revenues.

Gross Profit. Our gross profit increased $3.0 million, or 41%, to $10.4 million in the three months ended March 31, 2010 from $7.4 million for the same period in 2009. Gross profit, as a percentage of revenues, or gross margin, was 35.5% for the three months ended March 31, 2010, as compared to 33.3% for the same period in 2009. The increase in gross profit and gross margin was attributable to both higher quarterly revenues, and lower conversion costs associated with lower warranty cost and inventory reserve requirements. We anticipate margins to fluctuate over the remainder of fiscal year 2010 due to product mix.

Research and Development. Research and development expenses decreased $0.9 million, or 27% to $2.4 million in the three months ended March 31, 2010 from $3.3 million in the same period in 2009. Research and development expenses as a percentage of revenues decreased to 8.1% in the first quarter of 2010 versus 15.1% for the same period in 2009 mainly due to increased revenues. Lower first quarter 2010 expenses are due to the completion of certain engineering programs and a more focused R&D approach for our core initiatives.

Sales and Marketing. Sales and marketing expenses decreased $0.4 million, or 16%, to $2.1 million in the three months ended March 31, 2010 from $2.5 million in the same period in 2009. The decrease is mainly attributable to lower headcount and lower sales compensation structure in the first quarter of 2010. Sales and marketing expenses as a percentage of revenues were 7.1% in the first quarter of 2010 versus 11.2% in the first quarter of 2009.

General and Administrative. General and administrative expenses decreased $0.3 million, or 6%, to $5.1 million for the three months ended March 31, 2010 from $5.4 million for the same period in 2009. The decrease in expenses is primarily attributable to workforce reductions in 2010, lower bad debt requirements and reduced stock compensation expense resulting from increased estimated forfeiture rates in the first three months of 2010 as compared with the first three months of 2009.

Amortization of Intangibles. Amortization of intangibles remained stable at $0.2 for the three months ended March 31, 2010 and for the same period in 2009.

Escrow fund settlement.  In January 2009, we settled claims under the 2006 3eTI acquisition agreement (the “Agreement”) and received $2.8 million of the funds held in the escrow account. The escrow funds received as part of the settlement that were not replicated in 2010 were recorded as a reduction of operating expense. The settlement was in connection with the acquisition of 3eTI in 2006, the total consideration paid by the Company consisted of $36.0 million in cash, which included $3.6 million to be held in escrow to indemnify the Company for any claims under the Agreement. In August 2008, the Company made a claim against the escrow fund for damages arising out of certain alleged breaches of representations and warranties contained in the Merger Agreement. The Company previously incurred research and development costs in connection with the re-design, re-testing and re-certification of certain 3eTI products to bring them up to specifications represented to exist at the acquisition date.

Interest Expense, net. Interest expense, net increased $0.1 million to $0.4 million in expense for the three months ended March 31, 2010 from $0.3 million for the same period in 2009. The increases were attributable to increased interest rates on the term loan relating to the loan amendment executed in March 2010 as more fully disclosed in “Liquidity and Capital Resources” below.

Provision for Income Taxes. We did not record a tax benefit or provision for either the three months ended March 31, 2010 and 2009 primarily due to our fully reserved deferred tax assets requiring no further provision for income taxes for each respective period end. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our cumulative loss position during three preceding years, our operating results during each period, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income / (Loss). Net income was $0.2 million for the three months ended March 31, 2010, reflecting an increase of $1.8 million, as compared to net loss of $1.6 million for the same period in 2009. Excluding the $2.8 million received for the escrow fund settlement, the net loss for the three months ended March 31, 2009, would have been $4.4 million. The improved operating performance relates to higher revenues, improved margins and lower operating expenses resulting from reductions in work force in 2009.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents which were $13.5 million (net of $5.0 million pledged restricted cash) at March 31, 2010 and $16.0 million at December 31, 2009 (net of $5.0 million pledged restricted cash). Due to the net losses in 2009, 2008 and 2007, we considered several key factors in assessing the liquidity requirements of the Company for the next twelve months. Management developed operational cash flow projections which factor in our backlog of orders, timing of receiving and shipping orders, the continued focus on cost management, and our historical collection and payment patterns with customers and vendors. The majority of our customers are with the United States Government, state counties that are rebanding under the FCC and Sprint / Nextel escrowed funds arrangement, state and local agencies and our dealer network supporting state and local agencies. In several cases, our customer purchases of products and services are supported by encumbered funds and grants. While this does not provide absolute payment assurance, it does indicate collectibility is reasonably assured. Management continues to monitor the financial condition of our vendors and supply chain noting some impact from the current economic conditions could disrupt our deliveries.

The Company also has a secured line of credit agreement with Bank of America, N.A. (the “Loan Agreement”), which, prior to the Seventh Amendment discussed below, would have expired on June 30, 2010. We amended the Loan Agreement in July 2006 to include a revolving line of credit of up to $15.0 million and a term loan of $15.0 million. The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”). The LIBOR Margin was 500 basis points at March 31, 2010. The effective interest rate at March 31, 2010 was 5.41 percent.

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

The Company did not borrow against the revolving line of credit during 2009 or during the three months ended March 31, 2010. There was $0.75 million of an open letter of credit under our line of credit at March 31, 2010 and 2009. As of March 31, 2010, the maximum that we can borrow under the revolving credit line was $3.75 million. The total available credit under the line of credit was approximately $3.0 million and $3.1 million as of March 31, 2010 and December 31, 2009, respectively. Effective with the Seventh Amendment discussed below, the maximum the Company will be able to borrow under the revolving credit line will increase to is $6.0 million with any borrowings under the line of credit are at the discretion of the lender.

We were not in compliance with certain of the financial covenants of the Loan Agreement for the quarter ended December 31, 2009. As a result, effective March 1, 2010, we executed an amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one-time basis, waived compliance with such financial covenants for the Company’s first quarter of 2010, and further amended the Loan Agreement to, among other things, (i) lower the revolving line of credit from $10.0 million to $3.75 million, (ii) make all future advances under the line subject to the lender’s discretion, (iii) further limit our ability to obtain letters of credit, (iv) require us to pledge additional cash collateral totaling $3.5 million for the remaining term of the Loan Agreement no later than June 15, 2010, and (v) require us to provide additional financial reporting to the bank on a monthly basis. Failure to comply with any of these terms could constitute an event of default that would permit the lender to accelerate the loans upon their occurrence, which could have a material adverse effect on our operating results and cash flows. We cannot assure that in the future we will be able to achieve, maintain or satisfy these obligations under the Loan Agreement or obtain a waiver from Bank of America in the event we fail to comply.

Prior to the Seventh Amendment discussed below, the Loan Agreement would have expired on June 30, 2010, resulting in the $15.0 million term loan becoming due and payable in full on that date. The Company did not anticipate that it would have sufficient cash on hand on that date to pay off the term loan without dedicating all or substantially all of our cash flow from operations to the payment of our indebtedness, thereby substantially reducing the funds available for operations, working capital, capital expenditures, research and development, sales and marketing initiatives and general corporate or other purposes. As a result, the Company began exploring options available to it to refinance the debt, or raise additional funds through private equity or debt financing, sales of assets, or other strategic alternatives.

On May 15, 2010, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FP-EF Holding Corporation, a Delaware corporation (“Parent”), and FP-EF Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (“Surviving Corporation”) and as a wholly-owned subsidiary of Parent. Parent is an affiliate of Francisco Partners II, L.P., a global technology-focused private equity fund. Parent and Merger Sub have represented and warranted that they will have sufficient financing to consummate the Merger and there is no financing condition to closing.  Additionally, Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P., affiliates of Parent, have delivered to the Company a limited guarantee with respect to the payment of the Parent Termination Fee and out-of-pocket expenses of the Company.

Pursuant to the terms of the Merger Agreement, stockholders will receive $1.05 per share in cash for their shares of stock of the Company at which time the Company will be privately held. Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the Company’s stockholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, if applicable, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) subject to certain exceptions, the accuracy of representations and warranties with respect to the Company’s business and compliance by the Company with its covenants contained in the Merger Agreement and (v) stockholders owning no more than 10% of the Company’s outstanding common stock dissenting from the Merger and seeking appraisal rights.

The Merger Agreement contains certain termination rights for both the Company and Parent, and further provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $1.0 million and/or reimburse certain out-of-pocket expenses up to $1.0 million.  Additionally, the Company’s only recourse if Parent breaches the Merger Agreement or the Company terminates the Merger Agreement in certain circumstances is the right to receive a reverse termination fee from Parent of $2.0 million and up to $1.0 million in certain of the Company’s out-of-pocket expenses.  The Company cannot seek equitable relief to enforce Parent to consummate the Merger.

On May 15, 2010, the Company entered into a Seventh Amendment effective as of May 15, 2010, to our Loan Agreement with Bank of America, N.A. to extend the maturity of the Loan Agreement until August 31, 2010 to allow the Company to consummate the Merger. The Lender also waived compliance with certain financial covenants contained in the Loan Agreement for the Company’s fiscal quarter ending June 30, 2010, on a one-time basis.  In consideration of the Lender’s agreement, the Company agreed to pay down the outstanding principal balance of the term loan portion of the Loan Agreement from $15.0 million to $5.0 million on June 17, 2010.  Under the terms of the Seventh Amendment, the Company may authorize the Lender to apply funds held by the Lender in a pledged account in reduction of the outstanding principal balance, provided that the balance remaining in the pledged account cannot be reduced below $0.75 million. On June 17, 2010, the amount contained in the pledged account is expected to be $6.5 million.

The parties further amended the Loan Agreement to increase the revolving line of credit from $3.75 million to $6.0 million effective June 17, 2010.  All future advances under the Loan Agreement will continue to be subject to the Lender’s discretion.  The Seventh Amendment further requires the Company to continue to provide additional financial reporting to the Lender on a monthly basis through the maturity of the loans.

Our current cash flow and capital resources are limited, and we require additional funds to pursue our business. In the event that the Merger is not consummated, the Company will be required to pay all amounts outstanding to Bank of America on August 31, 2010 when the Loan Agreement expires. We may not be able to secure further financing in the future. If we are not able to obtain additional financing on reasonable terms, we may not be able to execute our business strategy, conduct our operations at the level desired, or even to continue business.

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

If we sell certain assets of the Company to satisfy our obligations, that may materially reduce our revenues in the future, which, to the extent not offset by cost reductions or revenue from new or existing customers, could materially reduce our cash flows and adversely affect our financial position. This may limit our ability to raise capital or fund our operations, working capital needs and capital expenditures in the future. See “Part II Other Information, Item 1A. Risk Factors” of this Form 10-Q for an additional discussion of risks.

Letters of credits and bonds.    In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. There was a $0.75 million letter of credit under our line of credit as of March 31, 2010 and December 31, 2009, respectively. Performance and bid bonds, which expire on various dates, totaled $2.4 million at March 31, 2010 and December 31, 2009, respectively. No bonds had been drawn upon at either date. The majority of bonds relate to the contract awarded in May 2008 by the Government of Yukon, Canada that is collateralized by restricted cash of $2.0 million.

Net cash from operating activities. Our operating activities used cash of $2.5 million and $0.2 million in the three months ended March 31, 2010 and 2009 respectively.

During the first three months of 2010, operating cash was used primarily for increases in trade accounts receivable and reductions in other accrued liabilities all aggregating to $18.4 million. Partially offsetting were net income of $0.2 million coupled with increases in accounts payable, improved inventory turnover, increased billings in excess of costs on certain percentage of completion contracts, and non-cash depreciation, amortization and stock compensation all aggregating to $15.9 million. The increase in accounts receivable reflects certain customer related delays in shipments from the fourth quarter 2009.

During the first quarter of 2009, cash was used primarily resulting from a net loss of $1.6 million coupled with decreases in accounts payable, accrued expenses and deferred revenues all aggregating to $4.7 million. Partially offsetting were non-cash depreciation and amortization, stock compensation expense, reductions in inventories, accounts receivable from related parties, and other amounting to $4.5 million. Operating cash includes $2.8 million received from the escrow fund settlement.

Net cash from investing activities. During the three months ended March 31, 2010 and 2009, investing activities used approximately $0.1 million and $0.3 million respectively for purchases of property, plant and equipment.

Net cash from financing activities. During the three months ended March 31, 2010 there was minimal financing activities. During the three months ended March 31, 2009, financing activities used cash primarily attributable to establishing $3.0 million of restricted cash at Bank of America associated with the loan amendment noted above.

Backlog. Our Transcrypt-branded products typically have a short turnaround cycle. In contrast, our EFJohnson products and systems, and 3eTI government services contracts, typically have a longer turnaround cycle due to customer system integration and contract delivery requirements that may span multiple years. At March 31, 2010 was $61.6 million, compared to a backlog of $70.2 million at December 31, 2009 and $67.0 million at March 31, 2009.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE”), that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2010, we are not involved in any VIE transactions and do not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

See Note 18 to the Condensed Consolidated Financial Statements in “Part I Financial Information, Item 1 Financial Statements” of this Form 10-Q for a full description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operation and financial condition, which is incorporated herein by reference.

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

The Company has $15.0 million of variable rate debt outstanding at December 31, 2009, which debt matures on June 30, 2010. The debt is variable based on the LIBOR rate. Assuming interest rate volatility in the future is similar to what has been seen in recent years, the Company does not anticipate that short term changes in interest rates will materially affect its consolidated, financial position, results of operations or cash flows. See “Liquidity and Capital Resources” and Item 1A. “Risk Factors” for further discussion of our financing facilities and capital structure.

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

In preparation of our financial statements as of and for the period ended March 31, 2010, management believes that our internal controls over these processes are operating and effective.

PART II. OTHER INFORMATION

ITEM 1.                           LEGAL PROCEEDING

See Note 15 to the Condensed Consolidated Financial Statements in “Part I Financial Information, Item 1 Financial Statements” of this Form 10-Q for disclosure of legal proceedings and estimated effects on results of operation and financial condition, which is incorporated herein by reference.

ITEM 1A.                  RISK FACTORS

Risk Factors Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, that are described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year 2009, that could adversely affect our business, financial condition, cash flow or results of operations, as well as adversely affect the value of an investment in our common stock.

The risk factor set forth below has been updated from these previously disclosed in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year 2009 with more current information.

Our business could be subject to increased risk if the Merger is not consummated.

The Company does not anticipate that it will have sufficient cash on hand on that date to pay off the $15.0 million term loan without dedicating all or substantially all of our cash flow from operations to the payment of our indebtedness, thereby substantially reducing the funds available for operations, working capital, capital expenditures, research and development, sales and marketing initiatives and general corporate or other purposes.  As a result, the Company explored options available to it to refinance the debt, or to raise additional funds through private equity or debt financing, sales of assets, or other strategic alternatives.

On May 15, 2010, the Company entered into the Merger Agreement which provides for the Company to be acquired by an affiliate of Francisco Partners II, L.P.  Pursuant to the terms of the Merger Agreement, stockholders will receive $1.05 per share in cash for their shares of stock of the Company at which time the Company will be privately held.  Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the Company’s stockholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, if applicable, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) subject to certain exceptions, the accuracy of representations and warranties with respect to the Company’s business and compliance by the Company with its covenants contained in the Merger Agreement and (v) stockholders owning no more than 10% of the Company’s outstanding common stock dissenting from the Merger and seeking appraisal rights.

On May 15, 2010, the Company entered into a Seventh Amendment to our Loan Agreement with Bank of America, N.A. (the “Lender”) to extend the maturities of the Loan Agreement until August 31, 2010 to allow the Company to consummate the Merger.  The Lender also waived compliance with certain financial covenants contained in the Loan Agreement for the Company’s fiscal quarter ending June 30, 2010, on a one-time basis.  In consideration of the Lender’s agreement, the Company agreed to pay down the outstanding principal balance of the term loan portion of the Loan Agreement from $15.0 million to $5.0 million on June 17, 2010.  Under the terms of the Seventh Amendment, the Company may authorize the Lender to apply funds held by the Lender in a pledged account in reduction of the outstanding principal balance, provided that the balance remaining in the pledged account cannot be reduced below $0.75 million. On June 17, 2010, the amount contained in the pledged account is expected to be $6.5 million.

The parties further amended the Loan Agreement to increase the revolving line of credit from $3.75 million to $6.0 million effective June 17, 2010.  All future advances under the Loan Agreement will continue to be subject to the Lender’s discretion.  The Seventh Amendment further requires the Company to continue to provide additional financial reporting to the Lender on a monthly basis through the maturity of the loans.

In the event the Merger is not consummated, the Company will be required to pay the remaining outstanding balance to the Lender on or before August 31, 2010 and will pursue alternative financing of the obligations due.

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

Our “report of registered public accounting firm” on our Form 10-K for the fiscal year 2009, indicates that our recurring losses from operations, working capital deficit and maturing term loan raise substantial doubt about our ability to continue as a going concern.

Failure to complete the Merger for regulatory or other reasons could adversely affect the Company’s stock price and its future business and financial results.

Completion of the Merger is conditioned upon, among other things, the consent of the Company’s stockholders and the satisfaction of certain conditions related to the Company’s indebtedness and levels of cash on hand at the closing of the Merger. There is no assurance that the Company will be successful in its efforts to obtain such stockholder approval or meet all of the other conditions. The Company will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the Company would have to evaluate its remaining strategic options, which would include the need to refinance its remaining obligations under its bank facility with Bank of America, N.A. that is due to be repaid in full on August 31, 2010. Further, the market price of the Company’s common stock may reflect various market assumptions as to whether the Merger will occur. Consequently, the completion of, or failure to complete, the merger could result in a significant change in the market price of the Company’s common stock.

ITEM 2.                           UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3.                           DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

N/A

ITEM 5.                           OTHER INFORMATION

N/A

ITEM 6.                           EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

11.1	Computation of net income (loss) per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2010

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2010

32.1	Written certification of Chief Executive Officer, dated May 17, 2010, pursuant to 18 U.S.C. Section 1350.

32.2	Written certification of Chief Financial Officer, dated May 17, 2010, pursuant to 18 U.S.C. Section 1350.

+ Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EF JOHNSON TECHNOLOGIES, INC.

Date: May 17, 2010	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)