Form 10-Q
period 2010-06-30
EF Johnson Technologies, Inc.
filed 2010-08-06
CIK 1023516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

(Mark One)

☒               Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

As of August 3, 2010, 26,555,280 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009

(Unaudited and in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,292	$16,030
Restricted cash	2,783	5,032
Accounts receivable, net of allowance for returns and doubtful accounts of $1,645 and $1,490, respectively	9,148	7,477
Receivables - other	551	796
Cost in excess of billings on uncompleted contracts	4,532	5,096
Inventories, net	29,153	31,295
Prepaid expenses	1,430	912

Total current assets	59,889	66,638
Property, plant and equipment, net	3,891	4,425
Goodwill	5,126	5,126
Other intangible assets, net of accumulated amortization	7,284	7,778
Other assets	59	178

TOTAL ASSETS	$76,249	$84,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$5,002	$15,476
Accounts payable	9,187	8,470
Accrued expenses	7,231	7,754
Billings in excess of cost on uncompleted contracts	4,160	3,610
Deferred revenues	693	1,118

Total current liabilities	26,273	36,428
Deferred income taxes	631	631
Other liabilities	1,657	715

TOTAL LIABILITIES	28,561	37,774

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.01 par value; 3,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 50,000,000 voting shares authorized, 26,516,679 and 26,477,611 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively)	264	264
Additional paid-in capital	156,175	155,795
Accumulated other comprehensive loss	—	(470)
Accumulated deficit	(108,616)	(109,089)
Treasury stock (124,743 and 118,989 shares at cost at June 30, 2010 and December 31, 2009)	(135)	(129)

TOTAL STOCKHOLDERS’ EQUITY	47,688	46,371

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,249	$84,145

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2010 and 2009

(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(as adjusted)		(as adjusted)
Revenues	$25,696	$29,876	$55,028	$51,957
Cost of sales	15,229	17,538	34,144	32,269

Gross profit	10,467	12,338	20,884	19,688

Operating expenses:
Research and development	2,321	3,105	4,686	6,436
Sales and marketing	1,893	2,433	3,988	4,909
General and administrative	5,303	5,329	10,389	10,752
Amortization of intangibles	247	244	494	490
Escrow fund settlement	—	—	—	(2,804)

Total operating expenses	9,764	11,111	19,557	19,783

Income (loss) from operations	703	1,227	1,327	(95)

Interest expense, net	(420)	(352)	(854)	(636)

Income (loss) before income taxes	283	875	473	(731)

Income tax (expense)	—	—	—	—

Net income (loss)	$283	$875	$473	$(731)

Net income (loss) per share — Basic	$0.01	$0.03	$0.02	$(0.03)

Net income (loss) per share — Diluted	$0.01	$0.03	$0.02	$(0.03)

Weighted average common shares — Basic	26,515,235	26,540,418	26,500,311	26,462,612

Weighted average common shares — Diluted	26,794,153	27,008,852	26,786,404	26,462,612

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2010 and 2009

(Unaudited and in thousands)

	2010	2009
		(as adjusted)
Cash flows from operating activities:
Net income (loss)	$473	$(731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision for returns and doubtful accounts	155	(71)
Depreciation and amortization	1,673	1,922
Recognition of deferred gain	(43)	(47)
Stock-based compensation	354	865
Changes in operating assets and liabilities:
Accounts receivable	(1,826)	(3,326)
Accounts receivable from related parties	—	905
Receivables - other	245	199
Cost in excess of billings on uncompleted contracts	564	2,237
Inventories	2,142	2,835
Prepaid expenses and other	(399)	97
Accounts payable	717	(3,058)
Accrued and other liabilities	(480)	103
Billings in excess of cost on uncompleted contracts	550	179
Deferred revenues	516	(388)

Total adjustments	4,168	2,452

Net cash provided by operating activities	4,641	1,721

Cash flows from investing activities:
Purchase of property, plant and equipment	(645)	(472)
Other assets	—	2

Net cash used in investing activities	(645)	(470)

Cash flows from financing activities:
(Increase) decrease in restricted cash related to term loan	2,249	(3,007)
Principal payments on long-term debt	(10,003)	(5)
Proceeds from issuances of common stock	26	31
Purchase of treasury stock	(6)	(86)

Net cash used in financing activities	(7,734)	(3,067)

Net decrease in cash and cash equivalents	(3,738)	(1,816)
Cash and cash equivalents, beginning of period	16,030	11,267

Cash and cash equivalents, end of period	$12,292	$9,451

Supplemental Disclosure of Cash Flow Information:

The Company paid interest of $847 and $659 during six months ended June 30, 2010 and 2009, respectively.

The Company paid income taxes of $67 and $79 during six months ended June 30, 2010 and 2009, respectively.

See accompanying notes to the condensed consolidated financial statements.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2010 and 2009

(Unaudited)

1.        GENERAL

The condensed consolidated balance sheet of EF Johnson Technologies, Inc., at December 31, 2009, presented within this Report on Form 10-Q, has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements for the three and six  months ended June 30, 2010 and 2009 are unaudited. The condensed consolidated financial statements reflect all normal and recurring accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations and cash flows for the three and six  months ended June 30, 2010 are not necessarily indicative of the results for any other period or the entire fiscal year ending December 31, 2010.

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

On April 1, 2009, Transcrypt International, Inc. merged into E.F. Johnson Company.

The Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) dated as of May 15, 2010, with FP-EF Holding Corporation, a Delaware corporation (“Parent”), and FP-EF Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), as amended by that Amendment to Agreement and Plan of Merger dated June 19, 2010 (the “Amendment,” together with the Original Merger Agreement, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (“Surviving Corporation”) and as a wholly-owned subsidiary of Parent.  Parent is an affiliate of Francisco Partners II, L.P., a global technology-focused private equity fund.

Pursuant to the terms of the Merger Agreement, stockholders will receive $1.50 per share in cash for their shares of stock of the Company, at which time the Company will be privately held. Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the Company’s stockholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, if applicable, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) subject to certain exceptions, the accuracy of representations and warranties with respect to the Company’s business and compliance by the Company with its covenants contained in the Merger Agreement, and (v) stockholders owning no more than 10% of the Company’s outstanding common stock dissenting from the Merger and seeking appraisal rights.

The Merger Agreement contains certain termination rights for both the Company and Parent, and further provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $1.5 million and/or reimburse certain out-of-pocket expenses up to $1.0 million.  Additionally, the Company’s only recourse if Parent breaches the Merger Agreement or the Company terminates the Merger Agreement in certain circumstances is the right to receive a reverse termination fee from Parent of $3.5 million and up to $1.0 million as reimbursement for certain of the Company’s out-of-pocket expenses.  The Company cannot seek equitable relief to enforce Parent to consummate the Merger.

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

Three and six months ended June 30, 2010 and 2009

(Unaudited)

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

3.        BUSINESS CONDITION AND LIQUIDITY

The Company has incurred net losses of $12.2 million, $20.9 million and $41.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company generated net cash and cash equivalents of $4.8 million (net of restricted cash) in 2009, but used net cash and cash equivalents of $3.7 million (net of the $10.0 million term loan payment) in the first half of 2010. Additionally, the Company used net cash and cash equivalents of $4.4 million and $7.2 million in fiscal years 2008 and 2007, respectively. The Company was not in compliance with certain of the financial covenants of its Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement, as amended (the “Loan Agreement”) with Bank of America, N.A. for the quarter ending December 31, 2009. The Company executed an amendment to the Loan Agreement effective March 1, 2010 which waived these covenant violations on a one-time basis, but the amendment also included additional restrictions and further limited our access to liquidity (see Note 11).

As of March 31, 2010, the Company had $15.0 million due on June 30, 2010 under the term loan portion of the Loan Agreement. The Company had pledged $3.0 million to Bank of America, which is shown as Restricted Cash on our balance sheet as of March 31, 2010 that partially offset the term loan.

The Company did not anticipate that it would have sufficient cash on hand to pay off the term loan when due, without dedicating all or substantially all of our cash flow from operations to the payment of our indebtedness. The bank also indicated that it would not renew the loan agreement with terms favorable to the Company. As a result, the Company developed and implemented specific action plans to improve profitability and resolve this liquidly matter in the first half of 2010 including the following: i) flattening the organizational structure and reducing employee and operational expenses in January 2010, and ii)  retaining the services of an outside investment banking firm and to explore options available to the Company to refinance the debt, or raise additional funds through private equity or debt financing, sales of assets, or other strategic alternatives.

As more fully disclosed in Note 1 above, on May 15, 2010, the Company entered into the Original Merger Agreement  which was subsequently amended on June 19, 2010.

On May 15, 2010, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Loan Agreement that extended the maturity of the Loan Agreement until August 31, 2010, in order to allow the Company to consummate the Merger. The bank also waived compliance with certain financial covenants contained in the Loan Agreement for the Company’s fiscal quarter ending June 30, 2010, on a one-time basis. In consideration of the bank’s

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2010 and 2009

(Unaudited)

agreement, the Company agreed to pay down the outstanding principal balance of the term loan portion of the Loan Agreement from $15.0 million to $5.0 million on June 17, 2010. The parties further amended the Loan Agreement to increase the revolving line of credit from $3.75 million to $6.0 million effective June 17, 2010.  All future advances under the Loan Agreement will continue to be subject to the bank’s discretion.  The Seventh Amendment further requires the Company to continue to provide additional financial reporting to the bank on a monthly basis through the maturity of the loans.

On June 17, 2010, the Company paid down the outstanding principal balance of the term loan portion of the Loan Agreement from $15.0 million to $5.0 million as required by the Seventh Amendment. The Company authorized the bank to apply $5.75 million of funds held by the bank in a pledged account that reduced the outstanding principal balance of the term loan as of June 30, 2010. The Company has a remaining cash balance of $0.75 million pledged to Bank of America that is shown as part of the Restricted Cash on our balance sheet as collateral for the outstanding letter of credit. As of June 30, 2010, the Company had $5.25 million available under its existing line of credit (subject to the bank’s discretion) net of the letter of credit outstanding for $0.75 million and had unrestricted cash of approximately $12.3 million.

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

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2010 and 2009

(Unaudited)

The following table unaudited (in thousands, except per share amounts) presents the effects of the retrospective adoption of the new accounting guidance as of January 1, 2009 to the Company’s previously reported Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009:

	As previously reported Three Months Ended June 30, 2009	Adjustment	As adjusted Three Months Ended June 30, 2009	As previously reported Six Months Ended June 30, 2009	Adjustment	As adjusted Six Months Ended June 30, 2009

Revenues	$30,129	$(253)	$29,876	$52,558	$(601)	$51,957
Net income (loss) before income taxes	$1,128	$(253)	$875	$(130)	$(601)	$(731)
Net income (loss)	$1,128	$(253)	$875	$(130)	$(601)	$(731)

Net income (loss) per share—basic	$0.04	$(0.01)	$0.03	$(0.00)	$(0.02)	$(0.03)

Net income (loss) per share—diluted	$0.04	$(0.01)	$0.03	$(0.00)	$(0.02)	$(0.03)

Weighted average common shares— basic	26,540	26,540	26,540	26,463	26,463	26,463

Weighted average common shares— diluted	27,009	27,009	27,009	26,463	26,463	26,463

5.        NET INCOME (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is calculated based upon the weighted average number of common shares outstanding during the period. The diluted EPS calculation reflects the potential dilution from common stock equivalents such as stock options, stock satisfied stock appreciation rights (“SSAR’s”), restricted stock grants and restricted stock units (collectively “Incentive Shares”). For the three and six  months ended June 30, 2010 and the three months ended June 30, 2009, outstanding incentive shares with exercise prices lower than the average market price of the common stock for the period were considered common stock equivalents and were dilutive in the calculation of the diluted weighted average common shares. Outstanding incentive shares that had exercise prices higher than the average market price of the common stock for the period were considered anti-dilutive and excluded from the calculation of diluted weighted average common shares. For the six months ended June 30, 2009 all outstanding incentive shares were considered anti-dilutive due to the net loss for the period end.  The outstanding incentive shares that are considered dilutive and anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Incentive shares with dilutive effect	278,918	468,164	286,093	—
Incentive shares with anti-dilutive effect	901,596	1,312,529	906,400	1,823,742
Outstanding incentive shares	1,180,514	1,780,693	1,192,493	1,823,742

We use the treasury stock method to calculate diluted weighted average common shares, as if all such options were outstanding for the periods presented.

6.        ACCOUNTING FOR STOCK-BASED COMPENSATION

We use the Black-Scholes option pricing model to determine the fair value of all stock option grants and stock satisfied stock appreciation rights (“SSAR’s”) (collectively “Options”). For the three and six months ended June 30, 2010, we recognized compensation expense of $0.1 million and $0.2 million, respectively, related to options and $0.1 million and virtually zero, respectively, related to restricted stock grants and restricted stock units.  For the three and six months ended June 30, 2009, we recognized compensation expense of $0.3 million and $0.6 million, respectively, related to options and $0.1 million and $0.2 million, respectively, related to restricted stock grants and restricted stock units.  Additionally, $0.1 million of compensation expense was recognized related to equity grants made in the first quarter of 2009 to certain named executive officers associated with performance-based incentives earned for meeting certain operational, new product introductions and other personal goals.

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2010 and 2009

(Unaudited)

7.        ESCROW FUND SETTLEMENT

On January 13, 2009, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) settling a claim made by the Company against the escrow fund established in connection with the acquisition of 3eTI by the Company in 2006.  Pursuant to the Agreement and Plan of Merger (the “3eTI Merger Agreement”), dated July 10, 2006, by and among the Company, 3eTI, Avanti Acquisition Corp., Chih-Hsiang Li, as Stockholders’ Agent, and Steven Chen, James Whang, Chih-Hsiang Li and AEPCO, Inc., $3.6 million (or ten percent (10%) of the purchase price for 3eTI) was deposited into an escrow account at the time of closing to indemnify the Company for any claims under the 3eTI Merger Agreement.  In August 2008, the Company made a claim against the escrow fund for damages arising out of certain alleged breaches of representations and warranties contained in the 3eTI Merger Agreement.

Pursuant to the terms of the Settlement Agreement, the Company received on January 16, 2009, approximately $2.8 million, inclusive of interest, out of the escrow fund.  The remaining balance of the escrow fund (or approximately $1.1 million, inclusive of interest) was paid out to the former stockholders of 3eTI pursuant to the terms of the 3eTI Merger Agreement.  The Settlement Agreement also contains a mutual release of liability for claims related to the acquisition of 3eTI by the Company.

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

8.        INTEREST RATE SWAP AGREEMENT AND COMPREHENSIVE LOSS

On July 19, 2006, we entered into an interest rate swap agreement to manage interest costs and risks associated with changing interest rates, not for speculative or trading purposes. The interest rate swap agreement terminated on June 30, 2010. The interest rate swap was designated as a cash flow hedge and was recorded in the consolidated financial statements at fair value. Changes in the fair value of the swap were recorded in Accumulated Comprehensive Loss in the balance sheet as the derivative was assessed as effectively hedged. Changes in the fair value of the swap would have been  reclassified to other income (expense) to the extent the hedging instrument is determined to be ineffective.

The interest rate swap agreement effectively converted the variable LIBOR component of the interest rate on the $15.0 million term loan to a fixed rate of 5.64%. Under the terms of the interest rate swap agreement, the Company paid 5.64% and the counterparty paid LIBOR on a monthly basis.  The cumulative net unrealized loss was brought down to zero as of June 30, 2010.  Previously the cumulative net unrealized loss was included in the long term debt obligations and accumulated other comprehensive income in the consolidated balance sheet. The following is a summary of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(as adjusted)		(as adjusted)
Net income (loss)	$283	$875	$473	$(731)
Reclassification to interest expense	(239)	(198)	(333)	(390)
Fair value adjustment for interest rate swap	510	353	803	664
Comprehensive income (loss)	$554	$1,030	$943	$(457)

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2010 and 2009

(Unaudited)

9.        INVENTORIES

The following is a summary of inventories (in thousands):

	June 30, 2010	December 31, 2009
Raw materials and supplies	$6,981	$6,773
Work in progress	1,014	742
Finished goods	21,986	23,621
Service inventories	1,454	1,696
	31,435	32,832
Reserve for obsolescence	(2,282)	(1,537)
Total inventories	$29,153	$31,295

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

No events occurred during the six months ended June 30, 2010 and 2009, respectively, which would indicate that an impairment of such assets had taken place as of such dates.

Amortization expense, related to intangible assets which are subject to amortization, was $0.3 million and $0.2 million  for the three months ended June 30, 2010 and June 30, 2009, respectively.  Amortization expense, related to intangible assets which are subject to amortization, was $0.5 million for the six months ended June 30, 2010 and June 30, 2009, respectively.  Intangible assets consist of the following as of the dates indicated (in thousands):

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

Intangible assets not subject to amortization:
Goodwill	$5,126	$—	$5,126	$5,126	$—	$5,126
Trademarks	2,044	—	2,044	2,044	—	2,044
Certifications	1,230	—	1,230	1,230	—	1,230
	$8,400	$—	$8,400	$8,400	$—	$8,400

	June 30, 2010				December 31, 2009
	Gross		Accumulated	Net	Gross		Accumulated	Net
	Amount	Impairment	Amortization	Amount	Amount	Impairment	Amortization	Amount

Intangible assets subject to amortization:
Existing technology	$6,190	$—	$(3,493)	$2,697	$6,190	$—	$(3,218)	$2,972
Customer relationships	3,756	—	(2,545)	1,211	3,756	—	(2,333)	1,423
Licenses	159	—	(159)	—	159	—	(159)	—
Covenant not-to-compete	400	—	(400)	—	400	—	(400)	—
Trademarks/Patents	209	—	(107)	102	209	—	(100)	109
	$10,714	$—	$(6,704)	$4,010	$10,714	$—	$(6,210)	$4,504

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2010 and 2009

(Unaudited)

11.       NOTE PAYABLE AND LINE OF CREDIT

We amended our Loan Agreement with Bank of America in July 2006 to increase our revolving line of credit of $15.0 million and include a term loan of $15.0 million. Both borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”). The LIBOR Margin was 500 basis points at June 30, 2010 and 400 basis points at June 30, 2009. The interest rate of 5.35 % and 4.32% were in effect at June 30, 2010 and 2009, respectively. As discussed below, in conjunction with the execution of the Merger Agreement an amendment to the Loan Agreement was executed on May 15, 2010 that extended the expiration date from June 30, 2010 to August 31, 2010.

The $15.0 million term loan was fully funded and used to finance the acquisition of 3eTI. The Company did not borrow against the revolving line during 2009 or during the six months ended June 30, 2010.  There was $0.75 million open letters of credit under our line of credit at June 30, 2010 and 2009. The total available credit under the line of credit was approximately $5.25 million and $3.1 million as of June 30, 2010 and December 31, 2009, respectively. As discussed in more detail below, the maximum that we can borrow under the revolving credit line is $6.0 million through August 31, 2010.

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

As noted in our Form 10-K for the period ending December 31, 2009, we were not in compliance with certain of the financial covenants of the Loan Agreement for the quarter ended December 31, 2009. As a result, effective March 1, 2010, we executed an amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one-time basis, waived compliance with such financial covenants for the Company’s first quarter of 2010, and further amended the Loan Agreement to, among other things, (i) lower the revolving line of credit from $10.0 million to $3.75 million, (ii) make all future advances under the line subject to the lender’s discretion, (iii) further limit our ability to obtain letters of credit, (iv) require us to pledge additional cash collateral totaling $3.5 million for the remaining term of the loan agreement no later than June 15, 2010, and (v) require us to provide additional financial reporting to the bank on a monthly basis.  Failure to comply with any of these terms could constitute an event of default that would permit the lender to accelerate the loans upon their occurrence, which could have a material adverse effect on our operating results and cash flows.

On May 15, 2010, the Company entered into a Seventh Amendment to the Loan Agreement with Bank of America that extended the maturity of the Loan Agreement until August 31, 2010, in order to allow the Company to consummate the Merger. The bank also waived compliance with certain financial covenants contained in the Loan Agreement for the Company’s fiscal quarter ending June 30, 2010, on a one-time basis.  In consideration of the bank’s agreement, the Company agreed to pay down the outstanding principal balance of the term loan portion of the Loan Agreement from $15.0 million to $5.0 million on June 17, 2010.  The parties further amended the Loan Agreement to increase the revolving line of credit from $3.75 million to $6.0 million effective June 17, 2010.  All future advances under the Loan Agreement will continue to be subject to the bank’s discretion.  The Seventh Amendment further requires the Company to continue to provide additional financial reporting to the bank on a monthly basis through the maturity of the loan.  On June 17, 2010, the Company paid down the outstanding principal balance of the term loan portion of the Loan Agreement from $15.0 million to $5.0 million as required under the Seventh Amendment.  Under the terms of the Seventh Amendment, the Company authorized the bank to apply $5.75 million of funds held by the bank in a pledged account that reduced the outstanding principal balance of the term loan.

12.       INCOME TAXES

We did not record a tax benefit or provision for the six months ended June 30, 2010 and 2009 primarily due to our fully reserved deferred tax assets requiring no further provision for income taxes for each respective period end. The Company has unrecognized tax benefits of approximately $0.5 million that did not change during the six months ended June 30, 2010

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2010 and 2009

(Unaudited)

relating to carry forward of business credits. In addition, future changes in the unrecognized tax benefit will have no net impact on the effective tax rate due to the existence of the valuation allowance.

As of June 30, 2010, we have no accrual requirement for interest or penalties related to uncertain tax positions since the tax benefits have not been included in prior income tax return filings.

The tax years 2005-2009 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL and R&D credit carry forward tax benefits from tax years 1996 to 2004 in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

13.       WARRANTY COSTS

We provide a one-to-three year warranty on substantially all of our product sales, depending upon certain terms and conditions of the sale, and estimate future warranty claims based on historical experience and anticipated costs to be incurred over the life of the warranty. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable. A reconciliation of changes in our accrued warranty reserve as of June 30, 2010 is as follows (in thousands):

	Balance at	Charged to	Deduction /	Balance at
	December 31, 2009	Expense	Expenditures	June 30, 2010
Allowance for Warranty Reserve	$2,600	234	234	$2,600

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

EF JOHNSON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 30, 2010 and 2009

(Unaudited)

As of June 30, 2010, the interest rate swap agreement expired resulting in no further requirement to carry a liability in the consolidated balance sheet.  The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2009 (in thousands):

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

The Company has accrued legal settlement fees in the amount of $150,000 as of June 30, 2010. The total we have accrued in regards to all legal proceedings as of December 31, 2009 was $32,000.

In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under certain contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. There was a $0.75 million letter of credit under our line of credit as of June 30, 2010 and December 31, 2009. Performance and bid bonds, which expire on various dates, totaled $2.4 million at June 30, 2010 and December 31, 2009. No bonds had been drawn upon at either date.  The majority of bonds relate to the contract awarded in May 2008 by the Government of Yukon, Canada that is collateralized by restricted cash of $2.0 million.

Litigation Relating to the Merger

Since the announcement of the Merger, two putative stockholder class action lawsuits have been filed against the Company and the members of the Board of Directors. Bruce L. Deichl and P. Elayne Wishart v. EF Johnson Technologies, Inc., et al., was filed in the District Court of Dallas County, Texas on May 21, 2010 and Edwin McKean, Raul Quino v. Michael Jalbert, et al. was filed in the District Court of Dallas County, Texas on May 26, 2010. The Plaintiffs in the Deichl and McKean lawsuits filed a consolidated amended petition on June 30, 2010. The consolidated petition names the Company, the members of the Board of Directors, Parent and Merger Sub as defendants. The consolidated petition asserts generally that the members of the Board of Directors breached their fiduciary duties by, among other things, failing to maximize stockholder value in the Merger and by failing to provide adequate disclosures in the Company’s June 23, 2010 preliminary proxy statement. The consolidated petition further asserts that the Company, Parent and Merger Sub aided and abetted those alleged breaches of fiduciary duties. The consolidated petition seeks, among other relief, an order enjoining the consummation of the Merger, rescissory damages or rescission of the Merger if it is consummated, other damages in an unspecified amount, and an award of attorneys’ fees and costs of litigation. The Company, Francisco Partners, Parent and Merger Sub believe that these lawsuits are without merit and intend to defend them vigorously.

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

Three and six months ended June 30, 2010 and 2009

(Unaudited)

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

The following table summarizes the estimates and actual exit costs incurred as of June 30, 2009 for the 2007 Plan (in thousands):

	Original amount expected to be incurred	Additional costs incurred	Total amount expected to be incurred	Amount incurred as of June 30, 2009	Remaining amount to be incurred
One-time termination benefits	$951	$—	$951	$951	$—
Other costs	139	59	198	198	—
Total costs	$1,090	$59	$1,149	$1,149	$—

The following table summarizes the beginning and ending liability reserve for exit costs as of December 31, 2009 for the 2007 Plan (in thousands):

	Balance at December 31, 2008	Cash Payments	Balance at December 31, 2009
One-time termination benefits	$12	$12	$—
Other costs	—	—	—
Total costs	$12	$12	$—

The following table summarizes the estimates and actual exit costs incurred as of June 30, 2010 for the 2009 Plan (in thousands):.

	Original amount expected to be incurred and accrued as of December 31, 2009	Amount incurred as of June 30, 2010	Remaining amount to be incurred as of June 30, 2010
One-time termination benefits	$311	$233	$78
Other costs	25	25	—
Total costs	$336	$258	$78

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

Three and six months ended June 30, 2010 and 2009

(Unaudited)

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

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition.” This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and guidance on the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables or units of accounting under which a vendor satisfies its performance obligations over a period of time, and when a portion or all of the consideration is contingent upon uncertain future events or circumstances, except when the guidance in the ASU conflicts with the guidance provided elsewhere in Topic 605, Revenue Recognition. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The amendments in this ASU are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We have evaluated this new ASU and have determined that it does not have a significant impact on the determination or reporting of our financial results as of June 30, 2010. The Company is required to review certain new contracts pertinent to Topic 605, Revenue Recognition, and related ASU’s on an on-going basis.

19.       SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to the date of our financial statements and through the date our financial statements were issued. We have recognized the effects of all subsequent events that provide additional evidence about conditions that existed at our balance sheet date as of June 30, 2010, including estimates inherent in the process of preparing our financial statements. There were no non-recognized subsequent events to be disclosed in our financial statements.

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

The Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) dated as of May 15, 2010, with FP-EF Holding Corporation, a Delaware corporation (“Parent”), and FP-EF Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), as amended by that Amendment to Agreement and Plan of Merger dated June 19, 2010 (the “Amendment,” together with the Original Merger Agreement, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (“Surviving Corporation”) and as a wholly-owned subsidiary of Parent.  Parent is an affiliate of Francisco Partners II, L.P., a global technology-focused private equity fund.

Pursuant to the terms of the Merger Agreement, stockholders will receive $1.50 per share in cash for their shares of stock of the Company, at which time the Company will be privately held. Consummation of the Merger is subject to customary conditions, including, among others, (i) approval of the Company’s stockholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, if applicable, (iii) absence of any order or injunction prohibiting the consummation of the Merger, (iv) subject to certain exceptions, the accuracy of representations and warranties with respect to the Company’s business and compliance by the Company with its covenants contained in the Merger Agreement, and (v) stockholders owning no more than 10% of the Company’s outstanding common stock dissenting from the Merger and seeking appraisal rights.

The Merger Agreement contains certain termination rights for both the Company and Parent, and further provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $1.5 million and/or reimburse certain out-of-pocket expenses up to $1.0 million.  Additionally, the Company’s only recourse if Parent breaches the Merger Agreement or the Company terminates the Merger Agreement in certain circumstances is the right to receive a reverse termination fee from Parent of $3.5 million and up to $1.0 million as reimbursement for certain of the Company’s out-of-pocket expenses.  The Company cannot seek equitable relief to enforce Parent to consummate the Merger.

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

Results of Operations

The following table presents certain Condensed Consolidated Statements of Operations information as a percentage of revenues during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(as adjusted)		(as adjusted)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.3	58.7	62.0	62.1

Gross profit	40.7	41.3	38.0	37.9

Operating expenses:
Research and development	9.0	10.4	8.5	12.4
Sales and marketing	7.4	8.1	7.2	9.4
General and administrative	20.6	17.8	18.9	20.7
Amortization of intangibles	1.0	0.8	0.9	0.9
Escrow fund settlement	—	—	—	(5.4)

Total operating expenses	38.0	37.2	35.5	38.1

Income (loss) from operations	2.7	4.1	2.4	(0.2)

Interest expense, net	(1.6)	(1.2)	(1.6)	(1.2)

Income (loss) before income taxes	1.1	2.9	0.9	(1.4)

Income tax (expense)	—	—	—	—

Net Income (loss)	1.1%	2.9%	0.9%	(1.4)%

Comparison of the Three Months and Six Months Ended June 30, 2010 and 2009

Revenues. Our revenues decreased $4.2 million, or 14%, to $25.7 million for the three months ended June 30, 2010 from $29.9 million for the same period in 2009. The decline was attributable to lower LMR revenues associated with re-banding projects partially offset by increases associated with State LMR infrastructure revenues. Our revenues increased $3.0 million, or 6%, to $55.0 million for the six months ended June 30, 2010 from $52.0 for the same period in 2009.  The increase was attributable to increased State LMR infrastructure revenues.

Gross Profit. Our gross profit decreased $1.9 million, or 15%, to $10.4 million in the three months ended June 30, 2010 from $12.3 million for the same period in 2009. Gross profit, as a percentage of revenues, or gross margin, was 40.7% for the three months ended June 30, 2010, as compared to 41.3% for the same period in 2009. The decrease in gross profit and gross margin was attributable to lower quarterly revenues and product mix.  Our gross profit increased $1.2 million, or 6%, to $20.9 million for the six months ended June 30, 2010 from $19.7 million for the same period in 2009. Gross profit, as a percentage of revenues, or gross margin, was 38.0% for the six months ended June 30, 2010, as compared to 37.9% for the same period in 2009. The increase in gross profit for the first half of 2010 was attributable to overall revenue volume. We anticipate margins to fluctuate over the remainder of fiscal year 2010 due to product mix.

Research and Development. Research and development expenses decreased $0.8 million, or 26% to $2.3 million in the three months ended June 30, 2010 from $3.1 million in the same period in 2009. Research and development expenses as a percentage of revenues decreased to 9.0% in the second quarter of 2010 versus 10.4% for the same period in 2009 mainly due to controlling costs and a more focused approach for core initiatives. Research and development expenses decreased $1.7 million, or 27% to $4.7 million in the six months ended June 30, 2010 from $6.4 million in the same period in 2009. Research and development expenses as a percentage of revenues decreased to 8.5% in the first half of 2010 versus 12.4% for the same period in 2009. The lower research and development expenses for the first half of 2010 are due to the completion of certain engineering programs and a more focused R&D approach for our core initiatives. We anticipate research and development costs to increase in the second half of 2010 as the Company begins work on new core initiatives and projects.

Sales and Marketing. Sales and marketing expenses decreased $0.5 million, or 21%, to $1.9 million in the three months ended June 30, 2010 from $2.4 million in the same period in 2009. Sales and marketing expenses as a percentage of revenues were 7.4% in the second quarter of 2010 versus 8.1% for the same period of 2009. The decrease sales and marketing expenses is mainly attributable to lower headcount and lower sales compensation structure through the second quarter of 2010. Sales and marketing expenses decreased $0.9 million, or 18%, to $4.0 million in the six months ended June 30, 2010 from $4.9 million in the same period in 2009. Sales and marketing expenses as a percentage of revenues were 7.2% for the first half of 2010 versus 9.4% in the first half of 2009.  We anticipate sales and marketing expenses to increase in the second half of 2010 relating to filling open positions and upcoming marketing initiatives.

General and Administrative. General and administrative expenses were flat at $5.3 million for the three months ended June 30, 2010 and 2009, respectively. General and administrative expenses decreased slightly by $0.4 million, or 3%, to $10.4 million for the six months ended June 30, 2010 from $10.8 million for the same period in 2009.

Amortization of Intangibles. Amortization of intangibles remained stable at $0.2 for the three months ended June 30, 2010 and for the same period in 2009.  Amortization of intangibles remained stable at $0.5 for the six months ended June 30, 2010 and for the same period in 2009.

Escrow fund settlement.  In January 2009, we settled claims under the 2006 3eTI acquisition agreement and received $2.8 million of the funds held in the escrow account established in connection with the acquisition. The escrow funds received as part of the settlement that were not replicated in 2010 were recorded as a reduction of operating expense. The settlement was in connection with the acquisition of 3eTI in 2006. The total consideration paid by the Company consisted of $36.0 million in cash, which included $3.6 million to be held in escrow to indemnify the Company for any claims under the 3eTI acquisition. In August 2008, the Company made a claim against the escrow fund for damages arising out of certain alleged breaches of representations and warranties contained in the 3eTI acquisition agreement. The Company previously incurred research and development costs in connection with the re-design, re-testing and re-certification of certain 3eTI products to bring them up to specifications represented to exist at the acquisition date.

Interest Expense, net. Interest expense, net remained relatively flat at $0.4 million in expense for the three months ended June 30, 2010 and 2009, respectively.  Interest expense, net increased $0.2 million to approximately $0.8 million in expense for the six months ended June 30, 2010 from $0.6 million for the same period in 2009. The increases were attributable to increased interest rates on the term loan relating to the loan amendment executed in March 2010 as more fully disclosed in “Liquidity and Capital Resources” below.

Provision for Income Taxes. We did not record a tax benefit or provision for either the three months ended June 30, 2010 and 2009 primarily due to our fully reserved deferred tax assets requiring no further provision for income taxes for each respective period end. The valuation reserve is based upon management’s conclusions regarding, among other considerations, our cumulative loss position during three preceding years, our operating results during each period, our current and expected customer base, technological and competitive factors impacting our current products, and management’s estimates of future earnings based on information currently available.

Net Income / (Loss). Net income was $0.3 million for the three months ended June 30, 2010, reflecting a decrease of $0.6 million, as compared to net income of $0.9 million for the same period in 2009. Excluding the $2.8 million received for the escrow fund settlement, the net loss for the three months ended June 30, 2009, would have been $1.9 million. Net income was $0.5 million for the six months ended June 30, 2010, reflecting an increase of $1.2 million, as compared to net loss of ($0.7) million for the same period in 2009. Excluding the $2.8 million received for the escrow fund settlement, the net loss for the six months ended June 30, 2009, would have been ($3.5) million. The improved operating performance relates to the 6% increase in revenues and lower operating expenses relating to reductions in research and development and sales and marketing expenses during 2010.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash and cash equivalents which were $12.3 million (net of $2.8 million pledged restricted cash) at June 30, 2010 and $16.0 million at December 31, 2009 (net of $5.0 million pledged restricted cash). In June 2010, the Company paid $10.0 million towards the $15.0 million term loan leaving a balance of $5.0 million as of June 2010. The Company recognized net income of $0.5 million for the first half of 2010. However, due to the net losses in 2009, 2008 and 2007, we considered the timing of prior year losses and several other key factors in assessing the liquidity requirements of the Company for the next twelve months.

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

The Company also has a secured line of credit agreement with Bank of America, N.A. (the “Loan Agreement”), which has been extended to August 31, 2010 as discussed below. Borrowings bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (“LIBOR Margin”). The LIBOR Margin was 500 basis points at June 30, 2010. The effective interest rate at June 30, 2010 was 5.35 percent. The outstanding balance of the term loan portion of the Loan Agreement was $5.0 million as of June 30, 2010.

The Loan Agreement provides for customary affirmative and negative covenants, including maintenance of corporate existence, property and certain reporting requirements, as well as limitations on debt, liens, fundamental changes, acquisitions, investments, loans, guarantees, use of proceeds and capital expenditures. In addition, the Loan Agreement contains certain financial covenants including a maximum ratio of funded debt to EBITDA and a fixed charge coverage ratio. The Loan Agreement also provides for events of default that would permit the bank to accelerate the loans upon their occurrence. As collateral for the obligations under the Loan Agreement, the bank has a security interest in substantially all assets of the borrowers, including accounts receivable, inventories and general intangibles.

The Company did not borrow against the revolving line of credit during 2009 or during the six months ended June 30, 2010. There was $0.75 million of open letters of credit under our line of credit at June 30, 2010 and December 31, 2009. The total available credit under the line of credit was $5.25 million and $3.1 million as of June 30, 2010 and December 31, 2009, respectively. As discussed in more detail below, effective with the May 15, 2010 amendment to the Loan Agreement, the maximum that we can borrow under the revolving credit line has been increased from $3.75 million to $6.0 million after June 17, 2010 through August 31, 2010. Any borrowings under the line of credit are at the discretion of the bank.

As noted in our Form 10-K for the period ending December, 31, 2009, we were not in compliance with certain of the financial covenants of the Loan Agreement for the quarter ended December 31, 2009. As a result, effective March 1, 2010, we executed an amendment to the Loan Agreement whereby Bank of America waived such financial covenant defaults on a one-time basis, waived compliance with such financial covenants for the Company’s first quarter of 2010, and further amended the Loan Agreement to, among other things, (i) lower the revolving line of credit from $10.0 million to $3.75 million, (ii) make all future advances under the line subject to the bank’s discretion, (iii) further limit our ability to obtain letters of credit, (iv) require us to pledge additional cash collateral totaling $3.5 million for the remaining term of the Loan Agreement no later than June 15, 2010, and (v) require us to provide additional financial reporting to the bank on a monthly basis.

On May 15, 2010, the Company entered into a Seventh Amendment (the “Seventh Amendment”) to the Loan Agreement that extended the maturity of the Loan Agreement until August 31, 2010, in order to allow the Company to consummate the Merger as more fully disclosed in the overview above. The bank also waived compliance with certain financial covenants contained in the Loan Agreement for the Company’s fiscal quarter ending June 30, 2010, on a one-time basis. In consideration of the bank’s agreement, the Company agreed to pay down the outstanding principal balance of the term loan portion of the Loan Agreement from $15.0 million to $5.0 million on June 17, 2010.  The parties further amended the Loan Agreement to increase the revolving line of credit from $3.75 million to $6.0 million effective June 17, 2010.  All future advances under the Loan Agreement will continue to be subject to the bank’s discretion.  The Seventh Amendment further requires the Company to continue to provide additional financial reporting to the bank on a monthly basis through the maturity of the loans.  On June 17, 2010, the Company paid down the outstanding principal balance of the term loan portion of the Loan Agreement from $15.0 million to $5.0 million as required under the Seventh Amendment.  Under the terms of the Seventh Amendment, the Company authorized the bank to apply $5.75 million of funds held by the Lender in a pledged account that reduced the outstanding principal balance of the term loan.

As more fully disclosed in the overview above, the Company entered into the Original Merger Agreement on May 15, 2010which was subsequently amended on June 19, 2010.

As noted above, the maturity of the Loan Agreement was extended to August 31, 2010 in order for the Company to consummate the Merger. As a result, the $5.0 million remaining balance of the term loan is due and payable in full on that date. If the Merger is not consummated on that date, the Company does not anticipate that it will have sufficient cash on hand on that date to pay off the term loan without dedicating all or substantially all of our cash flow from operations to the payment of our indebtedness, thereby substantially reducing the funds available for operations, working capital, capital expenditures, research and development, sales and marketing initiatives and general corporate or other purposes.

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

Letters of credits and bonds.    In the normal course of our business activities related to sales of wireless radio systems to local and state governmental entities, we are required under contracts with various government authorities to provide letters of credit or performance or bid bonds that may be drawn upon if we fail to perform under our contracts. There was a $0.75 million letter of credit under our line of credit as of June 30, 2010 and December 31, 2009, respectively. Performance and bid bonds, which expire on various dates, totaled $2.4 million at June 30, 2010 and December 31, 2009, respectively. No bonds had been drawn upon at either date. The majority of bonds relate to the contract awarded in May 2008 by the Government of Yukon, Canada that is collateralized by restricted cash of $2.0 million.

Net cash from operating activities. Our operating activities provided cash of $4.6 million and $1.7 million in the six months ended June 30, 2010 and 2009, respectively.

During the first half of 2010, operating cash was provided primarily from net income of $0.5 million, reductions in inventory, costs in excess of billings and other receivables coupled with increases in accounts payable, billings in excess of costs, deferred revenues and non-cash depreciation, amortization and stock compensation all aggregating to $6.8 million. Partially offsetting were uses of cash relating to increases in accounts receivable and prepaid expenses coupled with reductions in other accrued liabilities all aggregating to $2.7 million.

During the first half of 2009, operating cash was provided primarily from improved inventory turnover, reduced costs in excess of billings due to increased contract billings, collection of related party receivables and non-cash depreciation, amortization and stock compensation aggregating to $9.2 million. Partially offsetting were a net loss of $0.7 million, increases in billed accounts receivable, a reduction in accounts payable and other liabilities amounting to $6.8 million. Operating cash includes $2.8 million received from the escrow fund settlement.

Net cash from investing activities. During the six months ended June 30, 2010 and 2009, investing activities used approximately $0.6 million and $0.5 million, respectively, for purchases of property, plant and equipment.

Net cash from financing activities. During the six months ended June 30, 2010 cash used in financing activities amounted to $7.7 million.  The long term debt was paid down using $10.0 million that was partially offset by a net decrease in restricted cash of $2.2 million. In accordance with the amended loan agreement, the Company funded $3.5 million in additional pledged cash during the second quarter of 2010 and transferred $5.75 million from the restricted cash account to partially pay the term loan down on June 17, 2010. During the six months ended June 30, 2009, financing activities used cash primarily attributable to establishing $3.0 million of restricted cash at Bank of America associated with the loan amendment noted above.

Backlog. Our Transcrypt-branded products typically have a short turnaround cycle. In contrast, our EFJohnson products and systems, and 3eTI government services contracts, typically have a longer turnaround cycle due to customer system integration and contract delivery requirements that may span multiple years. Backlog as of June 30, 2010 was $52.1 million, compared to a backlog of $70.2 million at December 31, 2009 and $49.5 million at June 30, 2009.

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

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIE”), that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2010, we are not involved in any VIE transactions and do not have any off-balance sheet arrangements.

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

Our financial instruments consist of cash, cash equivalents, short- and long-term investments, trade accounts receivable, accounts payable and long-term obligations. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without increasing risk. As of June 30, 2010 and December 31, 2009, respectively, we had an investment portfolio of short-term investments in a variety of interest-bearing money market funds. Due to the short duration of our investment portfolio, a hypothetical 1% change in interest rates would not be material to our financial condition or results of operations.

The Company has $5.0 million of variable rate debt outstanding as of June 30, 2010, which debt matures on August 31, 2010. The debt is variable based on the LIBOR rate. Assuming interest rate volatility in the future is similar to what has been seen in recent years, the Company does not anticipate that short term changes in interest rates will materially affect its consolidated financial position, results of operations or cash flows. See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure.

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

In preparation of our financial statements as of and for the period ended June 30, 2010, management believes that our internal controls over these processes are operating and effective.

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

The Company does not anticipate that it will have sufficient cash on hand to pay off the $5.0 million term loan when it comes due on August 31, 2010, without dedicating all or substantially all of our cash flow from operations to the payment of our indebtedness, thereby substantially reducing the funds available for operations, working capital, capital expenditures, research and development, sales and marketing initiatives and general corporate or other purposes. As a result, the Company explored options available to it to refinance the debt, or to raise additional funds through private equity or debt financing, sales of assets, or other strategic alternatives. These efforts resulted in the Company’s entry into the Merger Agreement.

In the event the Merger is not consummated, the Company will be required to pay the remaining outstanding balance to the Bank on or before August 31, 2010. There can be no assurance that the Company would be able to obtain a new or extended credit facility upon the termination of the Loan Agreement. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

Completion of the Merger is conditioned upon, among other things, the consent of the Company’s stockholders and the satisfaction of certain conditions related to the Company’s indebtedness and levels of cash on hand at the closing of the Merger. There is no assurance that the Company will be successful in its efforts to obtain such stockholder approval or meet all of the other conditions. The Company will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the Company would have to evaluate its remaining strategic options, which would include the need to refinance its remaining obligations under its Loan Agreement with Bank of America, N.A. that is due to be repaid in full on August 31, 2010. Further, the market price of the Company’s common stock may reflect various market assumptions as to whether the Merger will occur. Consequently, the completion of, or failure to complete, the merger could result in a significant change in the market price of the Company’s common stock.

ITEM 2.          UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

N/A.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.           RESERVED

N/A

ITEM 5.          OTHER INFORMATION

N/A

ITEM 6.          EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

11.1	Computation of net income (loss) per share

31.1	Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2010

31.2	Chief Financial Officer’s Certification of Report on Form 10-Q for the Quarter Ending June 30, 2010

32.1	Written certification of Chief Executive Officer, dated August 6, 2010, pursuant to 18 U.S.C. Section 1350.

32.2	Written certification of Chief Financial Officer, dated August 6, 2010, pursuant to 18 U.S.C. Section 1350.

+ Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EF JOHNSON TECHNOLOGIES, INC.

Date: August 6, 2010	By:	/s/ Jana Ahlfinger Bell
Jana Ahlfinger Bell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)